Form 10-K
period 2001-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2002-03-27
CIK 1159427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-33227

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   North Carolina                                              56-2270620
    ---------------------------------------------             ----------------------------------------
           (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
           incorporation or organization)


               4701 Country Club Road
           Winston-Salem, North Carolina                                          27104
    ---------------------------------------------             ----------------------------------------
      (Address of principal executive offices)                                  (Zip Code)



        Registrant's telephone number, including area code (336) 768-8500

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

                7.25% Convertible Junior Subordinated Debentures

     Guarantee with respect to 7.25% Convertible Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock at March 1, 2002, held by those persons deemed by the registrant to be non-affiliates, was approximately $53.3 million.

As of March 1, 2002, (the most recent practicable date), the registrant had outstanding 8,354,990 shares of Common Stock, no par value.

                       Documents Incorporated By Reference


                                     Document                                             Where Incorporated
                                     --------                                             ------------------
1.       Proxy Statement for the Annual Meeting of Shareholders to be held April                Part III
         25, 2002 to be mailed to shareholders within 120 days of December 31,
         2001.




Form 10-K Table of Contents

Index                                                                                                         PAGE
-----                                                                                                         ----
PART I

        Item 1.    Business.................................................................................     3
        Item 2.    Properties...............................................................................    13
        Item 3.    Legal....................................................................................    14
        Item 4.    Submission of Matters to a Vote of Security Holders......................................    14

PART II

        Item 5.    Market for Common Stock Equity and Related Stockholder Matters...........................     14
        Item 6.    Selected Financial Data..................................................................     15
        Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     16
        Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................     41
        Item 8.    Financial Statements.....................................................................     41
        Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     63

PART III

        Item 10.   Directors and Executive Officers of the Registrant.......................................     63
        Item 11.   Executive Compensation...................................................................     63
        Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................     63
        Item 13.   Certain Relationships and Related Transactions...........................................     63

PART IV

        Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     63


                                     PART I

ITEM 1.  BUSINESS

         Who We Are

         Southern Community Financial Corporation ("company") is the holding company for Southern Community Bank and Trust ("bank"). The bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. We are based in Winston-Salem, North Carolina which is located in the north central region of the state, an area also known as the Piedmont Triad. The Piedmont Triad area includes the cities of Winston-Salem, Greensboro and High Point.

         At December 31, 2001, we had total assets of $481.2 million, net loans of $354.9 million, deposits of $392.9 million, and shareholders' equity of $42.5 million. We had net income of $2.1 million and $2.4 million and diluted earnings per share of $.24 and $.30 for the years ended December 31, 2001 and 2000, respectively. We had net income of $1.5 million and diluted earnings per share of $.19 for the year ended December 31, 1999.

         We have been, and intend to remain, a community-focused financial institution offering a full range of financial services to individuals, businesses and nonprofit organizations in the communities we serve. Our banking services include checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services to satisfy the needs of our customers. In addition, to more fully serve the specialized needs of certain commercial and retail customers, the bank has established four subsidiaries as described below.

         In our five years of existence we have accomplished the following:

         - Assembled a management team with knowledge of our local markets and over 100 years of banking experience;
         - Registered 14 consecutive quarters of profitability after becoming profitable in our seventh quarter of operation;
         - Established seven banking offices including four in Winston-Salem and one each in Clemmons, Kernersville and Yadkinville;
         - Focused on growing internally reaching total assets of $481.2 million as of December 31, 2001 without any acquisitions;
         - Created four subsidiaries of the bank, each managed by professionals with substantial previous experience in their discipline:
                  - Southern Credit Services, Inc., which is engaged in the business of accounts receivable financing;
                  - Southern Investment Services, Inc., which provides investment brokerage services;
                  - Southeastern Acceptance Corporation, a consumer finance agency with offices in Winston-Salem and Mt. Airy, North Carolina; and
                  - VCS Management, LLC, the managing general partner of Venture Capital Solutions, L.P., a small business investment company in which the bank is an investor, with offices in Winston-Salem, North Carolina and Atlanta, Georgia.
         - Received regulatory approval during August, 2001 for trust powers and expect to soon begin offering trust services including investment management, administration and advisory services primarily for individuals, partnerships and corporations;
         - Increased our equity to $42.5 million as a result of our initial public offering which raised $12 million, two secondary stock offerings in February 1998 and January 2001, raising $18.7 million and $4.9 million respectively, and the retention of earnings;
         - Listed our common stock on the Nasdaq National Market System on January 2, 2002; o Created a capital trust, Southern Community Capital Trust I, that issued 1,725,000 cumulative convertible trust preferred securities in February 2002 generating gross proceeds of $17.3 million; and
         - Implemented a strong credit culture. As of December 31, 2001, our non-performing assets totaled $1.2 million or 0.26% of total assets and our allowance for loan losses was $5.4 million or 1.50% of total loans and 604% of non-performing loans.

         The website for the bank is www.smallenoughtocare.com. The bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. The address of our principal executive office is 4701 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock is currently traded on the Nasdaq National Market System under the symbol "SCMF".


OUR MARKET AREA

         We consider our primary market area to be the Piedmont Triad area of North Carolina including Winston-Salem and the cities of Clemmons, Kernersville (all in Forsyth County) and Yadkinville (Yadkin County), North Carolina, and to a lesser extent, adjoining counties. We opened the Clemmons and Kernersville branches during 2000. We plan to open an additional branch in Winston-Salem during 2002. We expect our presence in the Piedmont Triad market area to increase in the future, however presently, Forsyth and Yadkin Counties represent our primary market area.

         The Piedmont Triad is a 12 county region located in the north central Piedmont of North Carolina and is named for the three largest cities in the region, Winston-Salem, Greensboro and High Point. The region has one fifth of the state's population and one fifth of its labor force. Manufacturing (26%) and services (24%) are the two largest employment sectors. In 1999, the Piedmont Triad region generated approximately $1.1 billion in new and expanded industry investment and 7,265 new jobs.

         Forsyth and Yadkin Counties are part of the largest Metropolitan Statistical Area located entirely in North Carolina. The MSA is also one of the top 50 in the country in both total population and number of households. Forsyth County had an estimated population of 306,067 in 2000 and Yadkin County was estimated at 36,348 in 2000. Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina with an estimated population of over 173,000. Forsyth County is the economic hub of northwest North Carolina. The median family income in 1999 was over $45,000, over 14% higher than the national figure and over 17% higher than the state figure. Forsyth County has a very balanced and diversified economy. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 1999 were trade (23%), services (29%), manufacturing (21%), finance, communications and utilities (13%), government (9%) and construction (4%).

         There has been significant consolidation of banking institutions in this market area. One of the two largest regional commercial banks in North Carolina with its headquarters in Winston-Salem, with assets in excess of ten billion dollars, recently merged with a financial institution in another city in North Carolina. Another community bank, headquartered in Kernersville, also recently announced a proposal to be acquired by a financial institution in another county. We expect this consolidation to offer significant opportunities for growth in our market area.

         The bank serves our market area through seven full service banking offices, including four branches located in Winston-Salem. Our television and radio advertising has extended into this market area for several years, providing the bank name recognition in the Piedmont Triad area. The bank's customers may access various banking services through eight ATMs owned by the bank and ATMs owned by others, through debit cards, and through the bank's automated telephone and internet electronic banking products. These products allow the bank's customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

BUSINESS STRATEGY

         We established our bank with the objective of becoming a vital, long-term player in our markets with a reputation for quality customer service provided by a financially sound organization. Our business strategy is to operate as an institution that is well capitalized, strong in asset quality, profitable, independent, customer-oriented and connected to our community.

         A commitment to customer service is at the foundation of our approach. Our commitment is to put our customers first and we believe it differentiates us from our competitors. Making good quality, profitable loans, which result in a long-standing relationship with our borrowers, will continue to be a cornerstone of our strategy.

We intend to leverage the core relationships we build by providing a variety of services to our customers. With that focus, we target:

         - Small and medium sized businesses, and the owners and managers of these entities;
         -        Professional and middle managers of locally based companies;
         -        Residential real estate developers; and
         -        Individual consumers.

         We intend to grow our franchise through new and existing relationships developed by our management team, by taking advantage of the opportunity to acquire new relationships resulting from recent significant consolidation among banks in our markets, including Wachovia Corporation's merger with First Union Corporation, and by expanding to contiguous areas through de novo entry and potentially through acquisitions which make strategic and economic sense.

         We also intend to continue to diversify our revenue in order to generate non-interest income. These efforts have included the formation of our investment brokerage subsidiary, our mortgage loan department, and our small business investment company manager (which generates management fees in addition to interest income on its investments) and the creation of our trust department. For the year ended December 31, 2001 our non-interest income represented 20.3% of our total revenue. We believe that the profitability of these added businesses and services, not just revenue generated, is critical to our success.

         Key aspects of our strategy and mission include:

                  - To provide community-oriented banking services by delivering a broad range of financial services to our customers through responsive service and communication;
                  - To form a partnership with our customers whereby our decision making and product offerings are geared toward their best long-term interests;
                  - To be recognized in our community as long-term players with employees, stockholders and board members committed to that effort; and
                  - To be progressive in our adoption of new technology so that we can provide our customers access to products and services that meet their needs for convenience and efficiency.

         Our belief is that this way of doing business will build a profitable corporation and shareholder value. We want to consistently reward our shareholders for their investment and trust in us.

SUBSIDIARIES

         The bank operates four subsidiaries that provide financial services in addition to those offered directly by the bank. The company formed another subsidiary to issue trust preferred securities. Each subsidiary is described below.

         Southern Credit Services, Inc. was established in July 1997 and is engaged in the business of accounts receivable financing. It either lends money using the accounts receivable as collateral or purchases the accounts receivable at a discount. Its office is located at our main headquarters building in Winston-Salem. Southern Credit has 6 employees and total assets of $16 million as of December 31, 2001. For the year ended December 31, 2001, its revenues were $1.8 million, which represented 5.1% of total consolidated revenue.

         Southern Investment Services, Inc. was established March 1999 and, through an unaffiliated broker dealer, provides customers of the bank with securities products and services. Through this arrangement, Southern Investment Services earns revenues through commission sharing with the unaffiliated broker dealer. Southern Investment Services employs one licensed securities representative and for the year ended December 31, 2001 generated net fee income of $193,000 or .6% of total consolidated revenue.

         Southeastern Acceptance Corporation was established in December 1999 as a consumer finance agency. Southeastern Acceptance offers a full line of automobile and personal loans through its two offices in Winston-Salem and Mt. Airy as well as through relationships with automobile dealers in its markets. Southeastern

Acceptance has 9 employees and $8.3 million of loans outstanding as of December 31, 2001 and for year ended December 31, 2001, its revenues were $1.6 million, which represented 4.7% of total consolidated revenue.

         VCS Management, LLC was formed in March 2000 as the managing general partner of Venture Capital Solutions, L.P., a small business investment company licensed by the Small Business Administration. Southern Community Bank and Trust has $1.7 million invested in the partnership, which has a total of $9.2 million of committed capital from various private investors including the bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The bank shares in any earnings of the partnership through its investment in the partnership. VCS Management earns management fees for managing the investment activities of the partnership. For year ended December 31, 2001 VCS Management earned $564,000 of fee income, representing 1.6% of total consolidated revenue.

         In February of 2002, Southern Community Capital Trust I (the "Trust"), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the "Securities"), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities will pay distributions quarterly beginning on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.67 (the "Conversion Price") or 1.153 shares of the company's common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures is to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, the operations and continued expansion of the bank's subsidiaries, and to maintain the bank's status as "well capitalized" under regulatory guidelines.

 COMPETITION

         The activities we and the bank engage in are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, with assets in excess of ten billion dollars, and one savings institution have their headquarters in Winston-Salem. Another community bank is headquartered in Kernersville. As of June 2001, there were 104 branches in Forsyth County operated by twelve commercial banks and one savings institution. Approximately $10.0 billion in deposits are located in Forsyth County. Yadkin County has eight banks with eleven branches and approximately $375.0 million in deposits. Deposits of the bank on that date were $299.5 million in Forsyth County and $70.1 million in Yadkin County. Therefore, in its market area, the bank has significant competition for deposits and loans from other depository institutions.

         Other financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition we face. During 1998 federal legislation allowed credit unions to expand their membership criteria and compete more intensely for traditional bank business. Additionally, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 expanded the types of activities in which a bank holding company can engage. Currently, we must compete against some institutions located in the Piedmont Triad area which have capital resources and legal loan limits substantially in excess of those available to us and the bank. We expect competition to continue to be significant.

EMPLOYEES

         At December 31, 2001, the bank employed 121 full time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good. Southern Community Financial Corporation has no employees of its own.


SUPERVISION AND REGULATION

         Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

         Southern Community Financial Corporation is a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve. We are required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of us and may examine any of our subsidiaries, including the bank.

         The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

         However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

         A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Southern Community Financial Corporation has elected, and been authorized by the Federal Reserve, to become a financial holding company.

         Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of this legislation.

         Enforcement Authority. We will be required to obtain the approval of the Federal Reserve prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in, any new activity. Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Interstate Acquisitions. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, North Carolina banking laws permit a bank holding company which owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina. This type of acquisition may occur only if the North Carolina bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina.

         Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

         The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

         Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2001, our Tier 1 leverage capital ratio and total capital were 9.21% and 11.53%, respectively.

         The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

         Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

         Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our only source of income is dividends paid by the bank. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which fund the interest payments on the convertible preferred securities, issued by our trust subsidiary.

         Change of Control. State and federal banking law restrict the amount of voting stock of the bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire us by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, our shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

THE BANK

         The bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, our subsidiary bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. As a member of the Federal Reserve, the bank is subject to regulation, supervision and regular examination by the Federal Reserve. The North Carolina Banking Commission and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the bank.

         Transactions with Affiliates. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as "covered transactions" between the bank and its affiliates may not exceed 10% of the bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the bank, including us and Southern Community Capital Trust I, is deemed to be an affiliate of the bank.

         Loans to Insiders. Federal law also constrains the types and amounts of loans that the bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank's board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person.

         Regulation of Lending Activities. Loans made by the bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the bank are provided if the bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

         Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.

         In 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Current North Carolina law permits interstate branching only through acquisition of a financial institution that is at least five years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Furthermore, the Reigle-Neal Act and applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations under the Riegle-Neal Act prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

         Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

         The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the bank.

         Dividends. All dividends paid by the bank are paid to us, the sole shareholder of the bank. The general dividend policy of the bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations. The dividend policy of the bank is subject to the discretion of the board of directors of the bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

         The ability of the bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the bank's surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

         The exact amount of future dividends on the stock of the bank will be a function of the profitability of the bank in general and applicable tax rates in effect from year to year. The bank's ability to pay dividends in the future will directly depend on the its future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, profits resulting from the bank's operations will be retained by the bank as additional capital to support its operations and growth other than dividends paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which fund the interest payments on the convertible preferred securities, issued by our trust subsidiary.

         Capital Adequacy. The capital adequacy regulations which apply to state banks, such as the bank, are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed above.

         Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The bank is not subject to any such requirements.

         Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

         Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal "prompt corrective action" regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

         If a state member bank, such as the bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank.

         If a state member bank is classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank. If a state member bank is classified as significantly undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

         The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The Federal Reserve is required to conduct a full-scope, on-site examination of every member bank at least once every twelve months.

         Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

         Deposit Insurance. The bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the bank is assigned. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are "well capitalized," "adequately capitalized" and "less than adequately capitalized" (that would include "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" banks). The three subcategories with respect to supervisory concerns are "healthy," "supervisory concern" and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the bank's earnings.

         Our management and the bank's management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

ITEM 2.  PROPERTIES

         We currently operate out of seven banking offices, two consumer finance offices, and two operations/administrative offices. All banking offices have ATMs. A summary of our offices is as follows:


                                                                Approximate           Year
                                                                  Square           Established          Owned or
                                                                  Footage          or Acquired           Leased
                                                              --------------     ---------------     --------------
BANKING OFFICES:
 WINSTON SALEM, NORTH CAROLINA
      4701 Country Club Rd. - Headquarters                          5,500             1996               Leased
      3151 Peters Creek Parkway                                     2,400             1998               Leased
      225 Hanes Mill Rd.                                            2,800             2001               Owned
      536 South Stratford Rd.                                       1,600             1998               Leased

 YADKINVILLE, NORTH CAROLINA
      532 East Main Street                                          6,000             1998               Owned

 CLEMMONS, NORTH CAROLINA
      2755 Lewisville Clemmons Rd.                                  2,000             2000               Leased

 KERNERSVILLE, NORTH CAROLINA
      104 Harmon Lane                                               1,300             2000               Leased

CONSUMER FINANCE OFFICES:
 WINSTON SALEM, NORTH CAROLINA
      1209 Silas Creek Parkway                                      2,400             2000               Leased

 MT. AIRY, NORTH CAROLINA
      1201 West Lebanon Street                                      1,300             2000               Leased

OPERATIONS AND ADMINISTRATIVE OFFICES:
 WINSTON SALEM, NORTH CAROLINA
      4625 Country Club Rd.                                         3,200             1998                Owned
      1600 Hanes Mall Blvd.                                        10,500             2000                Owned


         In addition to the above locations, we have two off site ATMs located at 3484 Robinhood Road, Winston-Salem and at 4575 Yadkinville Road, Pfafftown, North Carolina. We have also committed to the construction or development of a new headquarters, a new branch office and an office that will house our mortgage, trust and brokerage operations. The new headquarters will be a 27,000 square foot facility to be built at a construction cost to us of approximately $2.8 million on land that we acquired for $400,000, and will be located at 4605 Country Club Road, Winston-Salem, North Carolina. The new branch will be a 7,700 square foot facility to be built at a construction cost to us of approximately $950,000 on land that we acquired for $500,000, and will be located at 1207 South Main Street, Kernersville, North Carolina. This new branch in Kernersville will replace our temporary facility there. We moved our mortgage, trust and brokerage operations in January 2002 to a leased facility located at 112 Cambridge Park, Winston-Salem, North Carolina.

         All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, including the land acquisitions described above, had a net book value at December 31, 2001 of $12.1 million.

         Additional banking offices may be opened at later dates if deemed appropriate by the Board of Directors and if regulatory approval can then be obtained. The Board of Directors may acquire property in which a director, directly or indirectly, has an interest. In such event, the acquisition of such facilities shall be approved by a majority of the Board of Directors, excluding any individual who may have such an interest in the property.

ITEM 3.  LEGAL

         We are party to legal proceedings arising in the normal conduct of business. Our management believes that this litigation is not material to our financial position or results of our operations or the operations of the bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

         Our common stock was quoted on the OTC Bulletin Board under the symbol "SCMF" until January 2, 2002 when it was accepted for listing on the Nasdaq National Market System. The following table sets forth the high and low sales prices per share of our common stock, based on published financial sources, for the last two years. All information has been adjusted for stock splits and stock dividends effected during the periods presented.


                                                                                        PRICE
                                                                                        -----
   YEAR                       QUARTERLY PERIOD                               HIGH                     LOW
  -------                     ----------------                              ------                   ------
  2000           First quarter....................................          $ 9.52                   $ 7.79
                 Second quarter...................................            9.09                     6.49
                 Third quarter....................................            9.09                     6.49
                 Fourth quarter...................................            8.69                     6.49
  2001           First quarter....................................            8.57                     7.02
                 Second quarter...................................            7.86                     6.91
                 Third quarter....................................            7.62                     6.48
                 Fourth quarter...................................            8.65                     5.00


         At December 31, 2001, there were approximately 5,500 holders of record of our common stock.

         Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant. We expect that, for the foreseeable future, profits resulting from the bank's operations will be retained by the bank as additional capital to support its operations and growth other than dividends paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which will fund the interest payments on the convertible preferred securities, issued by our trust subsidiary.

         As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the bank to us and may therefore limit our ability to make dividend payments. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the bank's surplus is less than 50% of its paid-in capital. Under federal banking law, no cash dividend may paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

         Effective October 1, 2001, the Southern Community Bank and Trust became a wholly owned subsidiary of Southern Community Financial Corporation. Southern Community Financial Corporation has no assets other than those of the bank. Therefore, the financial statements of the bank prior to October 1, 2001 are the historical financial statements of Southern Community Financial Corporation. The information set forth below does not purport to be complete and should be read in conjunction with the company's consolidated financial statements appearing elsewhere in this annual report.


                                                              For the Years Ended December 31,
                                               ----------------------------------------------------------------
                                                 2001          2000         1999          1998          1997
                                              ----------    ----------   ----------    ----------    ----------
                                                  (Dollars in thousands, except per share data)
OPERATING DATA:
  Interest income                             $   31,366    $   26,831   $   16,562    $   10,103    $    3,309
  Interest expense                                18,034        14,944        8,481         4,907         1,477
                                              ----------    ----------   ----------    ----------    ----------
  Net interest income                             13,332        11,887        8,081         5,196         1,832
  Provision for loan losses                        2,320         1,480        1,135         1,200           650
                                              ----------    ----------   ----------    ----------    ----------
  Net interest income after
    provision for loan losses                     11,012        10,407        6,946         3,996         1,182
  Non-interest income                              3,403         2,198          775           339            74
  Non-interest expense                            11,162         8,723        5,892         3,810         1,868
                                              ----------    ----------   ----------    ----------    ----------
  Income (loss) before
    income taxes                                   3,252         3,882        1,829           525          (612)
  Provision for income taxes                       1,147         1,466          293            --            --
                                              ----------    ----------   ----------    ----------    ----------
  Net income (loss)                           $    2,105    $    2,416   $    1,536    $      525    $     (612)
                                              ==========    ==========   ==========    ==========    ==========

PER SHARE DATA: (7)
  Net income (loss)
    Basic                                     $      .25    $      .31   $      .20    $      .08    $    (.17)
    Diluted                                          .24           .30          .19           .07         (.17)
  Cash dividends                                     .00           .00          .00           .00           .00
  Book value                                        5.08          4.63         4.13          3.94          2.97
  Weighted average shares
    Basic                                      8,293,027     7,711,955    7,655,147     6,854,172     3,532,780
    Diluted                                    8,612,963     8,047,853    8,133,612     7,020,162     3,532,780

BALANCE SHEET DATA:
  Total assets                                $  481,220    $  384,027   $  254,172    $  174,474    $   68,597
  Loans receivable                               360,288       282,161      200,312       127,095        47,937
  Allowance for loan losses                        5,400         4,283        3,013         1,905           725
  Deposits                                       392,851       338,753      218,953       143,850        57,788
  Short-term borrowings                           19,980         6,000        2,500            --            --
  Long-term debt                                  25,000            --           --            --            --
  Stockholders' equity                            42,451        36,950       31,766        29,926        10,480

CAPITAL RATIOS: (5)
  Total risk-based capital                        11.53%        13.03%       16.40%        23.22%         22.23%
  Tier 1 risk-based capital                       10.28%        11.78%       15.15%        21.97%         20.98%
  Leverage ratio                                   9.21%        11.16%       14.26%        21.57%         18.48%
  Equity to assets ratio                           8.82%         9.62%       12.50%        17.15%         15.28%




                                                              For the Years Ended December 31,
                                               ----------------------------------------------------------------
                                                 2001          2000         1999          1998          1997
                                              ----------    ----------   ----------    ----------    ----------
                                                  (Dollars in thousands, except per share data)
SELECTED PERFORMANCE RATIOS:
  Return on average assets                          .50%          .77%         .71%          .41%        (1.45)%
  Return on average equity                         5.13%         7.27%        5.00%         2.03%        (5.70)%
  Net interest spread (2)                          2.82%         3.22%        3.02%         2.93%          2.92%
  Net interest margin (1)                          3.36%         4.01%        3.90%         4.20%          4.52%
  Non-interest income as a
    percentage of total
    revenue (6)                                   20.33%        15.61%        8.75%         6.12%          3.88%
  Non-interest income as a
    percentage of average
    assets                                          .80%          .70%         .36%          .26%           .18%
  Non-interest expense to
    average assets                                 2.63%         2.79%        2.71%         2.97%          4.45%
  Efficiency ratio (3)                            66.70%        61.93%       66.53%        68.83%         98.01%
  Dividend payout ratio                             .00%          .00%         .00%          .00%           .00%

ASSET QUALITY RATIOS:
  Nonperforming loans to
    period-end loans                                .25%          .10%         .00%          .01%           .00%
  Allowance for loan losses
    to period-end loans                            1.50%         1.52%        1.50%         1.50%          1.51%
  Allowance for loan losses
    to nonperforming loans                          604%        1,552%           NM       12,700%             NM
  Nonperforming assets
    to total assets (4)                             .26%          .07%         .00%          .01%           .00%
  Net loan charge-offs
    to average loans outstanding                    .38%          .09%         .02%          .02%           .00%

OTHER DATA:
  Number of banking offices                           7             7            5             4              1
  Number of full time
    equivalent employees                            121           104           70            46             24


(1) Net interest margin is net interest income divided by average interest earning assets.
(2) Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(3) Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(4) Nonperforming assets consists of nonaccrual loans, restructured loans, and Real Estate owned, where applicable.
(5)      Capital ratios are for the bank.
(6)      Total revenue consists of net interest income and non-interest income.
(7) All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a 25% stock dividend in 1997, a stock split effected in the form of a 10% stock dividend in 1998, a two-for-one stock split in 1999, a stock split effected in the form of a 10% stock dividend in 2000, and a 5% stock dividend in 2001.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presents management's discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All share data has been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the company.

                                    OVERVIEW

         Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, finally beginning operations on November 18, 1996 in the banking office that still serves as our headquarters. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around Winston-Salem and the Piedmont Triad area of North Carolina. We offer a broad array of banking and other financial products - products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $481 million in total assets in just over five years of operations.

         We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2001, Southern Community Financial Corporation has grown to a total of seven full-service banking offices with $393 million in customer deposit accounts. In support of this growth, we have generated $24 million of additional capital through sales of common stock in 1998, 2000 and 2001. We have also formed four subsidiaries offering a diversity of financial services that augment our traditional banking products and services. These subsidiaries, and the services each provides, include Southeastern Acceptance Corporation (Consumer Finance), Southern Credit Services (Asset Based Commercial Finance), Southern Investment Services (which, through an unaffiliated broker-dealer, provides customers of the bank with securities products and services and earns revenues through sharing of commissions) and VCS Management, LLC (Manager of a Small Business Investment Company). More recently we have created a Trust Department that we expect will begin operating in the first quarter of 2002. In October of 2001, we formed Southern Community Financial Corporation , a financial holding company, to become the parent company of Southern Community Bank and Trust. Our immediate plans for expansion include the construction of both a new headquarters facility on property adjacent to our current headquarters in Winston-Salem and a new full service branch office in Kernersville.

         Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, comprise the majority of our loan portfolio, with the balance of our loans consisting of commercial and industrial loans and loans to individuals. Through associations with various mortgage lending companies, we originate residential and commercial long-term mortgages, at both fixed and variable rates, earning fees for loans originated. It has been our strategy to recruit skilled banking professionals who are well trained and highly knowledgeable about our market area, enabling us to develop and maintain a loan portfolio of sound credit quality.

         We recognize that our growth may expose us to increased operational and market risk, primarily with respect to managing overhead, funding costs and credit quality. We have developed critical functions such as Training, Audit, and Credit Administration to assist in managing and monitoring these and other risks. We are committed to creating a solid and diversified financial services organization with a focus on customer service. It is our firm belief that this foundation will continue building our loyal customer base while attracting new clients and providing opportunities for future growth. As bank consolidations continue to take place in our marketplace, Southern Community Financial Corporation is positioned to continue to benefit from their effects. Additionally, we expect to benefit from the recent merger of First Union and Wachovia, both of which have a significant presence in our marketplace.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

         During the year ended December 31, 2001, our total assets increased by $97.2 million, or 25.3%, to $481.2 million. Consistent with prior years, strong loan demand has provided the primary impetus for this overall asset growth. At December 31, 2001, loans totaled $360.3 million, an increase of $78.1 million or 27.7% during the year. This growth was spread among our mortgage, construction and commercial loans. Our commercial mortgage loans and non-mortgage commercial loans increased by $29.9 million and $17.5 million, respectively, and collectively provided 60.8% of our overall loan growth. We also generated growth of $21.1 million and $8.8 million, respectively, in residential mortgage loans and construction loans.

         Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $15.5 million during the year, to $107 million at December 31, 2001 versus $91.5 million at the beginning of the year. Liquid assets represented 22.2% of total assets at December 31, 2001 as compared to 23.8% at the beginning of the year. Because of the significant rate cuts enacted by the Federal Reserve Board, we have chosen to invest more heavily in investments held to maturity, which we increased by $14.3 million to $34.5 million at December 31, 2001. The higher yields on these investments help to somewhat mitigate the effect of the overall declining trend in interest rates.

         Customer deposits continue to be our primary funding source. While our deposits are primarily generated through our growing branch network, we do utilize some out-of-market and brokered deposits to support our funding base. At December 31, 2001, deposits totaled $392.9 million, an increase of $54.1 million or 16.0% from year-end 2000. During the fourth quarter of 2000 we opened two branches, which has contributed to our deposit growth. However, loan growth this year has outpaced our growth in deposits. We have utilized borrowings from the Federal Home Loan Bank of Atlanta (FHLB) to fill this funding gap. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

         Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At December 31, 2001, our stockholders' equity totaled $42.5 million, an increase of $5.5 million from the December 31, 2000 balance. This increase includes net income of $2.1 million earned during the year, proceeds of $2.8 million received in February 2001 from the sale of 344,000 shares of our common stock and $493,000 that resulted from an increase in the fair value of our available-for-sale investments.


FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

         Throughout 2000 we continued to aggressively follow our business plan objectives of serving the banking needs of small to medium-sized businesses, individuals, residential homebuilders and others in our market area. In doing so we generated consistent strong growth and profitability during the year. Our total assets increased by $129.9 million, or 51.1%, to $384.0 million at the year-end 2000. We opened two new branches in 2000, and otherwise focused our efforts at increasing our deposit base, with the result that we generated growth in deposits of $119.8 million to $338.8 million, an increase of 54.7% over the year-end 1999 deposit total of $219.0 million.

         Loan growth continued to be strong in 2000, with total loans increasing by $81.9 million, or 40.9%, to $282.2 million at December 31, 2000 from $200.3 million at December 31, 1999. This loan growth was well spread across our portfolio, as each major category of loans grew in excess of 28%. Our credit quality continued to be strong as well, with non-performing loans at year-end and net loan charge-offs for the year below .10% of total year-end loans and average loans for the year, respectively. Because our deposit growth substantially exceeded our loan growth in 2000, we were able to significantly increase our liquidity position during the year. Our total liquid investments, which consists of federal funds sold and investment securities, grew from $36.7 million to $80.3 million, with available for sale and held to maturity investment securities totaling $39.0 million and $20.2 million, respectively, and federal funds sold of $21.0 million, at December 31, 2000.

         Our total stockholders' equity increased by $5.2 million in 2000 principally as a result of net income for the year of $2.4 million and proceeds of $2.2 million from the sale of common stock through a public offering and the exercise of options. We also recorded an increase in accumulated other comprehensive income of $578,000 arising from appreciation in the market value of our available for sale investment securities during the year. At December 31, 2000, all of our regulatory capital ratios were at levels deemed "well capitalized" under federal bank regulatory capital guidelines.



                               NET INTEREST INCOME

         Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2001, 2000 and 1999, our average interest-earning assets were $397.0 million, $296.6 million, and $207.1 million, respectively. During these same years, our net interest margins were 3.36%, 4.01%, and 3.90%, respectively.

         Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 1999 through 2001, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.


                                                                       For the Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                        2001                                2000                   1999
                                           ----------------------------- ---------------------------- -----------------------------
                                                     Interest                     Interest                      Interest
                                            Average   earned/  Average   Average   earned/ Average     Average   earned/   Average
                                            balance    paid   yield/cost balance    paid   yield/cost  balance    paid    yield/cost
                                           --------   ------  ---------- --------  ------- ---------- ---------- -------- ----------
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans                                    $318,696  $ 26,292   8.25%    $240,888  $23,351   9.69%     $160,718   $14,026    8.73%
  Investment securities
    available for sale                       36,439     2,320   6.37%      26,821    1,733   6.46%       16,102       944    5.86%
  Investment securities
    held to maturity                         32,261     2,201   6.82%      14,897      849   5.70%       14,189       802    5.65%
  Other                                       9,620       553   5.75%      14,012      898   6.41%       16,109       790    4.90%
                                           --------  --------            -------- --------             --------   -------

      Total interest-earning assets         397,016    31,366   7.90%     296,618   26,831   9.05%      207,118    16,562    8.00%
                                                     --------   ----              --------   ----                 -------    ----

Other assets                                 27,158                        16,119                        10,282
                                           --------                      --------                     ---------

      Total assets                         $424,174                      $312,737                      $217,400
                                           ========                      ========                     =========

Interest-bearing liabilities:
  Deposits:
    NOW and money market                   $ 80,695     2,135   2.65%    $ 52,144    2,079   3.99%     $ 43,044     1,470    3.42%
    Time deposits greater
      than $100,000                          96,542     5,795   6.00%      68,553    4,282   6.25%       47,405     2,864    6.04%
    Other time deposits                     155,979     9,063   5.81%     130,752    8,229   6.29%       79,621     4,139    5.20%
  Borrowings                                 21,810     1,041   4.77%       5,086      354   6.96%          125         8    6.40%
                                           --------  --------            -------- --------             --------   -------
      Total interest-bearing
         liabilities                        355,026    18,034   5.08%     256,535   14,944   5.83%      170,195     8,481    4.98%
                                                     --------   ----              --------   ----                 -------    ----

  Demand deposits                            25,749                        20,932                        15,548
  Other liabilities                           2,351                         2,042                           902
  Stockholders' equity                       41,048                        33,228                        30,755
                                           --------                      --------                     ---------


      Total liabilities and
         stockholders' equity              $424,174                      $312,737                     $ 217,400
                                           ========                      ========                     =========


Net interest income and
 net interest spread                                 $ 13,332   2.82%             $ 11,887   3.22%                $ 8,081    3.02%
                                                     ========   ====              ========   ====                 =======    ====

Net interest margin                                             3.36%                        4.01%                           3.90%
                                                                ====                         ====                            ====


  Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                               111.83%                      115.62%                        121.69%
                                           ========                      ========                     =========



                              RATE/VOLUME ANALYSIS

         The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

                                                       Year Ended                                    Year Ended
                                               December 31, 2001 vs. 2000                     December 31, 2000 vs. 1999
                                        -------------------------------------------   ------------------------------------------
                                              Increase (Decrease) Due to                      Increase (Decrease) Due to
                                        -------------------------------------------   ------------------------------------------
                                            Volume        Rate              Total        Volume        Rate             Total
                                        -----------    ----------       -----------   -----------   -----------      -----------
                                                                                                   (Dollars in thousands)
Interest income:
  Loans $                               $     6,981    $   (4,040)      $     2,941    $    7,384   $     1,941      $     9,325
  Investment securities available
    for sale                                    617           (30)              587           661           128              789
  Investment securities held
    to maturity                               1,087           265             1,352            40             7               47
  Other                                        (267)          (78)             (345)         (119)          227              108
                                        -----------    ----------       -----------    ----------   -----------      -----------

      Total interest income                   8,418        (3,883)            4,535         7,966         2,303           10,269
                                        -----------    ----------       -----------    ----------   -----------      -----------
Interest expense:
  Deposits:
    NOW and money market                        947          (890)               57           337           272              609
    Time deposits greater
      than $100,000                           1,714          (201)            1,513         1,299           119            1,418
    Other time deposits                       1,527          (693)              834         2,938         1,152            4,090
  Borrowings                                    981          (294)              687           331            15              346
                                        -----------    ----------       -----------    ----------   -----------      -----------

      Total interest expense                  5,169        (2,078)            3,091         4,905         1,558            6,463
                                        -----------    ----------       -----------    ----------   -----------      -----------
      Net interest income increase
        (decrease)                      $     3,249    $   (1,805)      $     1,444    $    3,061   $       745      $     3,806
                                        ===========    ==========       ===========    ==========   ===========      ===========


                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net Income. Our net income for 2001 was $2.1 million, a decrease of $311,000 below net income of $2.4 million earned in 2000. Net income per share was $.25 basic and $.24 diluted for the year ended December 31, 2001, down from $.31 basic and $.30 diluted for 2000. We have continued to experience strong growth, with total assets averaging $424.2 million during the current year as compared to $312.7 million in 2000, an increase of 35.6%. Our percentage growth in non-interest income of 54.8% exceeded our rate of asset growth, while our 28.0% increase in non-interest expenses was below our rate of asset growth. While such trends generally contribute to improved profitability, their positive effects were more than offset by an increase in our provision for loan losses coupled with the effects of declining interest rates that caused our interest rate spread and net yield on average interest earning assets to decline by 40 basis points and 65 basis points, respectively. As a result, our increases of $1.4 million in net interest income and $1.2 million in non-interest income were not enough to overcome the combined impact of increases of $840,000 in our provision for loan losses and $2.4 million in our non-interest expenses. Our expense growth included the costs of two new branches, additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they are initially a drag on earnings. Also contributing to the decline in earnings per share was the increase in shares outstanding as result of our sale of 344,118 shares of common stock early in 2001.

         Net Interest Income. During 2001, our net interest income increased by $1.4 million or 12.2% to $13.3 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic trend of declining interest rates throughout the period. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $100.4 million, or 33.8%, during 2001 as compared to 2000, while our average yield dropped by 115 basis points from 9.05% to 7.90%. Our average total interest-bearing liabilities increased by $98.5 million, or 38.4%, consistent with our increase in interest-earning assets. However, because our interest costs generally do not react as quickly to rate changes, our average cost of interest-bearing liabilities decreased by only 75 basis points from 5.83% to 5.08%, resulting in the compression in interest margins described above. For the year ended December 31, 2001, our net interest spread was 2.82% and our net interest margin was 3.36%. For the year ended December 31, 2000, our net interest spread was 3.22% and our net interest margin was 4.01%.

         Provision for Loan Losses. We recorded a $2.3 million provision for loan losses for the year ended December 31, 2001, representing an increase of $840,000 over the $1.5 million provision we made for the year ended December 31, 2000. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Analysis of Allowance for Loan Losses." We have continued to increase the level of our allowance for loan losses principally as a result of the continued growth in our loan portfolio. Total loans receivable increased by $78.1 million during 2001, and by $81.8 million during 2000. Our higher provision for loan losses for the current year was made largely in response to an increase in net loan charge-offs, which totaled $1.2 million during 2001, up from $210,000 during the year ended December 31, 2000. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .38% for the year ended December 31, 2001 as compared with .09% for the year ended December 31, 2000. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. The increase in our net charge-offs reflects the relatively higher charge-offs associated with our consumer finance subsidiary, as well as the maturation of our loan portfolio. During 2001, our consumer finance subsidiary had net loan charge-offs of $290,000, which is consistent with our budgeted level for that line of business. On a stand-alone basis, the rate of net loan charge-offs to average loans outstanding in our bank was .29%, which we believe reflects the maturation and seasoning of our loan portfolio. Nonperforming loans totaled $894,000 or .25% of total loans at December 31, 2001, up from $276,000 or .10% of total loans at December 31, 2000. The allowance for loan losses at December 31, 2001 of $5.4 million represents 1.50% of total loans and 604% of nonperforming loans. The allowance for loan losses at December 31, 2000 of $4.3 million equaled 1.52% of total loans outstanding at that date.

         Non-Interest Income. For the year ended December 31, 2001, non-interest income increased $1.2 million or 54.8% to $3.4 million from $2.2 million for the prior year. This favorable increase resulted from factors that include an increase of $284,000, or 47.7% to $879,000, in service charges and fees on deposit accounts as a result of deposit growth, an increase of $459,000, or 83.5% to $1.0 million, in income from the origination of residential mortgage loans sold into the secondary market and income of $383,000 realized from an interest rate floor contract.

         Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth and the costs associated with building our franchise, we have consistently seen increases in every major component of our non-interest expenses. For the year ended December 31, 2001, our non-interest expense increased $2.4 million, or 28.0%. Salary and employee benefit expense increased $934,000, or 20.4%, and reflects the addition of personnel in our two new branches as well as additions of personnel to expand our lines of business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $611,000, or 42.0%, reflecting the expenses associated with our two newest branches and our operations center, all of which were opened in the fourth quarter of 2000. Other non-interest expenses increased $894,000, or 33.2%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the year ended December 31, 2001, on an annualized basis, our ratio of non-interest expenses to average total assets improved to 2.63% as compared with 2.79% for 2000.

         Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% and 37.8%, respectively, for the years ended December 31, 2001 and 2000. The decline in the effective rate for the current period principally results from a higher level of investment in federally issued debt instruments that are not subject to state income taxes.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Income. We generated net income of $2.4 million during 2000 compared to $1.5 million in 1999, a 57% increase. As a result, diluted net per share increased to $0.30 per share compared to $0.19 per share in 1999, an increase of 58%. Operating results were considerably impacted by increases in all categories of revenue and expenses as we experienced significant growth during the year. In addition, we diversified and enhanced our earnings stream by adding consumer finance and small business investment company activities.

         Net Interest Income. Net interest income for 2000 was $11.9 million compared to $8.1 for 1999. The increase was largely driven by asset growth and to a lesser degree by a widening of our net interest margin. Total assets increased $129.9 million, or 51%, during the year. The yield on average interest-earning assets and the rate on average interest-bearing liabilities increased in 2000 over 1999 as interest rates rose during this time period. Since our interest-bearing assets, mostly loans, repriced more quickly than our interest-bearing liabilities, the Federal Open Market Committee's decision to raise the federal funds target rate during 2000 had a direct benefit on the bank's net interest spread and net interest margin. Our net interest spread and net interest margin increased to 3.22% and 4.01% in 2000, respectively from 3.02% and 3.90% in 1999.

         Provision for Loan Losses. We recorded a $1.5 million provision for loan losses in 2000, representing an increase of $345,000 over the $1.1 million provision we made in 1999. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Analysis of Allowance for Loan Losses." In each year the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $80.2 million in 2000 and by $73.2 million in 1999. The loan loss provision for 2000 was further impacted by a higher level of net loan charge-offs, which totaled $210,000 for the year as compared to only $27,000 during 1999. At December 31, the allowance for loan losses was $4.3 million for 2000 and $3.0 million for 1999, representing 1.52% and 1.50%, respectively, of loans outstanding. At December 31, 2000, the bank had $276,000 in nonaccrual loans. The bank had no nonperforming loans at December 31, 1999.

         Non-Interest Income. Non-interest income of $2.2 million in 2000 was significantly greater than the $775,000 in 1999. The bank experienced a significant increase in service charges and fees on deposit accounts, by and large due to growth in the number and activity of deposit accounts. In addition, the bank generated higher levels of mortgage loan origination fees and stock brokerage fees. In 2000 the bank also earned $515,000 in fees as the managing general partner of Venture Capital Solutions, L.P., a small business investment company licensed by the SBA. The bank had no gains or losses on investment security transactions in either year.

         Non-Interest Expense. Non-interest expense increased in 2000 to $8.7 million, or 48%, from $5.9 million in 1999. The increase in non-interest expense in 2000 compared to 1999 is principally due to growth of the bank. Salaries and employee benefits expense increased to $4.6 million, or 67%, from $2.7 million and reflect continued growth in our business as we added personnel. A key element of other non-interest expense has been advertising and promotion, which in 2000 was $578,000 and in 1999 was $434,000. Data processing and other outsourced services are another major expense, constituting $624,000 in 2000 and $537,000 in 1999. In 2000, the bank opened two additional branches, which contributed to the increase in occupancy and equipment expense, which increased to $1.5 million, or 39%, from $1.0 million the prior year.

         Provision for Income Taxes. The bank had an effective income tax rate of 37.8% in 2000 and 16.0% in 1999, as the bank's earnings became fully taxable for 2000. The effective rate for 1999 was different from fully taxable rates predominantly because of recognition deferred tax assets generated in periods before the bank achieved profitability.

                         LIQUIDITY AND CAPITAL RESOURCES

         Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

         The term "liquidity" refers to our ability to generate adequate amounts of cash to meet our needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

         Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the company's primary demand for liquidity is anticipated fundings under credit commitments to customers.

         Because of our continued growth, we have maintained a relatively high level of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $88.1 million at December 31, 2001, compared to $80.3 million and $36.7 million at December 31, 2000 and 1999, respectively. We achieved strong deposit growth in 2000, with a $119.8 million increase in total customer deposit accounts generating liquidity in excess of the amount required to fund our $81.8 million increase in total loans for that year. This provided for the significant increase in liquid assets in 2000, and we have maintained this higher level of liquidity during the current fiscal year. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $26.0 million. We also have the ability to borrow up to $45.7 million, as of December 31, 2001, from the Federal Home Loan Bank of Atlanta, with $35.0 million outstanding as of that date. At December 31, 2000 we had FHLB borrowings outstanding of $6.0 million. Our loan growth during 2001 has exceeded our growth in customer deposits, and we have taken advantage of favorable interest rates offered by the FHLB to provide funding for that higher loan growth. We also had a repurchase agreement with an outstanding balance of $10.0 million at December 31, 2001. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $37.0 million from various institutions. The repurchases must be adequately collateralized. At December 31, 2001, our outstanding commitments to extend credit consisted of loan commitments of $26.5 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $27.3 million, $38.1 million and $3.8 million, respectively. We believe that our combined aggregate liquidity position from all of these sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

         Throughout our five-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 66% of our total deposits at December 31, 2001, down from 72% at December 31, 2000. Certificates of deposit of $100,000 or more represented 28.4% of our total deposits at December 31, 2001 and 22% at December 31, 2000. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise comes from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Certificates of deposit of $100,000 or more, exclusive of these relationships, constituted 25% of our total deposits at December 31, 2001. Large certificates of deposits are generally considered rate sensitive. However, we believe a portion of our large certificates of deposits are relationship-oriented, and while will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

                                 CAPITAL RATIOS

         At December 31, 2001, our capital to asset ratio was 8.8%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2001 was 10.28%.

         The bank is subject to minimum capital requirements. See "Supervision and Regulation." As the following table indicates, at December 31, 2001, we exceeded our regulatory capital requirements.

                                                                             At December 31, 2001
                                                           --------------------------------------------------------
                                                                Actual              Minimum        Well-Capitalized
                                                                 Ratio            Requirement         Requirement
                                                           ----------------    ----------------    ----------------

         Total risk-based capital ratio...................           11.53%               8.00%              10.00%
         Tier 1 risk-based capital ratio..................           10.28%               4.00%               6.00%
         Leverage ratio...................................            9.21%               4.00%               5.00%

         In February of 2002, Southern Community Capital Trust I (the "Trust"), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the "Securities"), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities will pay distributions quarterly beginning on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.67 (the "Conversion Price") or 1.153 shares of the company's common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures is to infuse capital to our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, the operations and continued expansion of the bank's subsidiaries, and to maintain the bank's status as "well capitalized" under regulatory guidelines.

                           ASSET/LIABILITY MANAGEMENT

         Our results of operations depend substantially on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. We adhere to a Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, and portfolio maturities. Our policy is to control the exposure of earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

         When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and corporate obligations. The securities portfolio contributes to profitability and plays an important part in our overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or for borrowings.

         In reviewing the needs of our bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including income simulations and interest sensitivity or "gap" analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model as of December 31, 2001, we would expect an increase in net interest income of $1.3 million if interest rates increase from current rates by 200 basis points over the next twelve months and a decrease in net interest income of $1.1 million if interest rates decrease from current rates by 200 basis points over the next twelve months.

         The analysis of interest rate gap (the difference between the amount of interest-earning assets and interest-bearing liabilities repricing during a given period of time) is another standard tool we use to measure exposure to interest rate risk. We believe that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

         Our balance sheet was asset-sensitive at December 31, 2001 in the three-month horizon and liability-sensitive in the one-year period. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could deteriorate initially followed by improvement, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

         The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2001 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market and NOW deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market and NOW deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

                                                                        At December 31, 2001
                                           ------------------------------------------------------------------------------
                                                               Over 3          Total
                                             3 Months         Months to        Within          Over 12
                                              or Less         12 Months       12 Months        Months            Total
                                           ------------     ------------    ------------    ------------     ------------
                                                                       (Dollars in thousands)
Interest-earning assets
  Loans                                    $     205,035    $     17,743    $     222,778    $    137,510    $     360,288
  Investment securities available for sale         1,006           2,044            3,050          27,628           30,678
  Investment securities held to maturity               -             500              500          34,029           34,529
  Federal funds sold                              22,926               -           22,926               -           22,926
                                           -------------    ------------    -------------    ------------    -------------
           Total interest-earning assets   $     228,967    $     20,287    $     249,254    $    199,167    $     448,421
                                           =============    ============    =============    ============    =============

Interest-bearing liabilities
  Deposits:
     Money market and NOW deposits         $      95,904    $          -    $      95,904    $          -    $      95,904
Time deposits greater than $100,000               24,501          67,258           91,759          19,782          111,541
     Other time deposits                          25,448         105,643          131,091          18,113          149,204
  Borrowings                                       9,980          10,000           19,980          25,000           44,980
                                           -------------    ------------    -------------    ------------    -------------
       Total interest-bearing liabilities  $     155,833    $    182,901    $     338,734    $     62,895    $     401,629
                                           =============    ============    =============    ============    =============

Interest sensitivity gap per period        $      73,134    $   (162,614)   $     (89,480)   $    136,272    $      46,792

Cumulative gap                             $      73,134    $    (89,480)   $     (89,480)   $     46,792    $      46,792

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities        146.93%          73.58%           73.58%         111.65%          111.65%

                                   MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank's asset/liability management function, which is discussed in "Asset/Liability Management" above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2001.

                                   Expected Maturities of Market Sensitive Instruments Held
                                     at December 31, 2001 Occurring in the Indicated Year
                       -------------------------------------------------------------------------------
                                                                                                         Average
                                                                                   Beyond                Interest    Estimated
                          2002       2003        2004        2005       2006     Five Years    Total       Rate      Fair Value
                       ---------   ---------   --------   ---------   ---------  ----------  ---------   --------   -----------
                                                               (Dollars in thousands)
FINANCIAL ASSETS
  Federal funds sold   $  22,926   $       -   $      -   $       -   $       -  $       -   $  22,926      1.72%   $  22,926
  Debt securities         37,483      11,821      2,695       5,669           -      7,539      65,207      6.41%      65,903
  Loans (1):
    Fixed rate            23,244      11,317     22,378      28,009      28,953     46,473     160,374      7.03%     160,824
    Variable rate         90,521      12,729      9,447       9,873      26,741     50,603     199,914      5.20%     200,464
                       ---------   ---------   --------   ---------   ---------  ---------   ---------              ---------

        Total          $ 174,174   $  35,867   $ 34,520   $  43,551   $  55,694  $ 104,615   $ 448,421      5.85%   $ 450,117
                       =========   =========   ========   =========   =========  =========   =========              =========

FINANCIAL LIABILITIES
  Money market and NOW
   deposits            $  47,953   $  19,180   $ 14,385   $   9,590   $  4,796   $       -   $  95,904      1.45%   $  96,021
  Time deposits          222,851      15,492      9,565         303      12,434        100     260,745      4.64%     261,059
  Borrowings              19,980      10,000     10,000           -       5,000          -      44,980      4.14%      45,065
                       ---------   ---------   --------   ---------   ---------  ---------   ---------              ---------

        Total          $ 290,784   $  44,672   $ 33,950   $   9,893   $  22,230  $     100   $ 401,629      3.74%   $ 402,145
                       =========   =========   ========   =========   =========  =========   =========              =========

(1) Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

                         QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our Financial Statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

                                     Year Ended December 31, 2001               Year Ended December 31, 2000
                           --------------------------------------------  -------------------------------------------
                              Fourth      Third     Second      First      Fourth      Third     Second      First
                             Quarter     Quarter    Quarter    Quarter    Quarter     Quarter    Quarter    Quarter
                           ---------   ---------    -------    --------  ---------    --------   --------   --------
                                                     (In thousands, except per share data)
Interest income            $   7,399   $   8,080    $ 7,820    $  8,067   $ 7,982     $ 7,333     $ 6,310  $ 5,206
Interest expense               3,875       4,564      4,751       4,844     4,695       4,191       3,378    2,680
                           ---------   ---------    -------    --------   -------     -------     -------  -------

Net interest income            3,524       3,516      3,069       3,223     3,287       3,142       2,932    2,526
Provision for loan losses        820         625        440         435       350         370         540      220
                           ---------   ---------    -------    --------   -------     -------     -------  -------

Net interest income
  after provision for
  loan losses                  2,704       2,891      2,629       2,788     2,937       2,772       2,392    2,306
Non-interest income              785         784      1,001         832       648         570         600      380
Non-interest expense           2,858       2,890      2,738       2,676     2,542       2,281       2,080    1,820
                           ---------   ---------    -------    --------   -------     -------     -------  -------

Income before income

    taxes                        631         785        892         944     1,043       1,061         912      866
Income taxes                     228         278        285         356       394         401         345      326
                           ---------   ---------    -------    --------   -------     -------     -------  -------

Net income                 $     403   $     507    $   607    $    588   $   649     $   660     $   567  $   540
                           =========   =========    =======    ========   =======     =======     =======  =======

Per share data (1):
  Net income:
     Basic                    $  .05      $  .06     $  .07      $  .07    $  .08      $  .09      $  .07   $  .07
     Diluted                     .05         .06        .07         .07       .08         .08         .07      .07
  Common stock price:
     High                     $ 8.65      $ 7.62     $ 7.86      $ 8.57    $ 8.69      $ 9.09      $ 9.09   $ 9.52
     Low                        5.00        5.52       6.90        7.02      6.49        6.49        6.49     7.79

(1) Per share data has been adjusted to reflect the dilutive effect of a stock split effected in the form of a 10% stock dividend in 2000 and a 5% stock dividend in 2001.

LENDING ACTIVITIES

         General. We provide to our customers residential, commercial and construction loans secured by real estate, as well as a full range of short- to medium-term commercial and industrial, Small Business Administration guaranteed and personal loans, both secured and unsecured. We have implemented loan policies and procedures that establish the basic guidelines governing our lending operations. Generally, those guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. We have focused our lending activities on the types of loans that we believe will be most in demand by our target customers, as presented in the loan portfolio composition tables below:

                                                                       At December 31,
                                         --------------------------------------------------------------------------
                                                  2001                      2000                     1999
                                         -----------------------  -----------------------   -----------------------
                                                        Percent                  Percent                   Percent
                                           Amount      of Total     Amount      of Total      Amount      of Total
                                         ----------   ----------  -----------  ----------   ----------  -----------
                                                                    (Dollars in thousands)
Residential mortgage loans               $  105,357        29.2%  $    84,280       29.9%   $   65,399        32.6%
Commercial mortgage loans                    89,354        24.8%       59,410       21.0%       38,293        19.1%
Construction loans                           61,558        17.1%       52,800       18.7%       32,427        16.2%
Commercial and industrial loans              77,820        21.6%       60,280       21.4%       44,563        22.3%
Loans to individuals                         26,199         7.3%       25,391        9.0%       19,630         9.8%
                                         ----------   ----------  -----------  ----------   ----------  -----------

Subtotal                                    360,288       100.0%      282,161      100.0%      200,312       100.0%
                                                      ==========               ==========               ===========

Less:  Allowance for loan losses             (5,400)                   (4,283)                  (3,013)
                                         ----------               -----------               ----------

Net loans                                $  354,888               $   277,878               $  197,299
                                         ==========               ===========               ==========

                                                                      At December 31,
                                                   ---------------------------------------------------
                                                               1998                     1997
                                                   --------------------------  -----------------------
                                                                    Percent                   Percent
                                                      Amount       of Total      Amount      of Total
                                                   -------------  -----------  ----------   ----------
                                                                   (Dollars in thousands)
Residential mortgage loans                         $      41,261        32.5%  $   16,498        34.4%
Commercial mortgage loans                                 26,077        20.5%       9,081        19.0%
Construction loans                                        16,569        13.0%       5,765        12.0%
Commercial and industrial loans                           30,208        23.8%      11,800        24.6%
Loans to individuals                                      12,980        10.2%       4,793        10.0%
                                                   -------------  -----------  ----------   ----------

Subtotal                                                 127,095       100.0%      47,937       100.0%
                                                                  ===========               ==========

Less:  Allowance for loan losses                          (1,905)                    (725)
                                                   -------------               ----------

Net loans                                          $     125,190               $   47,212
                                                   =============               ==========

         The following table presents at December 31, 2001 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, that mature after one year:

                                                                         December  31, 2001
                                                  -----------------------------------------------------------------
                                                  Within 1 Year      1-5 Years       After 5 Years        Total
                                                  -------------    -------------     -------------    -------------
                                                                       (Dollars in thousands)
Commercial and industrial
  and commercial mortgage                        $      56,103     $      72,891    $      38,180     $     167,174
Real estate - construction                              40,311            18,480            2,767(*)         61,558
                                                 -------------     -------------    -------------     -------------

                  Total                          $      96,414     $      91,371    $      40,947     $     228,732
                                                 =============     =============    =============     =============

Fixed rate loans                                                                                      $      77,859
Variable rate loans                                                                                          54,459
                                                                                                      -------------

                                                                                                      $     132,318
                                                                                                      =============

         (*) Consists principally of real estate construction loans for which permanent financing is to be provided upon completion of the construction phase.

         Real Estate Loans. Real estate loans represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one to four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $256.3 million at December 31, 2001, representing 71.1% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the policy for requirements for appraisals on renewals.

         We pursue an aggressive policy of evaluation and monitoring on any real estate loan that becomes troubled, including reappraisal when appropriate. We recognize and reserve for potential exposures as soon as we identify them. However, the pace of absorption of real properties is affected both by each property's individual nature and characteristics, the status of the real estate market at the time, general economic conditions and other factors that could adversely affect our volume of non-performing real estate loans and our ability to dispose of foreclosed properties without loss.

         Residential Mortgage Loans. Many of the fixed rate one to four family owner occupied residential mortgage loans that we make are originated for the account of third parties. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans for the account of third parties. Such loans are closed by the third party and therefore are not shown in our financial statements. We receive a fee for each such loan originated, with such fees aggregating $1.0 million for the year ended December 31, 2001 and $550,000 for the year ended December 31, 2000. We anticipate that we will continue to be an active originator of residential loans for the account of third parties.

         Residential loans are generated through our in-house staff as well as the bank's existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one to four family residences and on home equity credit lines. Our residential mortgage loans totaled $105.4 million at December 31, 2001, and included $51.0 million in one-to-four family permanent mortgage loans, $41.6 million in outstanding advances under home equity credit lines, and $12.8 million of other loans secured by residential real estate. Of our residential mortgage loans, 54% have variable rates of interest while 46% have fixed interest rates. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

         Our one to four family residential loans generally have maturities ranging from 1 to 30 years. These loans are either fully amortizing with monthly payments sufficient to repay the total amount of the loan or amortizing with a balloon feature, typically due in fifteen years or less. We review information concerning the income, financial condition, employment history and credit history when evaluating the creditworthiness of an applicant for a residential mortgage loan.

         Commercial Mortgage Loans. Our commercial mortgage loans totaled $89.4 million at December 31, 2001. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse space properties. Generally in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying business. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years. Of our commercial mortgage loans, 36% have variable rates of interest while 64% have fixed interest rates.

         Construction Loans. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower), and we provide construction financing to builders. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $61.6 million at December 31, 2001.

         Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2001, our commercial loan portfolio equaled $77.8 million or 21.6% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the bank requires personal guarantees and secondary sources of repayment.

         Commercial loans generally provide greater yields and re-price more frequently than other types of loans, such as real estate loans. More frequent re-pricing means that yields on our commercial loans adjust with changes in interest rates.

         Loans to Individuals. Loans to individuals include automobile loans, boat and recreational vehicle financing, and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

         Loan Approvals. Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the type of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

         Individual lending authorities are established by the Board of Directors as periodically requested by Management. All individual lending authorities are reviewed and approved at least annually by the Board of Directors.

         The Board Loan Committee consists of the CEO, President, Managing SVP of Commercial Lending, VP in charge of Credit Administration, and four outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval, all loan requests in excess of $2 million. As of December 31, 2001, the legal lending limit for the bank was approximately $7.1 million.

COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable as presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all of our lending activities, and we include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See "Notes to Financial Statements."

                                  ASSET QUALITY

         We consider asset quality to be of primary importance. We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's responsibility to change the borrowers risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. As part of the loan review function, we use a third party professional to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. We also give consideration to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

         Our policy in regard to past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

         The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                                      At December 31,
                                              -----------------------------------------------------------------
                                                 2001          2000         1999          1998          1997
                                              ----------    ----------   ----------    ----------    ----------
                                                                  (Dollars in thousands)
Nonaccrual loans                              $      894    $      276   $        -    $       15    $        -
Restructured loans                                     -             -            -             -             -
                                              ----------    ----------   ----------    ----------    ----------

  Total nonperforming loans                          894           276            -            15             -

Real estate owned                                    347             4            -             -             -
                                              ----------    ----------   ----------    ----------    ----------

  Total nonperforming assets                  $    1,241    $      280   $        -    $       15    $        -
                                              ==========    ==========   ==========    ==========    ==========

Accruing loans past due
  90 days or more                             $        -    $       15   $        7    $        -    $        2
Allowance for loan losses                          5,400         4,283        3,013         1,905           725
Nonperforming loans to
  period end loans                                   .25%          .10%         .00%          .01%          .00%
Allowance for loan losses
  to period end loans                               1.50%         1.52%        1.50%         1.50%         1.51%
Allowance for loan losses
  to nonperforming loans                             604%        1,552%          NM        12,700%           NM
Nonperforming assets to
   total assets                                      .26%          .07%         .00%          .01%          .00%

         Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2001, we had identified no loans as potential problem loans.

         At December 31, 2001, we had $894,000 of nonaccrual loans. The largest nonaccrual balance to any one borrower was $303,000, with the average balance for the 21 nonaccrual loans being $42,500. Interest on nonaccrual loans foregone was approximately $60,000 for the year ended December 31, 2001 and $4,000 for the year ended December 31, 2000.

         Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2001 real estate owned totaled $347,000 or .07% of total assets, and consisted of a residential property with a carrying value of $268,000 and a commercial property with a carrying value of $79,000. We have reviewed a recent appraisal of this property and believe that its fair value, less estimated costs to sell, exceeds its carrying value.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

         Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews our loan portfolio, conducts an evaluation of our credit quality and reviews our computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. Because we have a limited history of our own, we also consider the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of our management.

         We use our risk grading program, as described under "ASSET QUALITY," to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditor and by an independent professional. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

         We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience.

         Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve of 20% is generally allocated to these loans. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

         Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 1997 and December 31, 2001, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans - 29.2% to 34.4%; commercial mortgage loans - 19.0% to 24.8%; construction loans - 12.0% to 18.7%; commercial and industrial loans - 21.4% to 24.6%; and loans to individuals - 7.3% to 10.2%. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Our percentage of net loan charge-offs to average loans outstanding was .38% for the year ended December 31, 2001. The higher level of net loan charge-offs during 2001 was a significant factor contributing to the increased provision for loan losses compared to 2000. Our allowance for loan losses at December 31, 2001 of $5.4 million represents 1.50% of total loans and 604% of nonperforming loans.

         The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, we maintain an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an increase in our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

         The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

                                                                      At December 31,
                                         --------------------------------------------------------------------------
                                                 2001                      2000                     1999
                                         -----------------------  -----------------------   -----------------------
                                                      % of Total              % of Total                  % of Total
                                           Amount      Loans (1)    Amount     Loans (1)      Amount       Loans (1)
                                         ----------   ----------  ----------- ------------- -------------  ---------
                                                                     (Dollars in thousands)
Residential mortgage loans               $      550        29.2%  $       350       29.9%   $      125        32.6%
Commercial mortgage loans                       825        24.8%          525       21.0%          425        19.1%
Construction loans                            1,000        17.1%          900       18.7%          750        16.2%
Commercial and
   industrial loans                           1,100        21.6%          900       21.4%          725        22.3%
Loans to individuals                            925         7.3%          650        9.0%          225         9.8%
Unallocated                                   1,000           -%          958          -%          763           -%
                                         ----------   ---------   -----------  ---------    ----------     -------

Total                                    $    5,400       100.0%  $     4,283      100.0%   $    3,013       100.0%
                                         ==========   =========   ===========  =========    ==========     =======

                                                                    At December 31,
                                                   ------------------------------------------------
                                                            1998                      1997
                                                   -----------------------   ----------------------
                                                                % of Total               % of Total
                                                     Amount      Loans (1)    Amount       Loans (1)
                                                   ----------   ----------   --------    ----------
                                                                 (Dollars in thousands)
Residential mortgage loans                         $      125        32.5%   $      50        34.4%
Commercial mortgage loans                                 375        20.5%          70        19.0%
Construction loans                                        250        13.0%         100        12.0%
Commercial and
  industrial loans                                        450        23.8%         160        24.6%
Loans to individuals                                      225        10.2%         100        10.0%
Unallocated                                               480           -%         245           -%
                                                   ----------   ---------    ---------   ---------

    Total                                          $    1,905       100.0%   $     725       100.0%
                                                   ==========   =========    =========   =========

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

         The following table presents for the periods indicated information regarding changes in our allowance for loan losses:

                                                          At or for the Years Ended December 31,
                                              -----------------------------------------------------------------
                                                 2001          2000         1999          1998          1997
                                              ----------    ----------   ----------    ----------    ----------
                                                                    (Dollars in thousands)
Balance at beginning of period                $    4,283    $    3,013   $    1,905    $      725    $       75
                                              ----------    ----------   ----------    ----------    ----------

Charge-offs:
  Residential mortgage loans                         115             -           28             -             -
  Commercial mortgage loans                           53             -            -             -             -
  Construction loans                                   -             -            -            20             -
  Commercial and industrial loans                    416           122            5             -             -
  Loans to individuals                               663            90           14             2             -
                                              ----------    ----------   ----------    ----------    ----------

      Total charge-offs                            1,247           212           47            22             -
                                              ----------    ----------   ----------    ----------    ----------

Recoveries:
  Construction loans                                   -             -           20             -             -
  Commercial and industrial loans                     29             1            -             -             -
  Loans to individuals                                15             1            -             2             -
                                              ----------    ----------   ----------    ----------    ----------

      Total recoveries                                44             2           20             2             -
                                              ----------    ----------   ----------    ----------    ----------

Net charge-offs                                   (1,203)         (210)         (27)          (20)            -

Provision for loan losses                          2,320         1,480        1,135         1,200           650
                                              ----------    ----------   ----------    ----------    ----------

Balance at end of period                      $    5,400    $    4,283   $    3,013    $    1,905    $      725
                                              ==========    ==========   ==========    ==========    ==========

Total loans outstanding                       $  360,288    $  282,161   $  200,312    $  127,095    $   47,937

Average loans outstanding                     $  318,696    $  240,888   $  160,718    $   89,442    $   26,593

Allowance for loan losses to
  loans outstanding                                 1.50%         1.52%        1.50%         1.50%         1.51%

Ratio of net loan charge-offs to
  average loans outstanding                          .38%          .09%         .02%          .02%          .00%

INVESTMENT ACTIVITIES

         Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity. We account for investment securities as follows:

         - Held to Maturity. Debt securities for which we have the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method that approximates the level interest yield method over the estimated remaining term of the underlying security.

         - Available for Sale. Debt and equity securities that will be held for indefinite periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. We carry these investments at market value, which we generally determine using published quotes as of the close of business. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income or loss in stockholders' equity until realized.

         Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, and interest rate and liquidity risk.

         The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

                                                                       Gross             Gross
                                                    Amortized       Unrealized        Unrealized         Market
                                                      Cost             Gains            Losses            Value
                                                 -------------     -------------    -------------     -------------
                                                                       (Dollars in thousands)
DECEMBER 31, 2001
 Securities available for sale:
     U.S. Government agencies                    $      22,172     $       1,162    $           -     $      23,334
     Mortgage-backed                                     4,271               147                -             4,418
     Other                                               2,926                 -                -             2,926
                                                 -------------     -------------    -------------     -------------
                                                 $      29,369     $       1,309    $           -     $      30,678
                                                 =============     =============    =============     =============

 Securities held to maturity:
     U.S. Government agencies                    $      33,500     $         664    $           2     $      34,162
     Mortgage-backed                                     1,029                34                -             1,063
                                                 -------------     -------------    -------------     -------------
                                                 $      34,529     $         698    $           2     $      35,225
                                                 =============     =============    =============     =============
DECEMBER 31, 2000
 Securities available for sale:
     U.S. Government agencies                    $      31,663     $         480    $          50     $      32,093
     Mortgage-backed                                     5,970                83                6             6,047
     Other                                                 865                 -                -               865
                                                 -------------     -------------    -------------     -------------
                                                 $      38,498     $         563    $          56     $      39,005
                                                 =============     =============    =============     =============

 Securities held to maturity:
     U.S. Government agencies                    $      18,535     $         196    $          34     $      18,697
     Mortgage-backed                                     1,709                19                6             1,722
                                                 -------------     -------------    -------------     -------------
                                                 $      20,244     $         215    $          40     $      20,419
                                                 =============     =============    =============     =============

         The following table presents the carrying values, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2001:

                                                                                                       Weighted
                                                                 Amortized            Fair              Average/
                                                                   Cost               Value               Yield
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Securities available for sale:

   U.S. Government agencies
      Due within one year                                     $        3,000     $         3,050              5.30%
      Due after one but within five years                              7,490               7,840              6.84%
      Due after five but within ten years                             11,682              12,445              7.08%
                                                              --------------     ---------------
                                                                      22,172              23,335              6.77%
                                                              --------------     ---------------
   Mortgage-backed
      Due after one but within five years                                265                 287              5.57%
      Due after five but within ten years                              4,006               4,131              6.52%
                                                              --------------     ---------------
                                                                       4,271               4,418              6.46%
                                                              --------------     ---------------
   Other
      Due after ten years                                              2,926               2,926              4.77%
                                                              --------------     ---------------

   Total securities available for sale
      Due within one year                                              3,000               3,050              5.30%
      Due after one but within five years                              7,755               8,127              6.80%
      Due after five but within ten years                             15,688              16,576              6.94%
      Due after ten years                                              2,926               2,926              4.77%
                                                              --------------     ---------------
                                                              $       29,369     $        30,679              6.53%
                                                              ==============     ===============
Securities held to maturity:

   U. S. Government agencies
      Due within one year                                     $          500     $           504              5.03%
      Due after one but within five years                              8,000               8,316              6.72%
      Due after five but within ten years                              3,000               3,176              6.83%
      Due after ten years                                             22,000              22,166              6.99%
                                                              --------------     ---------------
                                                                      33,500              34,162              6.88%
                                                              --------------     ---------------
   Mortgage-backed
      Due after one but within five years                                546                 574              5.69%
      Due after five but within ten years                                483                 489              7.25%
                                                              --------------     ---------------
                                                                       1,029               1,063              6.42%
                                                              --------------     ---------------
   Total securities held to maturity
      Due within one year                                                500                 504              5.03%
      Due after one but within five years                              8,546               8,890              6.65%
      Due after five but within ten years                              3,483               3,665              6.89%
      Due after ten years                                             22,000              22,166              6.99%
                                                              --------------     ---------------
                                                              $       34,529     $        35,225              6.87%
                                                              ==============     ===============

         At December 31, 2001, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the bank's stockholder's equity.

         A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. Throughout most of our history, until recently, we have not used derivative instruments to manage interest rate sensitivity and net interest income, although our policies provide for their use and we continually evaluate their appropriateness. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. Late in 2000, in anticipation of declining interest rates, we bought an interest rate floor contract with a notional amount of $20 million, which we subsequently sold in 2001. We recognized income aggregating $383,000 on this floor contract in 2001, including the gain realized upon its disposal, in non-interest income. We currently hold no derivative instruments, although we may use them in the future in situations where we believe their use to be appropriate.

SOURCES OF FUNDS

Deposit Activities

         We provide a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have, on a limited basis, used brokered deposits and out of market deposits as funding sources. As of December 31, 2001, we have $22.0 million of brokered deposits and $39.0 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest bearing transactional accounts and thus to reduce our costs of funds.

         The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each or our major categories of deposits.

                                                                For the Years Ended December 31,
                                                --------------------------------------------------------------------
                                                         2001                 2000                      1999
                                                -------------------   ---------------------   ----------------------
                                                  Average   Average     Average    Average     Average      Average
                                                  Balance    Rate       Balance      Rate       Balance       Rate
                                                ---------- --------   -----------  --------    --------    ---------
                                                                      (Dollars in thousands)
Interest bearing NOW and money market accounts  $ 80,695   2.65%      $ 52,144       3.99%     $ 43,044        3.42%

Time deposits greater than $100,000               96,542   6.00%        68,553       6.25%       47,405        6.04%

Other time deposits                              155,979   5.81%       130,752       6.29%       79,621        5.20%
                                                --------              --------                 --------

  Total interest-bearing deposits                333,216   5.10%       251,449       5.80%      170,070        4.98%

Demand and other noninterest-bearing  deposits    25,749                20,932                   15,548
                                                --------              --------                 --------

  Total average deposits                        $358,965   4.73%      $272,381       5.36%     $185,618        4.57%
                                                ========              ========                 ========

         The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2001:


                                                                               At December 31, 2001
                                                                               --------------------
                                                                                   (In thousands)
             Remaining maturity:
                Less than three months                                               $     24,501
                Three to twelve months                                                     67,258
                Over twelve months                                                         19,782
                                                                                     ------------

                           Total                                                     $    111,541
                                                                                     ============

Borrowings

         As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. As set forth in the following table, outstanding advances at December 31, 2001 totaled $35.0 million, and are secured by loans with a carrying amount of $27.7 million, which approximates market value, and investment securities with a market value of $22.4 million. Available additional borrowings, based on the collateral value of these assets, was $15.1 million at December 31, 2001.

                                                        Interest
                    Maturity                              Rate                              Amount
              ---------------------                   -------------                      ------------
                                                                                        (In thousands)
              July 11, 2002                                   4.15%                      $     10,000
              June 6, 2003                                    4.84%                            10,000
              June 1, 2004                                    5.35%                            10,000
              September 19, 2011                              4.43%                             5,000
                                                                                         ------------

                                                                                         $     35,000
                                                                                         ============

         In addition to the Federal Home Loan Bank advances, we also had a repurchase agreement with an outstanding balance of $10.0 million at December 31, 2001. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The bank has repurchase lines of credit aggregating $37.0 million from various institutions. The repurchases must be adequately collateralized.

         In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $26.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had no borrowings outstanding under these lines as of December 31, 2001.

         In February of 2002, Southern Community Capital Trust I (the "Trust"), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the "Securities"), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities will pay distributions quarterly beginning on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.67 (the "Conversion Price") or 1.153 shares of the company's common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures is to infuse capital to our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, the operations and continued expansion of the bank's subsidiaries, and to maintain the bank's status as "well capitalized" under regulatory guidelines.

                     IMPACT OF INFLATION AND CHANGING PRICES

         A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of this statement did not affect the company's financial statements.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests, and collateral received and pledged in repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS No. 140 on January 1, 2001 did not have a significant impact on the company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 is effective for the company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives (including such assets acquired prior to January 1, 2002) no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets - see below. The adoption of SFAS No. 142 on January 1, 2002 will not affect the company's financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 also supersedes APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 on January 1, 2002 will not have a significant effect on the company's financial statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the company with the Securities and Exchange Commission and the bank with the Federal Reserve Bank from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the company's operations, pricing, products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "MARKET RISK" under Item 6.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is filed herewith.

                          [DIXON ODOM PLLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiaries
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC

Sanford, North Carolina
January 18, 2002 except for Note 16,
  as to which the date is February 19, 2002

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                                                               2001               2000
                                                                                                  ----------         ----------
                                                                                                     (Amounts in thousands,
                                                                                                       except share data)

Cash and due from banks                                                                           $   18,878         $   11,197
Federal funds sold                                                                                    22,926             21,045
Investment securities (Note 3)
   Available for sale, at fair value                                                                  30,678             39,005
   Held to maturity, at amortized cost                                                                34,529             20,244
Loans (Note 4)                                                                                       360,288            282,161
Allowance for loan losses (Note 5)                                                                    (5,400)            (4,283)
                                                                                                  ----------         ----------

                                                                           Net Loans                 354,888            277,878

Premises and equipment (Note 6)                                                                       12,111              9,704
Other assets                                                                                           7,210              4,954
                                                                                                  ----------         ----------

                                                                        Total Assets              $  481,220         $  384,027
                                                                                                  ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                                         $   36,202         $   26,645
   Money market and NOW                                                                               95,904             66,740
   Time (Note 7)                                                                                     260,745            245,368
                                                                                                  ----------         ----------

                                                                      Total Deposits                 392,851            338,753

Short-term borrowings (Note 8)                                                                        19,980              6,000
Long-term debt (Note 8)                                                                               25,000                 --
Other liabilities                                                                                        938              2,324
                                                                                                  ----------         ----------

                                                                   Total Liabilities                 438,769            347,077
                                                                                                  ----------         ----------

Stockholders' Equity (Notes 9 and 13)
   Common stock, no par value, 30,000,000 shares authorized;
    8,354,990 shares issued and outstanding in 2001                                                   40,285                 --
   Common stock, $2.50 par value, 20,000,000 shares authorized;
    7,595,979 shares issued and outstanding in 2000                                                       --             18,990
   Additional paid-in capital                                                                             --             15,766
   Retained earnings                                                                                   1,362              1,883
   Accumulated other comprehensive income                                                                804                311
                                                                                                  ----------         ----------

                                                          Total Stockholders' Equity                  42,451             36,950
                                                                                                  ----------         ----------

Commitments (Notes 10 and 14)

                                                               Total Liabilities and
                                                                Stockholders' Equity              $  481,220         $  384,027
                                                                                                  ==========         ==========

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 2001               2000                1999
                                                                              -----------        -----------        -----------
                                                                                        (Amounts in thousands, except
                                                                                          share and per share data)
Interest Income
   Loans                                                                      $    26,292        $    23,351        $    14,026
   Investment securities available for sale                                         2,320              1,733                944
   Investment securities held to maturity                                           2,201                849                802
   Federal funds sold and interest-bearing deposits with banks                        553                898                790
                                                                              -----------        -----------        -----------

                                              Total Interest Income                31,366             26,831             16,562
                                                                              -----------        -----------        -----------

Interest Expense
   Money market and NOW deposits                                                    2,135              2,079              1,470
   Time deposits                                                                   14,858             12,511              7,003
   Federal funds purchased and borrowings                                           1,041                354                  8
                                                                              -----------        -----------        -----------

                                             Total Interest Expense                18,034             14,944              8,481
                                                                              -----------        -----------        -----------

                                                Net Interest Income                13,332             11,887              8,081

Provision for Loan Losses (Note 5)                                                  2,320              1,480              1,135
                                                                              -----------        -----------        -----------

                                          Net Interest Income After
                                          Provision for Loan Losses                11,012             10,407              6,946
                                                                              -----------        -----------        -----------

Non-Interest Income (Note 12)                                                       3,402              2,198                775
                                                                              -----------        -----------        -----------

Non-Interest Expense
   Salaries and employee benefits                                                   5,510              4,576              2,736
   Occupancy and equipment                                                          2,067              1,456              1,048
   Other (Note 12)                                                                  3,585              2,691              2,108
                                                                              -----------        -----------        -----------

                                         Total Non-Interest Expense                11,162              8,723              5,892
                                                                              -----------        -----------        -----------

                                         Income Before Income Taxes                 3,252              3,882              1,829

Income Tax Expense (Note 11)                                                        1,147              1,466                293
                                                                              -----------        -----------        -----------

                                                         Net Income           $     2,105        $     2,416        $     1,536
                                                                              ===========        ===========        ===========

Net Income Per Share
   Basic                                                                      $       .25        $       .31        $       .20
   Diluted                                                                            .24                .30                .19

Weighted Average Shares Outstanding
   Basic                                                                        8,293,027          7,711,955          7,655,147
   Diluted                                                                      8,612,963          8,047,853          8,133,612

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                         Accumulated
                                                          Common Stock         Additional    Retained      Other           Total
                                                      ----------------------     Paid-in     Earnings   Comprehensive  Stockholders'
                                                        Shares       Amount      Capital     (Deficit)  Income (Loss)     Equity
                                                      ----------    --------   ----------    --------   -------------  -------------
                                                             (Amounts in thousands, except share data)
Balance at December 31, 1998                           3,291,732    $ 16,459    $  13,842     $   (397)    $   22      $  29,926

  Comprehensive income
    Net income                                                --          --           --        1,536         --          1,536
    Other comprehensive income, net of
     tax
      Net decrease in fair value of securities
       available for sale, net of tax benefit of
       $179                                                   --          --           --           --       (289)          (289)
                                                                                                                       ---------
          Total comprehensive income                                                                                       1,247
                                                                                                                       ---------

  Common stock issued pursuant to:
    Sale of common stock                                   1,140           5           21           --         --             26

    Two-for-one stock split                            3,305,689          --           --           --         --             --

    Stock options exercised                               58,801         179          153           --         --            332
      Current income tax benefit                              --          --          235           --         --            235
                                                      ----------    --------    ---------     --------     ------      ---------

Balance at December 31, 1999                           6,657,362      16,643       14,251        1,139       (267)        31,766

  Comprehensive income
    Net income                                                --          --           --        2,416         --          2,416
    Other comprehensive income, net of
     tax
      Net increase in fair value of securities
       available for sale, net of tax of $363                 --          --           --           --        578            578
                                                                                                                       ---------
          Total comprehensive income                                                                                       2,994
                                                                                                                       ---------

  Common stock issued pursuant to:
    Sale of common stock                                 254,567         636        1,456           --         --          2,092

    10% stock split in the form of a dividend            666,503       1,667           --       (1,672)        --             (5)

    Stock options exercised                               17,547          44           40           --         --             84
      Current income tax benefit                              --          --           19           --         --             19
                                                      ----------    --------    ---------     --------     ------      ---------

Balance at December 31, 2000                           7,595,979      18,990       15,766        1,883        311         36,950

  Comprehensive income
    Net income                                                --          --           --        2,105         --          2,105
    Other comprehensive income, net of
     tax
      Net increase in fair value of securities
       available for sale, net of tax of $309                 --          --           --           --        493            493
                                                                                                                       ---------
          Total comprehensive income                                                                                       2,598
                                                                                                                       ---------

  Formation of holding company                                --      17,771      (17,771)          --         --             --

  Common stock issued pursuant to:
    Sale of common stock                                 344,118         860        1,951           --         --          2,811

    5% stock dividend                                    396,702       2,618           --       (2,626)        --             (8)

    Stock options exercised                               18,191          46           35           --         --             81
      Current income tax benefit                              --          --           19           --         --             19
                                                      ----------    --------    ---------     --------     ------      ---------

Balance at December 31, 2001                           8,354,990    $ 40,285    $      --     $  1,362     $  804      $  42,451
                                                      ==========    ========    =========     ========     ======      =========

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                           2001            2000            1999
                                                                                        ----------      ----------      ----------
                                                                                                    (Amounts in thousands)
Cash Flows from Operating Activities
   Net income                                                                           $    2,105      $    2,416      $    1,536
                                                                                        ----------      ----------      ----------
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                                           1,003             628             350
     Provision for loan losses                                                               2,320           1,480           1,135
     Change in assets and liabilities:
       Increase in other assets                                                               (256)         (2,078)           (686)
       Increase (decrease) in other liabilities                                             (1,695)          1,371             255
                                                                                        ----------      ----------      ----------
                                                     Total Adjustments                       1,372           1,401           1,054
                                                                                        ----------      ----------      ----------

                             Net Cash Provided by Operating Activities                       3,477           3,817           2,590
                                                                                        ----------      ----------      ----------

Cash Flows from Investing Activities
   (Increase) decrease in federal funds sold                                                (1,881)        (20,241)         14,203
   Decrease in interest-bearing deposits with banks                                             --              --           2,000
   Purchases of:
     Available-for-sale investment securities                                               (2,061)        (18,186)        (16,318)
     Held-to-maturity investment securities                                                (35,000)         (9,693)         (5,035)
   Proceeds from maturities and calls of:
     Available-for-sale investment securities                                               11,190           1,884           4,503
     Held-to-maturity investment securities                                                 20,712           3,616           1,782
   Net increase in loans                                                                   (79,330)        (82,059)        (73,244)
   Purchases of premises and equipment                                                      (3,407)         (5,167)         (2,875)
   Purchase of other assets                                                                 (2,000)             --              --
                                                                                        ----------      ----------      ----------

                                 Net Cash Used by Investing Activities                     (91,777)       (129,846)        (74,984)
                                                                                        ----------      ----------      ----------

Cash Flows from Financing Activities
   Net increase in deposits                                                                 54,098         119,800          75,103
   Net increase (decrease) in federal funds purchased                                           --          (2,500)          2,500
   Net increase in borrowings                                                               38,980           6,000              --
   Net proceeds from issuance of common stock                                                2,911           2,195             593
   Cash paid in lieu of fractional shares                                                       (8)             (5)             --
                                                                                        ----------      ----------      ----------

                             Net Cash Provided by Financing Activities                      95,981         125,490          78,196
                                                                                        ----------      ----------      ----------

                  Net Increase (Decrease) in Cash and Cash Equivalents                       7,681            (539)          5,802

Cash and Cash Equivalents, Beginning of Year                                                11,197          11,736           5,934
                                                                                        ----------      ----------      ----------

                                Cash and Cash Equivalents, End of Year                  $   18,878      $   11,197      $   11,736
                                                                                        ==========      ==========      ==========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                                        $   18,269      $   14,498      $    8,391
   Income taxes paid                                                                         1,530           2,041             545

Supplemental Schedule of Noncash Investing and Financing Activities
   Increase (decrease) in fair value of securities available for sale, net of tax       $      493      $      578      $     (289)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

(1)      ORGANIZATION AND OPERATIONS

In October 2001, Southern Community Financial Corporation was formed as a holding company for Southern Community Bank and Trust. Upon formation, one share of Southern Community Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of Southern Community Bank and Trust's $2.50 par value common stock.

Southern Community Bank and Trust (the "bank") was incorporated November 14, 1996 and began banking operations on November 18, 1996. The bank is engaged in general commercial and retail banking in the Piedmont area of North Carolina, principally Forsyth and Yadkin Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and on February 2, 2001 the bank became a member of the Federal Reserve System. The bank undergoes periodic examinations by those regulatory authorities.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southern Credit Services, Inc., which is engaged in the business of accounts receivable financing, Southern Investment Services, Inc., which, through an unaffiliated broker dealer, provides customers of the bank with securities products and services and earns revenues through sharing of commissions, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, L.L.C., the managing general partner for Venture Capital Solutions L. P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. Southern Community Financial Corporation and its subsidiaries are collectively referred to herein as the "company."

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

CASH EQUIVALENTS

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."

INVESTMENT SECURITIES

Available-for-sale securities are carried at fair value and consist of bonds and notes not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Bonds and notes for which the bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current and anticipated economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management's internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans that are collateral dependent is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 30 years for buildings and 3 - 10 years for furniture and equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

FORECLOSED ASSETS

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

PER SHARE DATA

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2001, a stock split effected in the form of a 10% stock dividend during 2000 and a two-for-one stock split during 1999. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the bank.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                             2001           2000           1999
                                                                          ----------     ----------     ----------
         Weighted average number of common shares used in
          computing basic net income per share                             8,293,027      7,711,955      7,655,147

         Effect of dilutive stock options                                    319,936        335,898        478,465
                                                                          ----------     ----------     ----------

         Weighted average number of common shares and dilutive
          potential common shares used in computing diluted net
          income per share                                                 8,612,963      8,047,853      8,133,612
                                                                          ==========     ==========     ==========

For the years ended December 31, 2001, 2000 and 1999 there were 174,240, 89,000, and 12,000 options, respectively that were antidilutive since the exercise price exceeded the average market price for the year. These common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of this statement did not affect the company's financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests, and collateral received and pledged in repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS No. 140 on January 1, 2001 did not have a significant impact on the company's financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 is effective for the company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives (including such assets acquired prior to January 1, 2002) no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets - see below. The adoption of SFAS No. 142 on January 1, 2002 will not affect the company's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 also supersedes APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 on January 1, 2002 will not have a significant effect on the company's financial statements.

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the company has consisted of the unrealized gains and losses, net of taxes, in the company's available for sale securities portfolio.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the company has no foreign operations or customers.

(3)      INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2001 and 2000:

                                                                             2001
                                                    -------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized     Unrealized      Unrealized         Fair
                                                      Cost           Gains          Losses           Value
                                                    ---------     ----------      ----------       --------
                                                                    (Amounts in thousands)
         Securities available for sale:
            U. S. Government agencies               $ 22,172        $ 1,162        $     --        $ 23,334
            Mortgage-backed                            4,271            147              --           4,418
            Other                                      2,926             --              --           2,926
                                                    --------        -------        --------        --------

                                                    $ 29,369        $ 1,309        $     --        $ 30,678
                                                    ========        =======        ========        ========

         Securities held to maturity:
            U. S. Government agencies               $ 33,500        $   664        $      2        $ 34,162
            Mortgage-backed                            1,029             34              --           1,063
                                                    --------        -------        --------        --------

                                                    $ 34,529        $   698        $      2        $ 35,225
                                                    ========        =======        ========        ========

                                                                             2000
                                                    -------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized     Unrealized      Unrealized         Fair
                                                      Cost           Gains          Losses           Value
                                                    ---------     ----------      ----------       --------
                                                                    (Amounts in thousands)
         Securities available for sale:
            U. S. Government agencies               $ 31,663        $   480        $     50        $ 32,093
            Mortgage-backed                            5,970             83               6           6,047
            Other                                        865             --              --             865
                                                    --------        -------        --------        --------

                                                    $ 38,498        $   563        $     56        $ 39,005
                                                    ========        =======        ========        ========

         Securities held to maturity:
            U. S. Government agencies               $ 18,535        $   196        $     34        $ 18,697
            Mortgage-backed                            1,709             19               6           1,722
                                                    --------        -------        --------        --------

                                                    $ 20,244        $   215        $     40        $ 20,419
                                                    ========        =======        ========        ========

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2001 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                       Securities Available for Sale    Securities Held to Maturity
                                                       -----------------------------    ---------------------------
                                                          Amortized         Fair          Amortized         Fair
                                                            Cost            Value           Cost            Value
                                                          ---------        -------        ---------       --------
                                                                              (Amounts in thousands)

         Due within one year                               $  3,000        $ 3,050        $    500        $    504
         Due after one year through five years                7,490          7,840           8,000           8,316
         Due after five years through ten years              11,682         12,444           3,000           3,176
         Due after ten years                                  2,926          2,926          22,000          22,166
         Mortgage-backed securities                           4,271          4,418           1,029           1,063
                                                           --------        -------        --------        --------

                                                           $ 29,369        $30,678        $ 34,529        $ 35,225
                                                           ========        =======        ========        ========

There were no sales of investment securities available for sale during 2001, 2000 or 1999.

Securities with carrying values of $10.9 million and $5.0 million and fair values of $11.0 million and $5.0 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2001, securities with carrying values of $32.5 million and fair values of $32.5 million were pledged to secure both the company's borrowing from the FHLB and repurchase agreements.

(4)      LOANS

Following is a summary of loans at December 31, 2001 and 2000:

                                                      2001              2000
                                                    ---------        ---------
                                                      (Amounts in thousands)
         Residential mortgage loans                 $ 105,357        $  84,280
         Commercial mortgage loans                     89,354           59,410
         Construction loans                            61,558           52,800
         Commercial and industrial loans               77,820           60,280
         Loans to individuals                          26,199           25,391
                                                    ---------        ---------

         Total                                      $ 360,288        $ 282,161
                                                    =========        =========

Loans are primarily made in the Piedmont area of North Carolina, principally Forsyth and Yadkin Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Nonaccrual loans aggregated $894,000 and $276,000 at December 31, 2001 and 2000, respectively.

The company has granted loans to certain directors and executive officers of the company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management's opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval. A summary of loans to directors and their interests follows (amounts in thousands):

         Loans to directors and officers as a group (10) at December 31, 1998               $  12,258

            Disbursements during year ended December 31, 1999                                   5,808
            Amounts collected during year ended December 31, 1999                              (5,490)
                                                                                            ---------

         Loans to directors and officers as a group (11) at December 31, 1999                  12,576

            Disbursements during year ended December 31, 2000                                   6,875
            Amounts collected during year ended December 31, 2000                              (7,241)
                                                                                            ---------

         Loans to directors and officers as a group (12) at December 31, 2000                  12,210
                                                                                            ---------

            Disbursements during year ended December 31, 2001                                   4,282
            Amounts collected during year ended December 31, 2001                              (6,648)
                                                                                            ---------

         Loans to directors and officers as a group (12) at December 31, 2001               $   9,844
                                                                                            =========

At December 31, 2001, the company had pre-approved but unused lines of credit totaling $4.1 million to executive officers, directors and their affiliates.

(5)      ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                      2001             2000             1999
                                                    --------         --------         --------
                                                              (Amounts in thousands)
         Balance at beginning of period             $  4,283         $  3,013         $  1,905
                                                    --------         --------         --------

         Provision charged to operations               2,320            1,480            1,135
                                                    --------         --------         --------

         Charge-offs                                  (1,247)            (212)             (47)
         Recoveries                                       44                2               20
                                                    --------         --------         --------
                      Net charge-offs                 (1,203)            (210)             (27)
                                                    --------         --------         --------

         Balance at end of period                   $  5,400         $  4,283         $  3,013
                                                    ========         ========         ========

(6)      PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2001 and 2000:

                                                           2001               2000
                                                         ---------         ---------
                                                            (Amounts in thousands)
         Land                                            $   2,870         $   2,870
         Buildings and leasehold improvements                7,287             4,861
         Furniture and equipment                             4,112             3,132
                                                         ---------         ---------
                                                            14,269            10,863
         Less accumulated depreciation                      (2,158)           (1,159)
                                                         ---------         ---------

         Total                                           $  12,111         $   9,704
                                                         =========         =========

Depreciation and amortization amounting to $999,907 in 2001, $616,000 in 2000 and $329,000 in 1999 is included in occupancy and equipment expense.

(7)      DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $111.5 million and $76.1 million at December 31, 2001 and 2000, respectively. At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                                $100,000           Under
                                and Over          $100,000          Total
                                ---------        ---------        ---------
                                          (Amounts in thousands)
         2002                   $  91,759        $ 131,091        $ 222,850
         2003-2004                  8,061           16,996           25,057
         2005-2006                 11,721            1,117           12,838
                                ---------        ---------        ---------

         Total                  $ 111,541        $ 149,204        $ 260,745
                                =========        =========        =========

(8)      BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2001 and 2000:


                                       Interest
    Maturity                             rate              2001               2000
----------------                       --------         ----------         --------
                                                           (Amounts in thousands)
May 3, 2001                              7.04%          $      --          $  6,000
July 11, 2002                            4.15%             10,000                --
June 6, 2003                             4.84%             10,000                --
June 1, 2004                             5.35%             10,000                --
September 19, 2011                       4.43%              5,000                --
                                                        ---------          --------
                                                        $  35,000          $  6,000
                                                        =========          ========


Under collateral agreements with the Federal Home Loan Bank at December 31, 2001, advances are secured both by loans with a carrying value of $27.7 million and pledged investment securities with a market value of $22.4 million.

In addition to the above advances, the company also has a repurchase agreement with an outstanding balance of $9,980,000 at December 31, 2001. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit of $37.0 million from various institutions, which must be adequately collateralized.

In addition to the above advances, the company has lines of credit of $26.0 million from various correspondent banks to purchase federal funds sold on a short-term basis.

Aggregate borrowings at December 31, 2001 amounted to $45.0 million, including $20.0 million that is due within one year and classified as short-term borrowings and $25.0 million due after one year that is classified as long-term debt in the accompanying balance sheet.


(9)      EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(K) RETIREMENT PLAN

The company maintains a 401(k) retirement plan that covers all eligible employees. The company matches 100% of employee contributions, with the company's contribution limited to 6% of each employee's salary. Matching contributions are funded when accrued. Matching expenses totaled approximately $240,000 in 2001, $117,000 in 2000 and $63,000 in 1999.

EMPLOYMENT AGREEMENTS

The company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may annually be extended for an additional year. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested benefits, including compensation. In the event of a change in control of the company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

TERMINATION AGREEMENTS

The company has entered into special termination agreements with substantially all other employees, who have completed one year of service, which provide for severance pay benefits in the event of a change in control of the company which results in the termination of such employee or diminished compensation, duties or benefits.

SUPPLEMENTAL RETIREMENT

The company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive officers. The company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant's life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2001, a provision of approximately $58,000 was expensed for future benefits to be provided under this plan.

STOCK OPTION PLANS

During 1997 the company adopted, with stockholder approval, an Incentive Stock Option Plan (the "ISO Plan") and a Nonstatutory Stock Option Plan (the "NSO Plan"). Both plans were amended in 2001, with stockholder approval, to increase the number of shares available for grant. Each plan makes available options to purchase 833,574 shares of the company's common stock, for an aggregate number of common shares reserved for options of 1,667,148. The exercise price of all options granted to date is the fair value of the company's common shares on the date of grant. All options vest over a five-year period. All unexercised options expire ten years after the date of grant. A summary of the company's option plans as of and for the years ended December 31, 2001, 2000 and 1999, reflecting the effects of stock splits and dividends declared, including the 5% stock dividend declared and distributed in 2001, is as follows:


                                                               Outstanding Options                     Exercisable Options
                                                          -------------------------------         -----------------------------
                                          Shares                                Weighted                              Weighted
                                         Available                               Average                               Average
                                        for Future          Number               Exercise           Number             Exercise
                                          Grants          Outstanding             Price           Outstanding           Price
                                        ----------        -----------           ---------         -----------         ---------

At December 31, 1998                     158,995            1,268,848           $   4.45             356,206           $  4.16

  Options granted/vested                 (70,203)              70,203              10.89             270,554              4.70
  Options exercised                           --              (82,719)              4.01             (82,719)             4.01
  Options forfeited                       11,937              (11,937)              7.00                  --                --
                                        --------           ----------           --------          ----------           -------

At December 31, 1999                     100,729            1,244,395               4.81             544,041              4.45

  Options authorized                      71,703                   --                 --                  --                --
  Options granted/vested                (115,133)             115,133               7.93             285,667              3.98
  Options exercised                           --              (19,879)              4.22             (19,879)             4.22
  Options forfeited                       32,607              (32,607)              7.36              (6,861)             7.40
                                        --------           ----------           --------          ----------           -------

At December 31, 2000                      89,906            1,307,042               5.04             802,968              4.60

  Options authorized                     126,588                   --                 --                  --                --
  Options granted/vested                 (86,725)              86,725               7.20             296,785              4.98
  Options exercised                           --              (19,100)              4.20             (19,100)             4.20
  Options forfeited                       60,175              (60,175)              9.04             (22,268)             9.47
                                        --------           ----------           --------          ----------           -------

At December 31, 2001                     189,944            1,314,492           $   5.01           1,058,385           $  4.61
                                        ========           ==========           ========          ==========           =======


The company has elected to follow APB Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options as permitted under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In accordance with APB 25, no compensation cost is recognized by the company when stock options are granted because the exercise price equals the market price of the underlying common stock on the date of grant. If the company had used the fair value-based method of accounting for stock options as prescribed by SFAS 123, compensation cost would have increased by $552,000 in 2001, $497,000 in 2000 and $468,000 in 1999. The pro forma effects on net income and net income per common share, together with the assumptions used in estimating the fair values of options granted, are displayed below:


                                                     2001                2000               1999
                                                  ---------           ---------           ---------
                                                              (Amounts in thousands,
                                                               except per share data)
Net income:
   As reported                                    $   2,105           $   2,416           $   1,536
   Pro forma                                          1,553               1,919               1,068

Basic earnings per share:
   As reported                                    $     .25           $     .31           $     .20
   Pro forma                                            .19                 .25                 .14

Diluted earnings per share:
   As reported                                    $     .24           $     .30           $     .19
   Pro forma                                            .18                 .24                 .13

Assumptions in estimating option values:
   Risk-free interest rate                             4.00%               5.50%               5.00%
   Dividend yield                                      0.00%               0.00%               0.00%
   Volatility                                         18.00%              23.00%              20.00%
   Expected life                                    7 years             7 years             6 years


(10)  LEASES

The company leases its office space under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):


              2002                                                  $    426
              2003                                                       400
              2004                                                       421
              2005                                                       413
              2006                                                       177
              2007 and thereafter                                        494
                                                                    --------

              Total                                                 $  2,331
                                                                    ========


Total rental expense under operating leases was $427,000 in 2001, $352,000 in 2000, and $342,000 in 1999.

(11)     INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                              2001               2000             1999
                                                             -------           -------           ------
                                                                           (In thousands)
Current tax provision                                        $ 1,238           $ 1,811           $  978
Deferred tax provision (benefit)                                 (91)             (345)            (368)
                                                             -------           -------           ------

         Provision for income tax expense before
           adjustment to deferred tax asset
           valuation allowance                                 1,147             1,466              610

Decrease in valuation allowance                                   --                --             (317)
                                                             -------           -------           ------

         Net provision for income taxes                      $ 1,147           $ 1,466           $  293
                                                             =======           =======           ======


The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:


                                                                      2001           2000              1999
                                                                    -------         -------           ------
                                                                                 (In thousands)
Tax computed at the statutory federal rate                          $ 1,106         $ 1,320           $  622
                                                                    -------         -------           ------

Increase (decrease) resulting from:
   State income taxes, net of federal benefit                            32             147               63
   Adjustment to deferred tax asset valuation allowance                  --              --             (317)
   Other permanent differences                                            9              (1)             (75)
                                                                    -------         -------           ------
                                                                         41             146             (329)
                                                                    -------         -------           ------

         Provision for income taxes included in operations          $ 1,147         $ 1,466           $  293
                                                                    =======         =======           ======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2001, and 2000 are as follows:


                                                                     2001               2000
                                                                    -------           -------
                                                                         (In thousands)
Deferred tax assets arising from:
   Allowance for loan losses                                        $ 1,833           $ 1,594
   Pre-opening costs                                                     --                39
   Deferred compensation                                                 22                --
                                                                    -------           -------
         Total deferred tax assets                                    1,855             1,633
                                                                    -------           -------

Deferred tax liabilities arising from:
   Property and equipment                                              (164)             (206)
   Loan fees and costs                                                 (321)             (173)
   Available for sale investment securities                            (504)             (195)
   Other                                                                (26)               --
                                                                    -------           -------
         Total deferred tax liabilities                              (1,015)             (574)
                                                                    -------           -------

         Net recorded deferred tax asset                            $   840           $ 1,059
                                                                    =======           =======



(12)     NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                     2001             2000             1999
                                                                    -------          -------          -------
                                                                                  (In thousands)
Service charges and fees on deposit accounts                        $   879          $   595          $   320
Mortgage loan origination fees                                        1,009              550              125
Investment brokerage fees                                               193              322              227
SBIC management fees                                                    564              515               --
Income from derivative                                                  383               --               --
Other                                                                   374              216              103
                                                                    -------          -------          -------

Total                                                               $ 3,402          $ 2,198          $   775
                                                                    =======          =======          =======


The major components of other non-interest expense for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                     2001             2000             1999
                                                                    -------          -------          -------
                                                                                  (In thousands)
Postage, printing and office supplies                               $   339          $   261          $   191
Advertising and promotion                                               519              578              434
Data processing and other outsourced services                         1,033              624              537
Professional services                                                   341              233              279
Other                                                                 1,353              995              667
                                                                    -------          -------          -------

Total                                                               $ 3,585          $ 2,691          $ 2,108
                                                                    =======          =======          =======


(13)     REGULATORY MATTERS

The bank, as a North Carolina banking corporation, may pay cash dividends to the company only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, that the bank meets all capital adequacy requirements to which it is subject, as set forth below:


                                                                                                        Minimum To Be Well
                                                                           Minimum For Capital       Capitalized Under Prompt
                                                     Actual                 Adequacy Purposes       Corrective Action Provisions
                                              ----------------------     ----------------------    -----------------------------
                                               Amount         Ratio       Amount         Ratio        Amount           Ratio
                                              --------        ------     ---------       ------      ---------        --------
                                                                          (Dollars in thousands)
AS OF DECEMBER 31, 2001:

Total Capital (to Risk-Weighted Assets)       $  46,722       11.53%     $  32,405       8.00%       $  40,503        10.00%
Tier I Capital (to Risk-Weighted Assets)         41,655       10.28%        16,203       4.00%          24,304         6.00%
Tier I Capital (to Average Assets)               41,655        9.21%        18,090       4.00%          22,613         5.00%

AS OF DECEMBER 31, 2000:

Total Capital (to Risk-Weighted Assets)       $  40,532       13.03%     $  24,885       8.00%       $  31,107        10.00%
Tier I Capital (to Risk-Weighted Assets)         36,639       11.78%        12,441       4.00%          18,662         6.00%
Tier I Capital (to Average Assets)               36,639        9.99%        14,665       4.00%          18,331         5.00%


The company is also subject to these capital requirements. At December 31, 2001, the company's total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.53%, 10.28% and 9.21%, respectively.


(14)     OFF-BALANCE SHEET RISK

The company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the company has in particular classes of financial instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the company's exposure to off-balance sheet risk as of December 31, 2001 is as follows (amounts in thousands):


Financial instruments whose contract amounts represent credit risk:
       Loan commitments and undisbursed lines of credit                                $  91,923
       Undisbursed standby letters of credit                                               3,805


Late in 2000, the company purchased an off-balance sheet financial contract, an interest rate floor, to assist in managing interest rate risk. An interest rate floor is an option contract for which an initial premium is paid and for which no ongoing interest rate risk is present. The ability of the counter party to meet its obligation under the terms of the contract is the primary risk involved with an interest rate floor. The company has sought to control the credit risk associated with this instrument through a thorough analysis of the creditworthiness of the counter party.

For the interest rate floor, the notional principal amount is used to express the volume of transaction; however, the amount potentially subject to credit risk is much smaller. The company's direct credit exposure is limited to the net receivable amount on the transaction, which is generally paid quarterly. The carrying amount of the financial instrument used for interest rate risk management is included in other assets. The fair value is based upon quoted market prices of similar instruments. The notional amount of the interest rate floor contract held by the company at December 31, 2000 was $20 million. Its fair value approximated its amortized cost of $42,000 at that date. During 2001, the company sold the above contract. The company recognized income aggregating $383,000 on this floor contract in 2001, including the gain realized upon its disposal, in non-interest income. The company held no derivative instruments at December 31, 2001.


(15)     DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, federal funds sold, investment securities, loans, deposit accounts, federal funds purchased and other borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the company's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH AND DUE FROM BANKS, AND FEDERAL FUNDS SOLD

            The carrying amounts for cash and due from banks, and federal funds sold approximate fair value because of the short maturities of those instruments.

         INVESTMENT SECURITIES

            Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         LOANS

            For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         DEPOSITS

            The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

         BORROWINGS

            The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collected requirements.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            With regard to financial instruments with off-balance sheet risk discussed in Note 14, it is not practicable to estimate the fair value of future financing commitments. The fair value of the interest rate floor, which approximated amortized cost at December 31, 2000, was determined by reference to quoted prices of similar instruments.

The carrying amounts and estimated fair values of the company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000:


                                                                    2001                                   2000
                                                        ---------------------------              -------------------------
                                                         Carrying        Estimated               Carrying       Estimated
                                                          amount         fair value               amount        fair value
                                                        ---------        ----------              --------       ----------
                                                                                  (In thousands)
Financial assets:
    Cash and due from banks                             $  18,878         $  18,878              $  11,197       $  11,197
    Federal funds sold                                     22,926            22,926                 21,045          21,045
    Investment securities available for sale               30,678            30,678                 39,005          39,005
    Investment securities held to maturity                 34,529            35,225                 20,244          20,419
    Loans, net                                            354,888           355,888                277,878         278,800
    Interest rate contract                                     --                --                     42              42

Financial liabilities:
    Deposits                                              392,851           393,282                338,753         341,600
    Short-term borrowings                                  19,980            19,980                  6,000           6,000
    Long-term borrowings                                   25,000            25,085                     --              --


(16)     CONVERTIBLE SECURITIES OF A TRUST SUBSIDIARY

In February of 2002, Southern Community Capital Trust I (the "Trust"), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the "Securities"), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities will pay distributions quarterly beginning on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.67 (the "Conversion Price") or 1.153 shares of the company's common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of the company's common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from the company under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures is to infuse capital to the company's bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, the operations and continued expansion of the bank's subsidiaries, and to maintain the company's status as "well capitalized" under regulatory guidelines.


(17)     PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation became the holding company for Southern Community Bank and Trust effective October 1, 2001. Following are condensed financial statements of Southern Community Financial Corporation as of and for the three months ended December 31, 2001.

                             CONDENSED BALANCE SHEET
                                 (In thousands)


Asset:
  Investment in Southern Community Bank and Trust            $42,451
                                                             =======

Stockholders' equity:
  Common stock                                               $40,285
  Retained earnings                                            1,362
  Accumulated other comprehensive income                         804
                                                             -------

                                                             $42,451
                                                             =======



                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)


Equity in net income of subsidiaries                         $   403
                                                             -------

Net income                                                   $   403
                                                             =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 25, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 25, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 25, 2002.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.


                           Financial Statements                                                      Form 10-K Page
                           --------------------                                                      --------------
        Independent Auditor's Report...............................................................        42


        Consolidated Balance Sheets as of December 31, 2001 and 2000...............................        43


        Consolidated Statements of Operations for the years ended
        December 31, 2001, 2000 and 1999...........................................................        44


        Consolidated Statements of Changes in Stockholders' Equity for the years ended
        December 31, 2001, 2000 and 1999...........................................................        45


        Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999...........................................................        46


        Notes to Consolidated Financial Statements.................................................       47-62




(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.


EXHIBIT NO.       DESCRIPTION
-----------       -----------

Exhibit 3.1:      Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form
                    8K dated October 1, 2001)
Exhibit 3.2:      Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)
Exhibit 3.3:      Amendment to Articles of Incorporation
Exhibit 4.1:      Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8K dated October 1, 2001)
Exhibit 4.2:      Form of 7.25% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the
                    Registration Statement on Form S-2 dated November 28, 2001, Registration No. 333-74084 (the "Registration
                    Statement"))
Exhibit 4.3:      Form of Certificate for 7.25% Trust Preferred Security of Southern Community Capital Trust I (incorporated by reference to Exhibit 4.6 to Amendment Number One to the Registration Statement dated January 10, 2002)
Exhibit 10.1:     Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to
                    Exhibit 10.1 to Amendment Number One to the Registration Statement dated January 10, 2002)
Exhibit 10.2:     Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to
                    Exhibit 10.2 to Amendment Number One to the Registration Statement dated January 10, 2002)
Exhibit 10.3:     Indenture with respect to the Company's 7.25% Convertible Junior Subordinated Debentures
Exhibit 10.4:     Amended and Restated Trust Agreement of Southern Community Capital Trust I
Exhibit 10.5:     Guarantee Agreement for Southern Community Capital Trust I
Exhibit 10.6:     Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust I
Exhibit 21:       Subsidiaries of the Registrant


(b)      Current Reports on Form 8-K filed during the fourth quarter of 2001.


         Type                       Date Filed                                   Reporting Purpose
         ----                 ---------------------                ------------------------------------------------

         Item 2.              October 3, 2001                      Acquisition of 100% voting shares of Southern
                                                                   Community Bank and Trust.

         Item 5.              December 5, 2001                     Report filing of a registration statement with the
                                                                   Securities and Exchange Commission for public
                                                                   Offering of convertible trust preferred securities.


                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                   SOUTHERN COMMUNITY
                                     FINANCIAL CORPORATION

Date: March 8, 2002                 By: /s/ F. Scott Bauer
                                        ---------------------------------------
                                            F. Scott Bauer
                                            President and Chief Executive
                                            Officer


Date: March 8, 2002                 By: /s/ Richard M. Cobb
                                        ---------------------------------------
                                            Richard M. Cobb
                                            Executive Vice President, Chief
                                            Operating Officer and Chief
                                            Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                 TITLE                     DATE
               ---------                                 -----                     ----
/s/ F. Scott Bauer                           Chairman of the Board
---------------------------------------
F. Scott Bauer                                                                  March 8, 2002


/s/ Don Gray Angell                          Vice Chairman of the Board
---------------------------------------
Don Gray Angell                                                                 March 8, 2002


                                             Director
---------------------------------------
C.J. Ramey                                                                      March 8, 2002


/s/Matthew G. Gallins                        Director
---------------------------------------
Matthew G. Gallins                                                              March 8, 2002



/s/ Billy D. Prim                            Director
---------------------------------------                                         March 8, 2002
Billy D. Prim


                                             Director
---------------------------------------                                         March 8, 2002
Annette Scippio

/s/ Durward A. Smith, Jr.                    Director
---------------------------------------
Durward A. Smith, Jr.                                                           March 8, 2002


/s/ William G. Ward                          Director
---------------------------------------
William G. Ward                                                                 March 8, 2002



/s/ Anthony H. Watts                         Director
---------------------------------------                                         March 8, 2002
Anthony H. Watts

/s/ James G. Chrysson                        Director
---------------------------------------
James G. Chrysson                                                               March 8, 2002


/s/ Dianne M. Neal                           Director
---------------------------------------
Dianne M. Neal                                                                  March 8, 2002


/s/ Nolan G. Brown                           Director
---------------------------------------
Nolan G. Brown                                                                  March 8, 2002
