Form 10-Q
period 2002-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2002-05-15
CIK 1159427

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

               For the transition period ended _________________

                        COMMISSION FILE NUMBER 000-33227

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   -----------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              North Carolina                             56-2270620
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

       4701 Country Club Road
    Winston-Salem, North Carolina                          27104
----------------------------------------    ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2002, (the most recent practicable date), the registrant had outstanding 8,375,082 shares of Common Stock, no par value.

                                                                                                   Page No.
                                                                                                   --------
PART I.       FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001.............................................    3

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2002 and 2001.......................................    4

                  Consolidated Statements of Stockholders' Equity
                  Three Months Ended March 31, 2002 and 2001 ......................................    5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001.......................................    6

                  Notes to Consolidated Financial Statements.......................................    7

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS................................................................   13

PART II.      OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K.........................................   16

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
===============================================================================

                                                                               March 31,
                                                                                  2002         December 31,
                                                                              (Unaudited)          2001*
                                                                              -----------      ------------
                                                                                 (Amounts in thousands,
                                                                                   except share data)

ASSETS

Cash and due from banks                                                         $ 11,869         $ 18,878
Federal funds sold                                                                 2,053           22,926
Investment securities (Note 2)
   Available for sale, at fair value                                              67,905           30,678
   Held to maturity, at amortized cost                                            42,536           34,529

Loans (Note 3)                                                                   379,549          360,288
Allowance for loan losses (Note 3)                                                (5,693)          (5,400)
                                                                                --------         --------

                                          Net Loans                              373,856          354,888

Bank premises and equipment (Note 4)                                              13,426           12,111
Other assets                                                                       9,802            7,210
                                                                                --------         --------

                                                        Total Assets            $521,447         $481,220
                                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                       $ 32,117         $ 36,202
   Money market and NOW                                                           99,484           95,904
   Time (Note 5)                                                                 277,099          260,745
                                                                                --------         --------

                                                      Total Deposits             408,700          392,851

Short-term borrowings (Note 6)                                                    27,000           19,980
Long-term debt (Note 6)                                                           25,000           25,000
Convertible Junior Subordinated Debentures                                        17,250               --
Other liabilities                                                                  1,142              938
                                                                                --------         --------

                                                   Total Liabilities             479,092          438,769
                                                                                --------         --------

Stockholders' Equity (Note 9)
   Common stock, no par value, 30,000,000 shares authorized;
      8,375,082 shares issued and outstanding                                     40,367           40,285
   Retained earnings                                                               1,916            1,362
   Accumulated other comprehensive income                                             72              804
                                                                                --------         --------

                                          Total Stockholders' Equity              42,355           42,451
                                                                                --------         --------

Commitments (Notes 3 and 4)
                                               Total Liabilities and
                                                Stockholders' Equity            $521,447         $481,220
                                                                                ========         ========

* Derived from audited financial statements

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                   2002              2001
                                                                                ----------        -----------
                                                                                (Amounts in thousands, except
                                                                                  share and per share data)
Interest Income
    Loans                                                                       $    5,930        $    6,876
    Investment securities available for sale                                           843               628
    Investment securities held to maturity                                             721               297
    Federal funds sold                                                                  49               266
                                                                                ----------        ----------

                                               Total Interest Income                 7,543             8,067
                                                                                ----------        ----------

Interest Expense
    Money market and NOW deposits                                                      325               567
    Time deposits                                                                    2,977             4,169
    Borrowings                                                                         639               108
                                                                                ----------        ----------

                                              Total Interest Expense                 3,941             4,844
                                                                                ----------        ----------

                                                 Net Interest Income                 3,602             3,223

Provision for Loan Losses (Note 3)                                                     360               435
                                                                                ----------        ----------

                                           Net Interest Income After
                                           Provision for Loan Losses                 3,242             2,788
                                                                                ----------        ----------

Non-Interest Income (Note 7)                                                           762               832
                                                                                ----------        ----------

Non-Interest Expense
    Salaries and employee benefits                                                   1,619             1,339
    Occupancy and equipment                                                            566               490
    Other (Note 7)                                                                     961               847
                                                                                ----------        ----------

                                          Total Non-Interest Expense                 3,146             2,676
                                                                                ----------        ----------

                                          Income Before Income Taxes                   858               944

Income Tax Expense                                                                     304               356
                                                                                ----------        ----------

                                                          Net Income            $      554        $      588
                                                                                ==========        ==========

Net Income Per Share (Note 8)
    Basic                                                                       $       07        $      .07
    Diluted                                                                            .06               .07

Weighted Average Shares Outstanding

    Basic                                                                        8,361,997         8,136,184
    Diluted                                                                      8,743,118         8,528,694

See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
===============================================================================

                                                                                                          Accumulated
                                                          Common Stock         Additional                    Other         Total
                                                    -----------------------      Paid-in       Retained  Comprehensive Stockholders'
                                                     Shares          Amount      Capital       Earnings  Income (Loss)     Equity
                                                    ---------       -------    ----------      --------  ------------- -------------
                                                                       (Amounts in thousands, except share data)

Balance at December 31, 2001                        8,354,990       $40,285       $    --       $1,362       $ 804        $42,451

Comprehensive income
  Net income                                               --            --            --          554          --            554
  Other comprehensive income, net of tax
  Net decrease in fair value of securities
    available for sale, net of tax                         --            --            --           --        (732)          (732)
                                                                                                                           -------

      Total comprehensive income                                                                                             (178)
                                                                                                                           -------

Common stock issued pursuant to:
  Sale of common stock                                     --            --            --           --          --             --

  Stock options exercised                              20,092            82            --           --          --             82
                                                    ---------       -------       -------       ------       -----        -------

Balance at March 31, 2002                           8,375,082       $40,367       $    --       $1,916       $  72        $42,355
                                                    =========       =======       =======       ======       =====        =======

Balance at December 31, 2000                        7,595,979       $18,990       $15,766       $1,883       $ 311        $36,950

Comprehensive income
  Net income                                               --            --            --          588          --            588
  Other comprehensive income, net of tax
  Net increase in fair value of securities
    available for sale, net of tax                         --            --            --           --         349            349
                                                                                                                           -------

      Total comprehensive income                                                                                              937
                                                                                                                           -------

Common stock issued pursuant to:
    Sale of common stock                              344,118           860         1,951           --          --          2,811

    Stock options exercised                               200             1             1           --          --              2
                                                    ---------       -------       -------       ------       -----        -------

Balance at March 31, 2001                           7,940,297       $19,851       $17,718       $2,471       $ 660        $40,700
                                                    =========       =======       =======       ======       =====        =======

See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===============================================================================

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              -------------------------
                                                                                                2002             2001
                                                                                              --------         --------
                                                                                                (Amounts in thousands)
Cash Flows from Operating Activities
   Net income                                                                                 $    554         $    588
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                                                266              231
      Provision for loan losses                                                                    360              435
      Gain on sale of bank premises and equipment                                                   (3)              --
      Gain on sale of foreclosed assets                                                            (19)              --
      Changes in assets and liabilities:
        Increase in other assets                                                                (2,405)          (1,588)
        Decrease in other liabilities                                                              204             (728)
                                                                                              --------         --------

                                             Net Cash Used by Operating Activities              (1,043)          (1,062)
                                                                                              --------         --------

Cash Flows from Investing Activities
   (Increase) decrease in federal funds sold                                                    20,873           (8,950)
   Purchases of:
      Available-for-sale investment securities                                                 (39,900)              --
      Held-to-maturity investment securities                                                    (8,251)              --
   Proceeds from maturities and calls of:
      Available-for-sale investment securities                                                   1,482            1,322
      Held-to-maturity investment securities                                                       243            2,636
   Net increase in loans                                                                       (19,328)         (18,811)
   Purchases of bank premises and equipment                                                     (1,581)            (646)
   Proceeds from disposal of bank premises and equipment                                             3               --
   Proceeds from sale of foreclosed assets                                                         292               --
                                                                                              --------         --------

                                             Net Cash Used by Investing Activities             (46,167)         (24,449)
                                                                                              --------         --------

Cash Flows from Financing Activities
   Net increase in deposits                                                                     15,849           22,387
   Net increase in federal funds purchased                                                       1,000               --
   Net increase in other borrowings                                                              6,020               --
   Proceeds from issuance of convertible debentures                                             17,250               --
   Net proceeds from issuance of common stock                                                       82            2,813
                                                                                              --------         --------

                                         Net Cash Provided by Financing Activities              40,201           25,200
                                                                                              --------         --------

                                         Net Decrease in Cash and Cash Equivalents              (7,009)            (311)

Cash and Cash Equivalents, Beginning of Year                                                    18,878           11,197
                                                                                              --------         --------

                                            Cash and Cash Equivalents, End of Year            $ 11,869         $ 10,886
                                                                                              ========         ========

Supplemental Disclosures of Cash Flow Information

   Interest paid                                                                              $  3,592         $  4,837
   Income taxes paid                                                                                --               --

Supplemental Schedule of Noncash Investing and Financing Activities
   Increase (decrease) in fair value of securities available for sale, net of tax             $   (732)        $    349

See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its subsidiaries, Southern Community Capital Trust I, an issuer of the Company's Convertible Trust Preferred Securities and Southern Community Bank and Trust and its wholly owned subsidiaries, Southern Credit Services, Inc., which is engaged in the business of accounts receivable financing, Southern Investment Services, Inc., which, through an unaffiliated broker dealer, provides customers of the Bank with securities products and services and earns revenues through sharing of commissions, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, LLC, the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Southern Community Financial Corporation (the "Company"), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

                                                                            Gross          Gross
                                            Amortized     Unrealized     Unrealized       Market
                                              Cost           Gains         Losses          Value
                                            ---------     ----------     ----------       -------
                                                            (Amounts in thousands)
MARCH 31, 2002
   Securities available for sale:
     U.S. Government agencies                $61,074        $   792        $   760        $61,106
     Mortgage-backed securities                3,787             89              3          3,873
     Other                                     2,926             --             --          2,926
                                             -------        -------        -------        -------

                                             $67,787        $   881        $   763        $67,905
                                             =======        =======        =======        =======

   Securities held to maturity:
     U.S. Government agencies                $41,500        $   307        $   387        $41,420
     Mortgage-backed                             785             25              3            807
     Municipal                                   251             --              5            246
                                             -------        -------        -------        -------

                                             $42,536        $   332        $   395        $42,473
                                             =======        =======        =======        =======

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                           Gross         Gross
                                          Amortized     Unrealized     Unrealized       Market
                                            Cost           Gains         Losses          Value
                                          ---------     ----------     ----------       -------
                                                          (Amounts in thousands)
DECEMBER 31, 2001
Securities available for sale:
     U.S. Government agencies              $22,172        $ 1,162        $    --        $23,334
     Mortgage-backed                         4,271            147             --          4,418
     Other                                   2,926             --             --          2,926
                                           -------        -------        -------        -------

                                           $29,369        $ 1,309        $    --        $30,678
                                           =======        =======        =======        =======

   Securities held to maturity:
     U.S. Government agencies              $33,500        $   664        $     2        $34,162
     Mortgage-backed                         1,029             34             --          1,063
                                           -------        -------        -------        -------

                                           $34,529        $   698        $     2        $35,225
                                           =======        =======        =======        =======

NOTE 3 - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                                 At March 31,                  At December 31,
                                           ------------------------        ------------------------
                                                     2002                           2001
                                           ------------------------        ------------------------
                                                            Percent                         Percent
                                            Amount         of Total         Amount         of Total
                                           --------        --------        --------        --------
                                                             (Amounts in thousands)

Residential mortgage loans                 $109,652           28.9%        $105,357           29.2%
Commercial mortgage loans                   100,338           26.4%          89,354           24.8%
Construction loans                           64,543           17.0%          61,558           17.1%
Commercial and industrial loans              79,059           20.8%          77,820           21.6%
Loans to individuals                         25,957            6.9%          26,199            7.3%
                                           --------          -----         --------          -----

Subtotal                                    379,549          100.0%         360,288          100.0%
                                                             =====                           =====

Less: Allowance for loan losses               5,693                           5,400
                                           --------                        --------

Net loans                                  $373,856                        $354,888
                                           ========                        ========

Loan commitments at March 31, 2002 include commitments to extend credit of $28.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $31.3 million, $43.4 million and $10.5 million, respectively.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 3 - LOANS (CONTINUED)

An analysis of the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                                         2002           2001
                                                                       -------        -------
                                                                       (Amounts in thousands)

         Balance at beginning of period                                $ 5,400        $ 4,283
                                                                       -------        -------

         Provision charged to operations                                   360            435
                                                                       -------        -------

         Charge-offs                                                        99            226
         Recoveries                                                         32             18
                                                                       -------        -------
         Net charge-offs                                                    67            208
                                                                       -------        -------

         Balance at end of period                                      $ 5,693        $ 4,510
                                                                       =======        =======

NOTE 4 - COMMITMENTS TO ACQUIRE PROPERTY AND EQUIPMENT

The Company has committed to the construction of a new headquarters. The new headquarters will be a 27,000 square foot facility to be built at a construction cost to the Company of approximately $2.8 million on land for which the Company paid $884,000, and will be located at 4605 Country Club Road, Winston-Salem, North Carolina.

NOTE 5 - TIME DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $122.1 million and $111.5 million at March 31, 2002 and December 31, 2001, respectively.

NOTE 6 - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta outstanding at March 31, 2002 and December 31, 2001 are as follows:

                                     Interest      March 31,     December 31,
              Maturity                 Rate           2002           2001
         ------------------          --------      ---------     ------------
                                                    (Amounts in thousands)

         July 11, 2002                 4.15%        $10,000        $10,000
         June 6, 2003                  4.84%         10,000         10,000
         June 1, 2004                  5.35%         10,000         10,000
         September 19, 2011            4.43%          5,000          5,000
                                                    -------        -------

                                                    $35,000        $35,000
                                                    =======        =======

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 6 - BORROWINGS (CONTINUED)

In addition to the above advances, the Bank has lines of credit of $24.0 million from various correspondent banks to purchase federal funds sold on a short-term basis, with $2.0 million outstanding at March 31, 2002.

Aggregate borrowings at March 31, 2002 amounted to $52.0 million, including $27.0 million that is due within one year and classified as short-term borrowings and $25.0 million due after one year that is classified as long-term debt in the accompanying balance sheet.

Under collateral agreements with the Federal Home Loan Bank at March 31, 2002, advances are secured both by loans with a market value of $44.9 million and pledged investment securities with a market value of $40.5 million.

In February of 2002, the Company issued 1,725,000 shares of Cumulative Convertible Junior Subordinated Debentures, generating total proceeds of $17.25 million. These debentures have a distribution rate of 7.25% per annum payable at the end of each calendar quarter.

NOTE 7 - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income are as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                 2002          2001
                                                                ------        --------
                                                                (Amounts in thousands)

         Service charges and fees on deposit accounts            $ 247        $ 189
         Income from mortgage operations                           213          218
         Investment brokerage fees                                  34           29
         SBIC management fees                                      138          149
         Income from derivative                                     --          190
         Other                                                     130           57
                                                                 -----        -----

                                                                 $ 762        $ 832
                                                                 =====        =====

The major components of other non-interest expense are as follows:

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                  2002         2001
                                                                ------        --------
                                                                (Amounts in thousands)

         Postage, printing and office supplies                   $  72        $  99
         Advertising and promotion                                 159          125
         Data processing and other outsourced services             275          199
         Professional services                                      59           73
         Other                                                     396          351
                                                                 -----        -----

                                                                 $ 961        $ 847
                                                                 =====        =====

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

The table sets forth, for the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

NOTE 8 - NONPERFORMING ASSETS

                                                       March 31,    December 31,
                                                         2002           2001
                                                       ---------    ------------
                                                        (Amounts in thousands)

Nonaccrual loans                                        $1,032         $  894
Restructured loans                                          --             --
                                                        ------         ------
        Total nonperforming loans                        1,032            894
Real estate owned                                           79            347
                                                        ------         ------

        Total nonperforming assets                      $1,111         $1,241
                                                        ======         ======

Accruing loans past due 90 days or more                 $   74         $   --
Allowance for loan losses                                5,693          5,400
Nonperforming loans to period end loans                    .27%           .25%
Allowance for loan losses to period end loans             1.50%          1.51%
Nonperforming assets to total assets                       .21%           .26%

NOTE 9 - NET INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2001. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the bank.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                           --------------------------
                                                                                             2002             2001
                                                                                           ---------        ---------
         Weighted average number of common shares used in
            computing basic net income per share                                           8,361,997        8,136,184

         Effect of dilutive stock options                                                    381,121          392,510
                                                                                           ---------        ---------

         Weighted average number of common shares and dilutive potential common
            shares used in computing diluted net income per share                          8,743,118        8,528,694
                                                                                           =========        =========

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002, did not affect the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

          FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

During the three-month period ending March 31, 2002, our total assets increased by $40.2 million, or 8.4%, to $521.4 million. This asset growth was driven by funding growth, as deposits increased $15.8 million, or 4.0%, and short-term borrowings rose $7.0 million to $27.0 million. In addition, during the quarter we successfully completed a public offering of trust preferred securities, generating $17.3 million in the form of Convertible Junior Subordinated Debentures.

Consistent with prior periods, a substantial portion of our growth in funding has been deployed to satisfy strong loan demand. At March 31, 2002, loans totaled $379.5 million, an increase of $19.3 million or 5.3% during the three months. This growth was spread among our mortgage, construction and commercial loans. Our commercial mortgage loans and non-mortgage commercial loans increased by $11.0 million and $1.2 million, respectively, and collectively provided 63% of our overall loan growth. We also generated growth of $4.2 million and $2.9 million, respectively, in residential mortgage loans and construction loans.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $17.4 million during the three months, to $124.4 million at March 31 versus $107.0 million at the beginning of the period. Our composition of liquid assets has shifted to take advantage of the more favorable interest rates that are being paid on investment securities as compared to overnight investments. We decreased our investment in federal funds sold from $22.9 million at December 31, 2001 to $2.1 million at March 31, 2002. We have chosen to invest more heavily in investment securities, which we increased by $45.2 million to $110.4 million at March 31, 2002 versus $65.2 million at December 31, 2001. The large majority of this increase was in the available for sale category, which we increased by $37.2 million to a total of $67.9 million at the end of the quarter.

Customer deposits continue to be our primary funding source for the institution. At March 31, 2002, deposits totaled $408.7 million, an increase of $15.8 million or 4.0% from year-end 2001. In February of 2002, we completed our trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. We also increased our short-term borrowings from repurchase lines of credit an additional $7.0 million. We will utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At March 31, 2002, our stockholders' equity totaled $42.4 million, a decrease of $96,000 from the December 31, 2001 balance. Net income of $554,000 and proceeds from the issuance of common stock in the amount of $82,000 was offset by a decrease in the fair value of our available-for-sale investments, net of tax, in the amount of $732,000. Our regulatory capital was supplemented during the quarter by issuance of the Convertible Junior Subordinated Debentures discussed above.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income. Our net income for the first three months of 2002 was $554,000, a decrease of $34,000 below that of the same three-month period in 2001. Net income per share was $.07 basic and $.06 diluted for the three months ended March 31, 2002, as compared with $.07 basic and $.07 diluted for the first three months of 2001. We have continued to experience strong growth, with total assets averaging $500.6 million during the current three-month period as compared to $391.3 million in the prior period, an increase of 27.6%. Because of the downward trend in interest rates from period to period, resulting in dramatically lower yields during the current quarter as compared with the first quarter of 2001, our increase in net interest income did not keep pace with our overall asset growth. Our percentage growth in net interest income of 11.8%, as compared with the same period in 2001, and a decrease in our loan loss provision in the amount of $75,000 were primarily offset by a decrease in non-interest income of 8.4% and an increase in non-interest expenses of 17.6%. Our expense growth included the costs of new branches, additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they are initially a drag on earnings.

Net Interest Income. During the first three months of 2002, our net interest income increased by $379,000 or 11.8% to $3.6 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic decline in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $109.8 million, or 29.7%, during the first three months of 2002 as compared to the same period in 2001. Our average yield on total interest-earning assets decreased by 243 basis points from 8.72% to 6.29%. Our average total interest-bearing liabilities increased by $105.8 million, or 32.3%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 227 basis points from 5.92% to 3.65%. For the three months ended March 31, 2002, our net interest spread was 2.70% and our net interest margin was 3.13%. For the three months ended March 31, 2001, our net interest spread was 2.81% and our net interest margin was 3.48%.

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2002 was $360,000, representing a decrease of $75,000 from the $435,000 provision we made for the three months ended March 31, 2001. We have continued to increase the level of our allowance for loan losses in response to the continued growth in our loan portfolio. We have decreased our provision during the current three-month period because of the lower level of net loan charge-offs, which totaled $67,000 during the three months ended March 31, 2002, down from $208,000 during the three months ended March 31, 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .01% for the three months ended March 31, 2002 as compared with ..07% for the three months ended March 31, 2001.

Non-Interest Income. For the first three months of 2002, non-interest income decreased by $70,000 or 8.4% to $762,000 from $832,000 for the same period the prior year. Although the core non-interest income components increased $120,000 or 18.7% during the first three months of 2002, the same period in 2001 included non-recurring income of $190,000 from an interest rate floor contract. Increases for the three months ended March 31, 2002 include an increase of $58,000, or 30.7%, in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $73,000, or 128.1%, in other operational income.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth, we have consistently seen increases in every major component of our non-interest expenses. For the three months ended March 31, 2002, our non-interest expense increased $470,000, or 17.6%. Salary and employee benefit expense increased $280,000, or 20.9%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our lines of business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $76,000, or 15.5%. Other expenses increased $114,000, or 13.5%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the three months ended March 31, 2002, on an annualized basis, our ratio of non-interest expenses to average total assets improved to 2.47% as compared with 2.74% for the same three months in 2001.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.4% and 37.7%, respectively, for the three months ended March 31, 2002 and 2001. The decline in the effective rate for the current period principally results from a higher level of investment in federally issued debt instruments that are not subject to state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company's primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $124.4 million at March 31, 2002 compared to $107.0 million at December 31, 2001. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $26.0 million and $37.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have the ability to borrow up to $85.3 million from the Federal Home Loan Bank of Atlanta, with $35.0 million outstanding at March 31, 2002 and the ability to borrow up to $102.2 million from the Federal Reserve Bank of Richmond, with no outstanding balances at March 31, 2002. During the first quarter of 2002 we successfully completed a trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. These debt obligations also supplement our regulatory capital. At March 31, 2002, our outstanding commitments to extend credit consisted of loan commitments of $28.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $31.3 million, $43.4 million and $10.5 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our five-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 68% of our total deposits at March 31, 2002, up from 66% at December 31, 2001. Certificates of deposit of $100,000 or more represented 30% of our total deposits at March 31, 2002 and 28% at December 31, 2001. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise comes from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large time deposits are generally considered rate sensitive. Exclusive of the brokered and other wholesale deposits, however, we believe a substantial portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At March 31, 2002, our capital to average asset ratio was 8.3%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2002 was 12.7%.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 One report on Form 8-K was filed by the Company during the quarter ended March 31, 2002. This report was filed on January 2, 2002 to announce both that the Company's securities will be listed under the symbol "SCMF" on The Nasdaq National Market and the retirement of C. J. "Pete" Ramey, Chairman of Southern Community Financial Corporation and Southern Community Bank and Trust. F. Scott Bauer will become Chairman, remaining Chief Executive Officer and President of Southern Community Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SOUTHERN COMMUNITY FINANCIAL CORPORATION



Date:  May 14, 2002   By: /s/ F. Scott Bauer
                          -----------------------------------------------------
                          F. Scott Bauer
                          President and Chief Executive Officer



Date:  May 14, 2002   By: /s/ Richard M. Cobb
                          -----------------------------------------------------
                          Richard M. Cobb
                          Executive Vice President and Chief Financial Officer