Form 10-Q
period 2002-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2002-08-14
CIK 1159427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                   For the transition period ended____________


                        COMMISSION FILE NUMBER 000-33227

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                    ----------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             North Carolina                                 56-2270620
----------------------------------------   ---------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


         4701 Country Club Road
     Winston-Salem, North Carolina                     27104
----------------------------------------   ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 2002, (the most recent practicable date), the registrant had outstanding 8,375,082 shares of Common Stock, no par value.


                                                                                                           Page No.
                                                                                                           --------
PART I.       FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001..............................................          3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2002 and 2001.........................          4

                  Consolidated Statements of Stockholders' Equity
                  Six Months Ended June 30, 2002 and 2001 .........................................          5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001..........................................          6

                  Notes to Consolidated Financial Statements.......................................          7

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..        15

ITEM 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................         19

PART II.      OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of Security Holders......................         20

                  Item 6. Exhibits and Reports on Form 8-K.........................................         20

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              June 30, 2002         December 31,
                                                                               (Unaudited)              2001*
                                                                           ------------------    ------------------
                                                                                    (Amounts in thousands,
ASSETS                                                                                except share data)

Cash and due from banks                                                    $           16,240    $           18,878
Federal funds sold                                                                     14,743                22,926
Investment securities (Note 3)
   Available for sale, at fair value                                                   86,926                30,678
   Held to maturity, at amortized cost                                                 25,892                34,529

Loans (Note 4)                                                                        401,686               360,288
Allowance for loan losses (Note 4)                                                     (5,976)               (5,400)
                                                                           ------------------    ------------------

                                                              Net Loans               395,710               354,888

Bank premises and equipment (Note 5)                                                   14,366                12,111
Other assets                                                                           11,040                 7,210
                                                                           ------------------    ------------------

                                                           Total Assets    $          564,917    $          481,220
                                                                           ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits:
   Demand                                                                  $           37,638    $           36,202
   Money market and NOW                                                               102,073                95,904
   Time (Note 6)                                                                      296,690               260,745
                                                                           ------------------    ------------------

                                                         Total Deposits               436,401               392,851

Short-term borrowings (Note 7)                                                         45,000                19,980
Long-term debt (Note 7)                                                                20,000                25,000
Convertible Junior Subordinated Debentures                                             17,250                     -
Other liabilities                                                                       2,108                   938
                                                                           ------------------    ------------------

                                                      Total Liabilities               520,759               438,769
                                                                           ------------------    ------------------

Stockholders' Equity (Note 10)
   Common stock, no par value, 30,000,000 shares authorized;
     8,375,082 and 8,354,990 shares issued and outstanding                             40,367                40,285
   Retained earnings                                                                    2,590                 1,362
   Accumulated other comprehensive income                                               1,201                   804
                                                                           ------------------    ------------------

                                             Total Stockholders' Equity                44,158                42,451
                                                                           ------------------    ------------------
Commitments (Notes 4 and 5)
                                                  Total Liabilities and
                                                   Stockholders' Equity    $          564,917    $          481,220
                                                                           ==================    ==================

* Derived from audited financial statements


See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          -------------------------     ---------------------------
                                                             2002           2001            2002           2001
                                                          -----------    ----------     -----------     ----------
                                                                (Amounts in thousands, except per share data)
Interest Income
   Loans                                                  $     6,291    $    6,632     $    12,221     $    13,508
   Investment securities available for sale                     1,163           605           2,006           1,233
   Investment securities held to maturity                         690           385           1,411             682
   Federal funds sold                                              21           198              70             464
                                                          -----------    ----------     -----------     -----------

                            Total Interest Income               8,165         7,820          15,708          15,887
                                                          -----------    ----------     -----------     -----------

Interest Expense
   Money market and NOW deposits                                  366           549             691           1,116
   Time deposits                                                2,807         4,090           5,784           8,259
   Borrowings                                                     855           112           1,494             220
                                                          -----------    ----------     -----------     -----------

                           Total Interest Expense               4,028         4,751           7,969           9,595
                                                          -----------    ----------     -----------     -----------

                              Net Interest Income               4,137         3,069           7,739           6,292

Provision for Loan Losses (Note 4)                                420           440             780             875
                                                          -----------    ----------     -----------     -----------

                        Net Interest Income After
                        Provision for Loan Losses               3,717         2,629           6,959           5,417
                                                          -----------    ----------     -----------     -----------

Non-Interest Income (Note 8)                                      883         1,001           1,645           1,833
                                                          -----------    ----------     -----------     -----------

Non-Interest Expense
   Salaries and employee benefits                               1,748         1,336           3,367           2,675
   Occupancy and equipment                                        640           506           1,206             996
   Other (Note 8)                                               1,184           896           2,145           1,743
                                                          -----------    ----------     -----------     -----------

                       Total Non-Interest Expense               3,572         2,738           6,718           5,414
                                                          -----------    ----------     -----------     -----------

                       Income Before Income Taxes               1,028           892           1,886           1,836

Income Tax Expense                                                354           285             658             641
                                                          -----------    ----------     -----------     -----------

                                       Net Income         $       674    $      607     $     1,228     $     1,195
                                                          ===========    ==========     ===========     ===========

Net Income Per Share (Note 10)
   Basic                                                  $       .08    $      .07     $       .15     $       .15
   Diluted                                                        .08           .07             .14             .14

Weighted Average Shares Outstanding
   Basic                                                    8,375,082     8,337,312       8,368,576       8,237,304
   Diluted                                                  8,679,652     8,640,242       8,727,365       8,601,209

See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------



                                                                                               Accumulated
                                                        Common Stock      Additional              Other            Total
                                                 ----------------------     Paid-in   Retained Comprehensive   Stockholders'
                                                  Shares        Amount      Capital   Earnings    Income         Equity
                                                 --------    ----------     --------  ---------  --------       -------------
                                                                      (Amounts in thousands, except share data)
Balance at December 31, 2001                     8,354,990     $40,285     $    --     $1,362     $  804         $42,451

Comprehensive income:
  Net income                                            --          --          --      1,228         --           1,228
  Other comprehensive income:
    Net increase in fair value of securities
      available for sale, net of tax                    --          --          --         --        258             258
    Net increase in fair value on cash
      flow hedging activities, net of tax               --          --          --         --        139             139
                                                                                                                 -------

        Total comprehensive income                                                                                 1,625
                                                                                                                 -------

Common stock issued pursuant to:
  Stock options exercised                           20,092          82          --         --         --              82
                                                 ---------     -------     -------     ------     ------         -------

Balance at June 30, 2002                         8,375,082     $40,367     $    --     $2,590     $1,201         $44,158
                                                 =========     =======     =======     ======     ======         =======



Balance at December 31, 2000                     7,595,979     $18,990     $15,766     $1,883     $  311         $36,950

Comprehensive income:
  Net income                                            --          --          --      1,195         --           1,195
  Other comprehensive income:
    Net increase in fair value of securities
      available for sale, net of tax                    --          --          --         --        215             215
                                                                                                                 -------

        Total comprehensive income                                                                                 1,410
                                                                                                                 -------

Common stock issued pursuant to:
    Sale of common stock                           344,118         860       1,951         --         --           2,811

    Stock options exercised                            200           1           1         --         --               2
                                                 ---------     -------     -------     ------     ------         -------

Balance at June 30, 2001                         7,940,297     $19,851     $17,718     $3,078     $  526         $41,173
                                                 =========     =======     =======     ======     ======         =======


See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -----------------------------------
                                                                                     2002               2001
                                                                               ----------------    ---------------
                                                                                        (Amounts in thousands)
Cash Flows from Operating Activities
   Net income                                                                      $  1,228         $  1,195
   Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation and amortization                                                   600              482
        Provision for loan losses                                                       780              875
        Gain on sale of securities available for sale                                   (69)              --
        Gain on sale of bank premises and equipment                                      (3)              --
        Gain on sale of foreclosed assets                                               (19)              --
        Changes in assets and liabilities:
           Decrease in other assets                                                  (3,968)          (3,113)
           Increase (decrease) in other liabilities                                   1,170             (484)
                                                                                   --------         --------

                                      Net Cash Used by Operating Activities            (281)          (1,045)
                                                                                   --------         --------

Cash Flows from Investing Activities
   Decrease in federal funds sold                                                     8,183           18,051
   Purchases of:
      Available-for-sale investment securities                                      (79,619)              --
      Held-to-maturity investment securities                                         (8,251)         (31,311)
   Proceeds from maturities and calls of:
      Available-for-sale investment securities                                        2,636            3,364
      Held-to-maturity investment securities                                         16,886            3,160
   Proceeds from sales of available-for-sale securities                              21,220               --
   Net increase in loans                                                            (41,771)         (35,284)
   Purchases of bank premises and equipment                                          (2,838)          (1,537)
   Proceeds from disposal of bank premises and equipment                                  3               --
   Proceeds from sale of foreclosed assets                                              292               --
                                                                                   --------         --------

                                      Net Cash Used by Investing Activities         (83,259)         (43,557)
                                                                                   --------         --------

Cash Flows from Financing Activities
   Net increase in deposits                                                          43,550           30,851
   Net increase in short-term borrowings                                             25,020           14,000
   Net decrease in long-term debt                                                    (5,000)              --
   Proceeds from issuance of convertible debentures                                  17,250               --
   Net proceeds from issuance of common stock                                            82            2,813
                                                                                   --------         --------

                                  Net Cash Provided by Financing Activities          80,902           47,664
                                                                                   --------         --------

                         Net Increase (Decrease) in Cash and Due From Banks          (2,638)           3,062

Cash and Due From Banks, Beginning of Year                                           18,878           11,197
                                                                                   --------         --------

                                       Cash and Due From Banks, End of Year        $ 16,240         $ 14,259
                                                                                   ========         ========


See accompanying notes.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its subsidiaries, Southern Community Capital Trust I, an issuer of the Company's Convertible Trust Preferred Securities and Southern Community Bank and Trust and its wholly owned subsidiaries, Southern Credit Services, Inc., which is engaged in the business of accounts receivable financing, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, LLC, the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Southern Community Financial Corporation (the "Company"), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - COMPREHENSIVE INCOME (CONTINUED)

The components of comprehensive income and related tax effects are as follows:


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                     (Amounts in thousands)

Net income                                     $         674     $         607     $       1,228     $        1,195
                                               -------------     -------------     -------------     --------------

Other comprehensive income:
   Securities available for sale:
     Reclassification of gains recognized in
       net income                                        (69)                -               (69)                 -
     Unrealized holding gains (losses) on
       available for sale securities                   1,692              (217)              501                350

     Tax effect                                         (633)               83              (174)              (135)
                                               -------------     -------------     -------------     --------------

     Net of tax amount                                   990              (134)              258                215
                                               -------------     -------------     -------------     --------------

   Cash flow hedging activities:
     Unrealized holding gains on cash flow
       hedging activities                                226                 -               226                  -

       Tax effect                                        (87)                -               (87)                 -
                                               -------------     -------------     -------------     --------------

       Net of tax amount                                 139                 -               139                  -
                                               -------------     -------------     -------------     --------------

         Total other comprehensive income              1,129              (134)              397                215
                                               -------------     -------------     -------------     --------------

Comprehensive income                           $       1,803     $         473     $       1,625     $        1,410
                                               =============      ============     =============     ==============


NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:


                                                                       Gross             Gross
                                                    Amortized       Unrealized        Unrealized         Market
                                                      Cost             Gains            Losses            Value
                                                 -------------     -------------    -------------     -------------
JUNE 30, 2002                                                           (Amounts in thousands)
     Securities available for sale:
     U.S. Government agencies                    $      39,426     $       1,142    $           -     $      40,568
     Mortgage-backed securities                         42,180               599                -            42,779
     Other                                               3,579                 -                -             3,579
                                                 -------------     -------------    -------------     -------------
                                                 $      85,185     $       1,741    $           -     $      86,926
                                                 =============     =============    =============     =============

   Securities held to maturity:
     U.S. Government agencies                    $      25,000     $         510    $           -     $      25,510
     Mortgage-backed                                       641                30                -               671
     Municipal                                             251                 2                -               253
                                                 -------------     -------------    -------------     -------------
                                                 $      25,892     $         542    $           -     $      26,434
                                                 =============     =============    =============     =============

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 3 - INVESTMENT SECURITIES (CONTINUED)


                                                                       Gross             Gross
                                                    Amortized       Unrealized        Unrealized         Market
                                                      Cost             Gains            Losses            Value
                                                 -------------     -------------    -------------     -------------
DECEMBER 31, 2001                                                      (Amounts in thousands)
Securities available for sale:
     U.S. Government agencies                    $      22,172     $       1,162    $           -     $      23,334
     Mortgage-backed                                     4,271               147                -             4,418
     Other                                               2,926                 -                -             2,926
                                                 -------------     -------------    -------------     -------------

                                                 $      29,369     $       1,309    $           -     $      30,678
                                                 =============     =============    =============     =============

   Securities held to maturity:
     U.S. Government agencies                    $      33,500     $         664    $           2     $      34,162
     Mortgage-backed                                     1,029                34                -             1,063
                                                 -------------     -------------    -------------     -------------

                                                 $      34,529     $         698    $           2     $      35,225
                                                 =============     =============    =============     =============


NOTE 4 - LOANS

Following is a summary of loans at each of the balance sheet dates presented:


                                                                         At June 30,            At December 31,
                                                                  -----------------------   -----------------------
                                                                            2002                     2001
                                                                  -----------------------   -----------------------
                                                                                 Percent                   Percent
                                                                    Amount      of Total      Amount      of Total
                                                                  -----------  ----------   ----------  -----------
                                                                                (Amounts in thousands)

Residential mortgage loans                                        $   102,599       25.5%   $  105,357        29.2%
Commercial mortgage loans                                             126,748       31.6%       89,354        24.8%
Construction loans                                                     65,183       16.2%       61,558        17.1%
Commercial and industrial loans                                        77,856       19.4%       77,820        21.6%
Loans to individuals                                                   29,300        7.3%       26,199         7.3%
                                                                  -----------  ----------   ----------  -----------

Subtotal                                                              401,686      100.0%      360,288       100.0%
                                                                               ==========               ===========

Less:  Allowance for loan losses                                        5,976                    5,400
                                                                  -----------               ----------

Net loans                                                         $   395,710               $  354,888
                                                                  ===========               ==========

Loan commitments at June 30, 2002 include commitments to extend credit of $32.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $32.5 million, $32.4 million and $10.9 million, respectively.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 4 - LOANS (CONTINUED)

An analysis of the allowance for loan losses is as follows:


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                     (Amounts in thousands)

Balance at beginning of period                 $       5,693     $       4,510     $       5,400     $        4,283
                                               -------------     -------------     -------------     --------------

Provision charged to operations                          420               440               780                875
                                               -------------     -------------     -------------     --------------

Charge-offs                                             (146)             (197)             (245)              (423)
Recoveries                                                 9                 8                41                 26
                                               -------------     -------------     -------------     --------------

Net charge-offs                                         (137)             (189)             (204)              (397)
                                               -------------     -------------     -------------     --------------

Balance at end of period                       $       5,976     $       4,761     $       5,976     $        4,761
                                               =============     =============     =============     ==============


NOTE 5 - COMMITMENTS TO ACQUIRE PROPERTY AND EQUIPMENT

The Company has committed to the construction of a new corporate headquarters. The new headquarters will be a 27,000 square foot facility to be built at a construction cost to the Company of approximately $2.8 million on land for which the Company paid $400,000, and will be located at 4605 Country Club Road, Winston-Salem, North Carolina. As of June 30, 2002, the Company has paid $1.4 million of this contract with estimated completion in the fourth quarter of 2002.


NOTE 6 - TIME DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $135.3 million and $111.5 million at June 30, 2002 and December 31, 2001, respectively.


NOTE 7 - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta outstanding at June 30, 2002 and December 31, 2001 are as follows:

                                                   Interest                June 30,              December 31,
                    Maturity                         Rate                    2002                    2001
              ---------------------            -------------           -----------------        ----------------
                                                                                  (Amounts in thousands)
              July 11, 2002                           4.15%            $          10,000        $         10,000
              June 6, 2003                            4.84%                       10,000                  10,000
              June 1, 2004                            5.35%                       10,000                  10,000
              September 19, 2011                      4.43%                        5,000                   5,000
              May 7, 2007                             4.09%                        5,000                       -
                                                                       -----------------        ----------------

                                                                       $          40,000        $         35,000
                                                                       =================        ================


                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 7 - BORROWINGS (CONTINUED)

In addition to the above advances, the Bank has lines of credit of $27.0 million from various correspondent banks to purchase federal funds sold on a short-term basis, with no outstanding balance at June 30, 2002, and $100.0 million in available line of credit under repurchase agreements, with $25.0 million outstanding at June 30, 2002.

Aggregate borrowings at June 30, 2002 amounted to $65.0 million, including $45.0 million that is due within one year and classified as short-term borrowings and $20.0 million due after one year that is classified as long-term debt in the accompanying balance sheet.

Under collateral agreements with the Federal Home Loan Bank at June 30, 2002, advances are secured both by loans with a market value of $52.7 million and pledged investment securities with a market value of $51.6 million.

In February of 2002, the Company issued 1,725,000 shares of Cumulative Convertible Junior Subordinated Debentures, generating total proceeds of $17.3 million. These debentures have a distribution rate of 7.25% per annum payable at the end of each calendar quarter.


NOTE 8 - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income are as follows:


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                     (Amounts in thousands)
Service charges and fees on deposit accounts   $         286     $         216     $         533     $          405
Income from mortgage operations                          202               311               415                529
Investment brokerage fees                                 49                38                83                 67
SBIC management fees                                     138               138               276                287
Income from derivative                                     -               193                 -                383
Other                                                    208               105               338                162
                                               -------------     -------------     -------------     --------------

                                               $         883     $       1,001     $       1,645     $        1,833
                                               =============     =============     =============     ==============

The major components of other non-interest expense are as follows:


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                     (Amounts in thousands)

Postage, printing and office supplies          $          86     $          85     $         158     $          184
Advertising and promotion                                116               132               275                257
Data processing and other outsourced services            329               292               604                491
Professional services                                     59                65               118                138
Other                                                    594               322               990                673
                                               -------------     -------------     -------------     --------------

                                               $       1,184     $         896     $       2,145     $        1,743
                                               =============     =============     =============     ==============

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 9 - NONPERFORMING ASSETS

The table sets forth, for the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.


                                                                          June 30,       December 31,
                                                                            2002              2001
                                                                       -------------     --------------
                                                                           (Amounts in thousands)

Nonaccrual loans                                                       $       1,025     $          894
Restructured loans                                                                 -                  -
                                                                       -------------     --------------
        Total nonperforming loans                                              1,025                894
Real estate owned                                                                248                347
                                                                       -------------     --------------

        Total nonperforming assets                                     $       1,273     $        1,241
                                                                       =============     ==============

Accruing loans past due 90 days or more                                $          27     $            -
Allowance for loan losses                                                      5,976              5,400
Nonperforming loans to period end loans                                         .26%               .25%
Allowance for loan losses to period end loans                                  1.49%              1.51%
Nonperforming assets to total assets                                            .23%               .26%


NOTE 10 - NET INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2001. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------

Weighted average number of common shares
   used in computing basic net
   income per share                                8,375,082         8,337,312         8,368,576          8,237,304

Effect of dilutive stock options                     304,570           302,930           358,789            363,905
                                               -------------     -------------     -------------     --------------

Weighted average number of common shares
  and dilutive potential common
  shares used in computing
   diluted net income per share                    8,679,652         8,640,242         8,727,365          8,601,209
                                               =============     =============     =============     ==============

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 11 - DERIVATIVES

The Company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At June 30, 2002, derivatives with a total notional value of $50.0 million, with terms ranging up to three years, were outstanding.

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

The following table sets forth certain information concerning Southern Community Financial Corporation's interest rate swaps at June 30, 2002:


                       Type                                                    Notional Amount
         -----------------------------------                                   ---------------
                                                                             (Amounts in thousands)
         Receive fixed swaps                                                   $            50,000
         Receive rate                                                                        6.44%
         Pay rate                                                                            4.75%
         Fair value                                                            $               226

               Year-to-date Activity
         -----------------------------------

         Balance, December 31, 2001                                            $                 -
         Additions                                                                          50,000
         Maturities/amortizations                                                                -
                                                                               -------------------
         Balance, June 30, 2002                                                $            50,000
                                                                               ===================

                 Maturity Schedule
         -----------------------------------

         One to five years                                                     $            50,000

The $50.0 million notional amount of derivatives used in interest rate risk management are used to hedge prime-based rate commercial loans. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At June 30, 2002, the Company's interest rate swaps reflected an unrealized gain of $226,000.

                    SOUTHERN COMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 11 - DERIVATIVES (CONTINUED)

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company. At June 30, 2002, the Company had no indexed amortizing swaps outstanding.

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


           FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

During the six-month period ending June 30, 2002, our total assets increased by $83.7 million, or 17.4%, to $564.9 million. This asset growth was driven by funding growth, as deposits increased $43.6 million, or 11.1%. In addition, during the six-month period ending June 30, 2002, we successfully completed a public offering of trust preferred securities, generating $17.3 million in the form of Convertible Junior Subordinated Debentures. Short-term borrowings and long-term debt combined rose $20.0 million to a total of $65.0 million at period end.

Consistent with prior periods, a substantial portion of our growth in funding has been deployed to satisfy strong loan demand. At June 30, 2002, loans totaled $401.7 million, an increase of $41.4 million or 11.5% during the six months. This growth was spread primarily to our commercial mortgage loans, which increased by $37.4 million, or 41.8%. We also generated growth of $3.6 million and $3.1 million, respectively, in construction loans and consumer loans. Offsetting this growth was a moderate decrease among our residential mortgage loans, which decreased $2.7 million, or 2.6%.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $36.8 million during the six months, to $143.8 million at June 30, 2002 versus $107.0 million at the beginning of the period. Our composition of liquid assets has shifted to take advantage of the more favorable interest rates that are being paid on investment securities as compared to overnight investments. We decreased our investment in federal funds sold from $22.9 million at December 31, 2001 to $14.7 million at June 30, 2002. We have chosen to invest more heavily in investment securities available for sale, which we increased by $56.2 million to $86.9 million at June 30, 2002 versus $30.7 million at December 31, 2001. As a result of the activity during the period, our portfolio of held to maturity investments declined from $34.5 million to $25.9 million.

Customer deposits continue to be our primary funding source for the institution. At June 30, 2002, deposits totaled $436.4 million, an increase of $43.6 million or 11.1% from year-end 2001. In February of 2002, we completed our trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. We also increased our short-term borrowings from both an increase in repurchase lines of credit in the amount of $15.0 million and current portions of long-term debt in the amount of $10.0 million. We will utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At June 30, 2002, our stockholders' equity totaled $44.2 million, an increase of $1.7 million from the December 31, 2001 balance. Increases included net income from operations during the period of $1.2 million, proceeds from the issuance of common stock in the amount of $82,000, net unrealized gains on investment securities available for sale of $258,000, net of tax, and unrealized gains on cash flow hedging activities in the amount of $139,000, net of tax. Our regulatory capital was supplemented during the period by issuance of the Convertible Junior Subordinated Debentures discussed above.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income. Our net income for the three months ended June 30, 2002 was $674,000, an increase of $67,000 from the same three-month period in 2001. Net income per share was $.08 basic and diluted for the three months ended June 30, 2002, as compared with $.07 basic and diluted for the same period in 2001. We have continued to experience strong growth, with total assets averaging $543.6 million during the current three-month period as compared to $409.0 million in the prior period, an increase of 32.9%. In an environment of stable interest rates, our interest rate spread and net yield on average interest-earning assets increased 33 basis points and 3 basis points, respectively. Our percentage growth in net interest income of 34.8%, as compared with the same period in 2001, and a decrease in our loan loss provision in the amount of $20,000 were primarily offset by a decrease in non-interest income of 11.8% and an increase in non-interest expenses of 30.5%. Our expense growth included the costs of new branches, additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they initially create a drag on earnings.

Net Interest Income. During the three months ended June 30, 2002, our net interest income increased by $1.1 million or 34.8% to $4.1 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic decline in interest rates. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $130.4 million, or 33.7%, during the three months ended June 30, 2002 as compared to the same period in 2001. Our average yield on total interest-earning assets decreased by 177 basis points from 8.10% to 6.33%. Our average total interest-bearing liabilities increased by $122.7 million, or 36.0%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 210 basis points from 5.59% to 3.49%. For the three months ended June 30, 2002, our net interest spread was 2.84% and our net interest margin was 3.21%. For the three months ended June 30, 2001, our net interest spread was 2.51% and our net interest margin was 3.18%.

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2002 was $420,000, representing a decrease of $20,000 from the $440,000 provision we made for the three months ended June 30, 2001. We have continued to increase the level of our allowance for loan losses in response to the continued growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have decreased our provision during the current three-month period in part because of the lower level of net loan charge-offs, which totaled $137,000 during the three months ended June 30, 2002, down from $189,000 during the three months ended June 30, 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was ..14% and .25% for the three months ended June 30, 2002 and 2001, respectively. At June 30, 2002, nonaccrual loans aggregated $1.0 million, while the allowance for loan losses stood at $6.0 million. We believe that the allowance is adequate to absorb losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2002, non-interest income decreased by $118,000 or 11.8% to $883,000 from $1.0 million for the same period the prior year. Although the core non-interest income components increased $6,000 and there were gains on sales of investment securities of $69,000 during the three months ended June 30, 2002, the same period in 2001 included non-recurring income of $193,000 from an interest rate floor contract. Increases for the three months ended June 30, 2002 include an increase of $70,000, or 32.4%, in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $103,000 in other operational income.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended June 30, 2002, our non-interest expense increased $834,000, or 30.5%. Salaries and employee benefit expense increased $412,000, or 30.8%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $134,000, or 26.5%. Other expenses increased $288,000, or 32.1%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the three months ended June 30, 2002, on an annualized basis, our ratio of non-interest expenses to average total assets improved to 2.63% as compared with 2.68% for the same three months in 2001.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.4% and 32.0%, respectively, for the three months ended June 30, 2002 and 2001.


      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income. Our net income for the six months ended June 30, 2002 was $1.2 million, an increase of $33,000 from the same six-month period in 2001. Net income per share was $.15 basic and $.14 diluted for both the six months ended June 30, 2002 and 2001. We have continued to experience strong growth, with total assets averaging $526.4 million during the current six-month period as compared to $400.2 million in the prior period, an increase of 31.5%. Because of the downward trend in interest rates from period to period, resulting in dramatically lower yields during the current six month period as compared with the same period in 2001, our increase in net interest income did not keep pace with our overall asset growth. Our percentage growth in net interest income of 23.0%, as compared with the same period in 2001, and a decrease in our loan loss provision in the amount of $95,000 were primarily offset by a decrease in non-interest income of 10.3% and an increase in non-interest expenses of 24.1%. Our expense growth included the costs of new branches, additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they initially create a drag on earnings.

Net Interest Income. During the six months ended June 30, 2002, our net interest income increased by $1.5 million or 23.0% to $7.7 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic decline in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $120.1 million, or 31.7%, during the first six months of 2002 as compared to the same period in 2001. Our average yield on total interest-earning assets decreased by 211 basis points from 8.46% to 6.35%. Our average total interest-bearing liabilities increased by $114.2 million, or 34.2%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 221 basis points from 5.79% to 3.58%. For the six months ended June 30, 2002, our net interest spread was 2.77% and our net interest margin was 3.13%. For the six months ended June 30, 2001, our net interest spread was 2.67% and our net interest margin was 3.35%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2002 was $780,000, representing a decrease of $95,000 from the $875,000 provision we made for the six months ended June 30, 2001. We have continued to increase the level of our allowance for loan losses in response to the continued growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have decreased our provision during the current six-month period in part because of the lower level of net loan charge-offs, which totaled $204,000 during the six months ended June 30, 2002, down from $397,000 during the six months ended June 30, 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was ..11% and .26% for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, nonaccrual loans aggregated $1.0 million, while the allowance for loan losses stood at $6.0 million. We believe that the allowance is adequate to absorb losses inherent in our loan portfolio.

Non-Interest Income. For the six months ended June 30, 2002, non-interest income decreased by $188,000 or 10.3% to $1.6 million from $1.8 million for the same period the prior year. Although the core non-interest income components increased $126,000 and there were gains on sales of investment securities of $69,000 during the six months ended

June 30, 2002, the same period in 2001 included non-recurring income of $383,000 from an interest rate floor contract. Increases for the six months ended June 30, 2002 include an increase of $128,000, or 31.6%, in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $176,000 in other operational income.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth, we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2002, our non-interest expense increased $1.3 million, or 24.1%. Salaries and employee benefit expense increased $692,000, or 25.9%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $210,000, or 21.1%. Other expenses increased $402,000, or 23.1%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the six months ended June 30, 2002, on an annualized basis, our ratio of non-interest expenses to average total assets improved to 2.55% as compared with 2.71% for the same six months in 2001.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.9% for both of the six-month periods ending June 30, 2002 and 2001.


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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $143.8 million at June 30, 2002 compared to $107.0 million at December 31, 2001. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $27.0 million and $100.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have the ability to borrow up to $104.3 million from the Federal Home Loan Bank of Atlanta, with $40.0 million outstanding at June 30, 2002 and the ability to borrow up to $102.5 million from the Federal Reserve Bank of Richmond, with no outstanding balances at June 30, 2002. During the second quarter of 2002 we successfully completed a trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. This subordinated debt obligation also supplements our regulatory capital. At June 30, 2002, our outstanding commitments to extend credit consisted of loan commitments of $32.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $32.5 million, $32.4 million and $10.9 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our five-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 68% of our total deposits at June 30, 2002, up from 66% at December 31, 2001. Certificates of deposit of $100,000 or more represented 31% of our total deposits at

June 30, 2002 and 28% at December 31, 2001. A portion of these deposits is controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large time deposits are generally considered rate sensitive, however, we believe a substantial portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At June 30, 2002, our capital to average asset ratio was 8.3%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2002 was 12.5%.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of the Shareholders was held on April 25, 2002. Of 8,354,990 shares entitled to vote at the meeting, 6,713,094 shares voted. The following matters were voted on at the meeting:

PROPOSAL 1:       To elect five members of the Board of Directors for a
                  three-year term or until a successor has been elected and qualified at the Annual Meeting of Shareholders in 2005, to elect one director for a two-year term or until a successor has been elected and qualified at the Annual Meeting of Shareholders in 2004, and to elect one director for a one-year term or until a successor has been elected and qualified at the Annual Meeting of Shareholders in 2003. Votes for each nominee were as follows:

                           Name                                 For                      Withheld
                           ----                                 ---                      --------
                  Three-year term:
                    Nolan G. Brown                           6,664,327                    48,767
                    Richard M. Cobb                          6,678,972                    34,122
                    Billy D. Prim                            6,656,934                    56,160
                    Annette Y. Scippio                       6,662,137                    50,957
                    Anthony H. Watts                         6,638,751                    74,343

                  Two-year term:
                    Jeff T. Clark                            6,676,900                    36,194

                  One-year term:
                    James G. Chrysson                        6,679,305                    33,789

                  The following directors continue in office after the meeting:
                  Don G. Angell, Sr., Matthew G. Gallins, Dianne Neal, Durward
                  A. Smith, Jr., Dr. William G. Ward, Jr., and F. Scott Bauer.

PROPOSAL 2:       The ratification of the appointment of Dixon Odom PLLC as the independent auditor for the Company for the fiscal year ending
                  December 31, 2002.

                                For                           Against                          Abstain
                           --------------                  ------------                   ----------------
                             6,640,440                        19,028                      53,626


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 One report on Form 8-K was filed by the Company during the quarter ended June 30, 2002. This report was filed on April 25, 2002 to report election results from the Annual Meeting of Shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SOUTHERN COMMUNITY FINANCIAL CORPORATION



Date:  August 13, 2002    By: /s/ F. Scott Bauer
                              -------------------------------------------------
                              F. Scott Bauer
                              Chairman and Chief Executive Officer



Date:  August 13, 2002    By: /s/ Richard M. Cobb
                              -------------------------------------------------
                              Richard M. Cobb
                              Executive Vice President, Chief Operating Officer and Chief Financial Officer


                                  CERTIFICATION


The undersigned hereby certifies that, to his knowledge, (I) the Form 10-Q filed by Southern Community Financial Corporation (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (II) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.


                    SOUTHERN COMMUNITY FINANCIAL CORPORATION



Date:  August 13, 2002  By: /s/ F. Scott Bauer
                            --------------------------------------------------
                            F. Scott Bauer
                            Chairman and Chief Executive Officer



Date:  August 13, 2002  By: /s/ Richard M. Cobb
                            --------------------------------------------------
                            Richard M. Cobb
                            Executive Vice President, Chief Operating Officer and Chief Financial Officer