Form 10-Q
period 2002-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2002-11-15
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[✓]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-33227

Southern Community Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2270620 (I.R.S. Employer Identification No.)

4701 Country Club Road Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

Registrant’s telephone number, including area code (336) 768-8500

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value

7.25% Convertible Junior Subordinated Debentures

Guarantee with respect to 7.25% Convertible Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

         As of September 30, 2002, (the most recent practicable date), the registrant had outstanding 8,375,082 shares of Common Stock, no par value.

Page No.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2002 and 2001	4

Consolidated Statements of Stockholders’ Equity Nine Months Ended September 30, 2002 and 2001	5

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 - Controls and Procedures	19

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	20

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001*
	(Unaudited)

	(Amounts in thousands,
	except share data)
Assets

Cash and due from banks	$15,758	$18,878

Federal funds sold	10,883	22,926

Investment securities (Note 3)

Available for sale, at fair value	105,864	30,678

Held to maturity, at amortized cost	31,776	34,529

Loans (Note 4)	410,578	360,288

Allowance for loan losses (Note 4)	(6,129)	(5,400)

Net Loans	404,449	354,888

Bank premises and equipment (Note 5)	15,127	12,111

Other assets	11,221	7,210

Total Assets	$595,078	$481,220

Liabilities And Stockholders’ Equity

Liabilities Deposits:

Demand	$40,619	$36,202

Money market and NOW	106,460	95,904

Time (Note 6)	301,129	260,745

Total Deposits	448,208	392,851

Short-term borrowings (Note 7)	25,000	19,980

Long-term debt (Note 7)	55,000	25,000

Convertible Junior Subordinated Debentures	17,250	—

Other liabilities	3,027	938

Total Liabilities	548,485	438,769

Stockholders’ Equity (Note 10) Common stock, no par value, 30,000,000 shares authorized; 8,375,082 and 8,354,990 shares issued and outstanding	40,367	40,285

Retained earnings	3,526	1,362

Accumulated other comprehensive income	2,700	804

Total Stockholders’ Equity	46,593	42,451

Commitments (Notes 4 and 5)
Total Liabilities and Stockholders’ Equity	$595,078	$481,220

•     Derived from audited financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Interest Income

Loans	$6,757	$6,617	$18,978	$20,125

Investment securities available for sale	1,431	625	3,437	1,805

Investment securities held to maturity	436	762	1,847	1,497

Federal funds sold	32	76	102	540

Total Interest Income	8,656	8,080	24,364	23,967

Interest Expense

Money market and NOW deposits	370	636	1,061	1,752

Time deposits	2,565	3,567	8,349	11,826

Borrowings	1,020	361	2,514	581

Total Interest Expense	3,955	4,564	11,924	14,159

Net Interest Income	4,701	3,516	12,440	9,808

Provision for Loan Losses (Note 4)	400	625	1,180	1,500

Net Interest Income After Provision for Loan Losses	4,301	2,891	11,260	8,308

Non-Interest Income (Note 8)	1,009	784	2,654	2,617

Non-Interest Expense

Salaries and employee benefits	2,102	1,493	5,469	4,168

Occupancy and equipment	636	529	1,842	1,525

Other (Note 8)	1,133	868	3,278	2,611

Total Non-Interest Expense	3,871	2,890	10,589	8,304

Income Before Income Taxes	1,439	785	3,325	2,621

Income Tax Expense	503	278	1,161	919

Net Income	$936	$507	$2,164	$1,702

Net Income Per Share (Note 10)

Basic	$.11	$.06	$.25	$.20

Diluted	.10	.06	.24	.19

Weighted Average Shares Outstanding

Basic	8,793,836	8,761,508	8,789,307	8,687,026

Diluted	9,069,622	9,038,393	9,070,110	8,965,797

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

		(Amounts in thousands, except share data)
Balance at December 31, 2001	8,354,990	$40,285	$—	$1,362	$804	$42,451

Comprehensive income:

Net income	—	—	—	2,164	—	2,164

Other comprehensive income:

Net increase in fair value of securities available for sale, net of tax	—	—	—	—	1,032	1,032

Net increase in fair value on cash flow hedging activities, net of tax	—	—	—	—	864	864

Total comprehensive income						4,060

Common stock issued pursuant to:

Stock options exercised	20,092	82	—	—	—	82

Balance at September 30, 2002	8,375,082	$40,367	$—	$3,526	$2,700	$46,593

Balance at December 31, 2000	7,595,979	$18,990	$15,766	$1,883	$311	$36,950

Comprehensive income:

Net income	—	—	—	1,702	—	1,702

Other comprehensive income:

Net increase in fair value of securities available for sale, net of tax	—	—	—	—	693	693

Total comprehensive income						2,395

Common stock issued pursuant to:

Sale of common stock	344,118	860	1,951	—	—	2,811

Stock options exercised	18,191	46	35	—	—	81

Balance at September 30, 2001	7,958,288	$19,896	$17,752	$3,585	$1,004	$42,237

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(Amounts in thousands)
Cash Flows from Operating Activities

Net income	$2,164	$1,702

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	956	737

Provision for loan losses	1,180	1,500

Gain on sale of securities available for sale	(69)	—

Gain on sale of bank premises and equipment	(3)	—

Gain on sale of foreclosed assets	(19)	—

Changes in assets and liabilities:

Increase in other assets	(3,452)	(2,186)

Increase (decrease) in other liabilities	2,089	(133)

Net Cash Provided by Operating Activities	2,846	1,620

Cash Flows from Investing Activities

Decrease in federal funds sold	12,043	17,916

Purchases of:

Available-for-sale investment securities	(111,771)	(2,061)

Held-to-maturity investment securities	(23,251)	(35,000)

Proceeds from maturities and calls of:

Available-for-sale investment securities	17,054	7,622

Held-to-maturity investment securities	26,000	11,996

Proceeds from sales of available-for-sale securities	21,220	—

Net increase in loans	(50,910)	(50,350)

Proceeds from termination of interest rate swap agreement	208	—

Purchases of bank premises and equipment	(3,922)	(2,158)

Proceeds from disposal of bank premises and equipment	3	—

Proceeds from sale of foreclosed assets	292	—

Increase in other assets	(641)	(2,000)

Net Cash Used by Investing Activities	(113,675)	(54,035)

Cash Flows from Financing Activities

Net increase in deposits	55,357	20,331

Net increase in short-term borrowings	5,020	1,000

Net increase in long-term debt	30,000	29,000

Proceeds from issuance of convertible debentures	17,250	—

Net proceeds from issuance of common stock	82	2,892

Net Cash Provided by Financing Activities	107,709	53,223

Net Increase (Decrease) in Cash and Due From Banks	(3,120)	808

Cash and Due From Banks, Beginning of Year	18,878	11,197

Cash and Due From Banks, End of Period	$15,758	$12,005

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its subsidiaries, Southern Community Capital Trust I, an issuer of the Company’s Convertible Trust Preferred Securities, and Southern Community Bank and Trust and its wholly owned subsidiaries, Southern Credit Services, Inc., which is engaged in the business of accounts receivable financing, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, LLC, the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2001 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 — Comprehensive Income

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 — Comprehensive Income (Continued)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Amounts in thousands)
Net income	$936	$507	$2,164	$1,702

Other comprehensive income:

Securities available for sale:

Reclassification of gains (losses) recognized in net income	—	—	(70)	—

Unrealized holding gains on available for sale securities	1,258	780	1,760	1,130

Tax effect	(484)	(302)	(658)	(437)

Net of tax amount	774	478	1,032	693

Cash flow hedging activities:

Unrealized holding gains on cash flow hedging activities	1,085	—	1,311	—

Reclassification of (gains) losses Recognized in net income	(19)	—	(19)	—

Tax effect	(341)	—	(428)	—

Net of tax amount	725	—	864	—

Total other comprehensive income	1,499	478	1,896	693

Comprehensive income	$2,435	$985	$4,060	$2,395

Note 3 — Investment Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

September 30, 2002		(Amounts in thousands)
Securities available for sale:

U.S. Government agencies	$26,436	$904	$—	$27,340

Mortgage-backed	71,600	2,095	—	73,695

Other	4,829	—	—	4,829

	$102,865	$2,999	$—	$105,864

Securities held to maturity:

U.S. Government agencies	$31,000	$332	$51	$31,281

Mortgage-backed	525	21	—	546

Municipal	251	11	—	262

	$31,776	$364	$51	$32,089

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 3 — Investment Securities (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2001		(Amounts in thousands)
Securities available for sale:

U.S. Government agencies	$22,172	$1,162	$—	$23,334

Mortgage-backed	4,271	147	—	4,418

Other	2,926	—	—	2,926

	$29,369	$1,309	$—	$30,678

Securities held to maturity:

U.S. Government agencies	$33,500	$664	$2	$34,162

Mortgage-backed	1,029	34	—	1,063

	$34,529	$698	$2	$35,225

Note 4 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	September 30, 2002		December 31, 2001

		Percent		Percent
	Amount	of Total	Amount	of Total

		(Amounts in thousands)
Residential mortgage loans	$105,946	25.8%	$105,357	29.2%

Commercial mortgage loans	136,158	33.1%	89,354	24.8%

Construction loans	63,081	15.4%	61,558	17.1%

Commercial and industrial loans	76,022	18.5%	77,820	21.6%

Loans to individuals	29,371	7.2%	26,199	7.3%

Subtotal	410,578	100.0%	360,288	100.0%

Less: Allowance for loan losses	6,129		5,400

Net loans	$404,449		$354,888

Loan commitments at September 30, 2002 include commitments to extend credit of $36.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $34.6 million, $33.0 million and $11.5 million, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Loans (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Amounts in thousands)
Balance at beginning of period	$5,976	$4,761	$5,400	$4,283

Provision charged to operations	400	625	1,180	1,500

Charge-offs	(249)	(409)	(494)	(832)

Recoveries	2	2	43	28

Net charge-offs	(247)	(407)	(451)	(804)

Balance at end of period	$6,129	$4,979	$6,129	$4,979

Note 5 — Commitments to Acquire Property and Equipment

The Company has committed to the construction of a new corporate headquarters. The new headquarters will be a 27,000 square foot facility to be built at a construction cost to the Company of approximately $2.8 million on land for which the Company paid $400,000, and will be located at 4605 Country Club Road, Winston-Salem, North Carolina. As of September 30, 2002, the Company has paid $2.0 million of this contract with estimated completion in the first quarter of 2003.

Note 6 — Time Deposits

Time deposits in denominations of $100,000 or more were approximately $132.3 million and $111.5 million at September 30, 2002 and December 31, 2001, respectively.

Note 7 — Borrowings

Advances from the Federal Home Loan Bank of Atlanta outstanding at September 30, 2002 are as follows:

	Interest	December 31,
Maturity	Rate	2001

		(Amounts in thousands)
2003	4.84%	$10,000

2004	5.35%	10,000

2005	3.74%	5,000

2006	—	—

2007	2.15% to 4.09%	20,000

Thereafter	3.24% to 4.43%	20,000

		$65,000

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 7 — Borrowings (Continued)

At December 31, 2001, FHLB advances with original maturities of one year or more amounted to $25.0 million and have interest rates ranging from 4.43% to 5.35%.

In addition to the above advances, the Bank has lines of credit of $27.0 million from various correspondent banks to purchase federal funds sold on a short-term basis, with no outstanding balance at September 30, 2002, and $100.0 million in available lines of credit under repurchase agreements, with $15.0 million outstanding at September 30, 2002.

Aggregate borrowings at September 30, 2002 amounted to $80.0 million, including $25.0 million that is due within one year and classified as short-term borrowings and $55.0 million due after one year that is classified as long-term debt in the accompanying balance sheet.

Under collateral agreements with the Federal Home Loan Bank at September 30, 2002, advances are secured both by loans with a market value of $51.2 million and pledged investment securities with a market value of $63.0 million.

In February of 2002, the Company issued 1,725,000 shares of Cumulative Convertible Junior Subordinated Debentures, generating total proceeds of $17.3 million. These debentures have a distribution rate of 7.25% per annum payable at the end of each calendar quarter.

Note 8 — Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Amounts in thousands)
Service charges and fees on deposit accounts	$277	$225	$810	$630

Income from mortgage operations	366	235	781	764

Investment brokerage fees	102	77	185	144

SBIC management fees	138	139	414	426

Income from non-hedge derivative	—	—	—	383

Other	126	108	464	270

	$1,009	$784	$2,654	$2,617

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 8 — Non-Interest Income and Other Non-Interest Expense (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Amounts in thousands)
Postage, printing and office supplies	$85	$74	$243	$258

Advertising and promotion	144	110	419	367

Data processing and other outsourced services	350	186	954	677

Professional services	46	70	164	208

Other	508	428	1,498	1,101

	$1,133	$868	$3,278	$2,611

Note 9 — Nonperforming Assets

The table sets forth, for the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30,	December 31,
	2002	2001

	(Amounts in thousands)
Nonaccrual loans	$2,185	$894

Restructured loans	—	—

Total non-performing loans	2,185	894

Real estate owned	248	347

Total non-performing assets	$2,433	$1,241

Accruing loans past due 90 days or more	$236	$—

Allowance for loan losses	6,129	5,400

Nonperforming loans to period end loans	.59%	.25%

Allowance for loan losses to period end loans	1.49%	1.50%

Nonperforming assets to total assets	.41%	.26%

Note 10 — Net Income Per Share

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend declared September 19, 2002, which was distributed on October 15, 2002. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 10 — Net Income Per Share (Continued)

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of common shares used in computing basic net income per share	8,793,836	8,761,508	8,789,307	8,687,026

Effect of dilutive stock options	275,786	276,885	280,803	278,771

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,069,622	9,038,393	9,070,110	8,965,797

Note 11 — Derivatives

The Company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At September 30, 2002, derivatives with a total notional value of $35.0 million, with terms ranging up to three years, were outstanding.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 11 — Derivatives (Continued)

The following table sets forth certain information concerning the Company’s interest rate swaps at September 30, 2002:

Notional Amount

(Amounts in thousands)
Type

Receive fixed swaps	$35,000

Receive rate	6.44%

Pay rate (daily average prime)	4.75%

Fair value	$1,108

Year-to-date Activity

Balance, December 31, 2001	$—

Additions	50,000

Maturities/amortizations	—

Sales/terminations	(15,000)

Balance, September 30, 2002	$35,000

Maturity Schedule

One to five years	$35,000

The $35.0 million notional amount of derivatives used in interest rate risk management are used to hedge prime-rate based commercial loans. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At September 30, 2002, the Company’s interest rate swaps reflected an unrealized gain of $1.3 million, which included unrealized gains from the early termination of derivatives in the amount of $189,000. This gain is being amortized into income over the life of the original contract term.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At September 30, 2002, the Company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition at September 30, 2002 and December 31, 2001

During the nine-month period ending September 30, 2002, our total assets increased by $113.9 million, or 23.7%, to $595.1 million. This asset growth was funded by increases in various liabilities. Deposits increased $55.4 million, or 14.1%. In addition, during the nine-month period ending September 30, 2002, we successfully completed a public offering of trust preferred securities, generating $17.3 million in the form of Convertible Junior Subordinated Debentures. Short-term borrowings and long-term debt combined rose $35.0 million to a total of $80.0 million at period end.

Consistent with prior periods, a substantial portion of our growth resulted from strong loan demand. At September 30, 2002, loans totaled $410.6 million, an increase of $50.3 million or 14.0% during the nine months. This growth was spread primarily to our commercial mortgage loans, which increased by $46.8 million, or 52.4%. We also generated growth of $1.5 million and $3.2 million, respectively, in construction loans and consumer loans. Offsetting this growth was a moderate decrease among our commercial and industrial loans, which decreased $1.8 million, or 2.3%.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $57.3 million during the nine months, to $164.3 million at September 30, 2002 versus $107.0 million at the beginning of the period. Our composition of liquid assets has shifted to take advantage of the more favorable interest rates that are being paid on investment securities as compared to overnight investments. We decreased our investment in federal funds sold from $22.9 million at December 31, 2001 to $10.9 million at September 30, 2002. We have chosen to invest more heavily in investment securities available for sale, which we increased by $75.2 million to $105.9 million at September 30, 2002 versus $30.7 million at December 31, 2001. As a result of the activity during the period, our portfolio of held to maturity investments declined from $34.5 million to $31.8 million.

Customer deposits continue to be our primary funding source. At September 30, 2002, deposits totaled $448.2 million, an increase of $55.4 million or 14.1% from year-end 2001. In February of 2002, we completed our trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. We increased our short-term borrowings through an increase in repurchase lines of credit in the amount of $5.0 million. We have also increased long-term debt by $30.0 million, utilizing the lower interest rates being offered by the Federal Home Loan Bank of Atlanta. We will utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2002, our stockholders’ equity totaled $46.6 million, an increase of $4.1 million from the December 31, 2001 balance. Increases included net income from operations during the period of $2.1 million, proceeds from the issuance of common stock in the amount of $82,000, net unrealized gains on investment securities available for sale of $1.0 million, net of tax, and unrealized gains on cash flow hedging activities in the amount of $864,000, net of tax. Our regulatory capital was supplemented during the period by issuance of the Convertible Junior Subordinated Debentures discussed above.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

         Net Income. Our net income for the three months ended September 30, 2002 was $936,000, an increase of $429,000 from the same three-month period in 2001. Net income per share was $.11 basic and $.10 diluted for the three months ended September 30, 2002, as compared with $.06 basic and diluted for the same period in 2001. We have continued to experience strong growth, with total assets averaging $558.9 million during the current three-month period as compared to $443.4 million in the prior period, an increase of 26.0%. Our interest rate spread and net yield on average interest-earning assets increased 48 basis points and 23 basis points, respectively. Our growth in net interest income of 33.7%, as compared with the same period in 2001, a decrease in our loan loss provision in the amount of $225,000 and an increase in our non-interest income in the amount of $225,000 were partially offset by an increase in non-interest expenses of 33.9%. Our expense growth included the costs of new branches, additional branch personnel, and personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they initially create a drag on earnings.

         Net Interest Income. During the three months ended September 30, 2002, our net interest income increased by $1.2 million or 33.7% to $4.7 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates have stabilized at a lower level during 2002, downward repricings of our interest-bearing liabilities have been larger than our downward repricings of our interest-earning assets. Average total interest-earning assets increased $104.5 million, or 25.1%, during the three months ended September 30, 2002 as compared to the same period in 2001. Our average yields on total interest-earning assets decreased by 111 basis points from 7.70% to 6.59%. Our average total interest-bearing liabilities increased by $105.7 million, or 28.4%, consistent with the increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 158 basis points from 4.86% to 3.28%. For the three months ended September 30, 2002, our net interest spread was 3.32% and our net interest margin was 3.58%. For the three months ended September 30, 2001, our net interest spread was 2.84% and our net interest margin was 3.35%.

         Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2002 was $400,000, representing a decrease of $225,000 from the $625,000 provision we made for the three months ended September 30, 2001. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have decreased our provision during the current three-month period in part because of the lower level of net loan charge-offs, which totaled $247,000 during the three months ended September 30, 2002, down from $407,000 during the three months ended September 30, 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .25% and .50% for the three months ended September 30, 2002 and 2001, respectively. Non-performing assets increased to $2.4 million, or 0.41% of total assets at September 30, 2002 from $1.3 million, or 0.27% of total assets at December 31, 2001. The increase is primarily the result of a single relationship with which the bank has a secured position. At September 30, 2002, the allowance for loan losses stood at $6.1 million. We believe that the allowance is adequate to absorb losses inherent in our loan portfolio.

         Non-Interest Income. For the three months ended September 30, 2002, non-interest income increased by $225,000 or 28.7% to $1.0 million from $784,000 for the same period the prior year. Increases for the three months ended September 30, 2002 include an increase of $52,000, or 23.1%, in service charges and fees on deposit accounts as a result of deposit growth, increases of $131,000, or 55.7%, in mortgage origination operations as the level of mortgage refinancings has increased due to the favorable interest rate market for such loans. Other operational income increased by $42,000, or 13.0%.

         Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended September 30, 2002, our non-interest expense increased $981,000, or 33.9% over the same period in 2001. Salaries and employee benefit expense increased $609,000, or 40.8%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $107,000, or 20.2%. Other expenses increased $265,000, or 30.5%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the three months ended September 30, 2002, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.77% as compared with 2.61% for the same three months in 2001.

         Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% and 35.4%, respectively, for the three months ended September 30, 2002 and 2001.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Income. Our net income for the nine-months ended September 30, 2002 was $2.2 million, an increase of $462,000 from the same nine-month period in 2001. Net income per share was $.25 basic and $.24 diluted for the nine months ended September 30, 2002, as compared with $.20 basic and $.19 diluted for the same period in 2001. We have continued to experience strong growth, with total assets averaging $537.2 million during the current nine-month period as compared to $414.6 million in the prior period, an increase of 29.6%. Because of the downward trend in interest rates from period to period, resulting in dramatically lower yields during the current nine month period as compared with the same period in 2001, our increase in net interest income over the nine month period was slightly lower in comparison with our average asset growth. Our growth in net interest income of 26.8%, as compared with the same period in 2001, and a decrease in our loan loss provision in the amount of $320,000 were primarily offset by an increase in non-interest expenses of 27.5%. Our expense growth included the costs of new branches, additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they initially create a drag on earnings.

Net Interest Income. During the nine months ended September 30, 2002, our net interest income increased by $2.6 million or 26.8% to $12.4 million. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from period to period. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates have stabilized at a lower level during 2002, downward repricings of our interest-bearing liabilities have been larger than our downward repricings of our interest-earning assets. Average total interest-earning assets increased $114.9 million, or 29.4%, during the first nine months of 2002 as compared to the same period in 2001. Our average yield on total interest-earning assets decreased by 175 basis points from 8.19% to 6.44%. Our average total interest-bearing liabilities increased by $111.4 million, or 32.1%, consistent with the increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 198 basis points from 5.46% to 3.48%. For the nine months ended September 30, 2002, our net interest spread was 2.96% and our net interest margin was 3.29%. For the nine months ended September 30, 2001, our net interest spread was 2.74% and our net interest margin was 3.35%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2002 was $1.2 million, representing a decrease of $320,000 from the $1.5 million provision we made for the nine months ended September 30, 2001. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have decreased our provision during the current nine-month period in part because of the lower level of net loan charge-offs, which totaled $451,000 during the nine months ended September 30,

2002, down from $804,000 during the nine months ended September 30, 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .16% and .35% for the nine months ended September 30, 2002 and 2001, respectively. Non-performing assets increased to $2.4 million, or 0.41% of total assets at September 30, 2002 from $1.3 million, or 0.27% of total assets at December 31, 2001. The increase is primarily the result of a single relationship with which the bank has a secured position. We consistently provide for our allowance for loan losses. Loss reserves of $6.1 million and $5.4 million represented 1.49% and 1.50% of total loans as of September 30, 2002, and December 31, 2001, respectively. We believe that the allowance is adequate to absorb losses inherent in our loan portfolio.

Non-Interest Income. For the nine months ended September 30, 2002, non-interest income increased by $37,000, or 1.4%, to $2.7 million. Although the core non-interest income components increased $226,000 and there were gains on sales of investment securities of $69,000 during the nine months ended September 30, 2002, the same period in 2001 included non-recurring income of $383,000 from an interest rate floor contract. Increases for the nine months ended September 30, 2002 include an increase of $180,000, or 28.6%, in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $46,000 in other operational income.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current nine-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth, we have consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2002, our non-interest expense increased $2.3 million, or 27.5% over the same period in 2001. Salaries and employee benefit expense increased $1.3 million, or 31.2%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $317,000, or 20.8%. Other expenses increased $667,000, or 25.6%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the nine months ended September 30, 2002, on an annualized basis, our ratio of non-interest expenses to average total assets improved to 2.63% as compared with 2.67% for the same nine months in 2001.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.9% and 35.1%, respectively, for the nine months ended September 30, 2002 and 2001.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $164.3 million at September 30, 2002 compared to $107.0 million at December 31, 2001. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $27.0 million and $100.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have the ability to borrow up to $114.2 million from the Federal Home Loan Bank of Atlanta, with $65.0 million outstanding at September 30, 2002 and the ability to borrow up to $107.9 million from the Federal Reserve Bank of Richmond, with no outstanding balances at September 30, 2002. During the first quarter of 2002 we successfully completed a trust preferred securities offering which provided $17.3 million of additional funding in the form of Convertible Junior Subordinated Debentures. This subordinated debt obligation also supplements our regulatory capital. At September 30, 2002, our outstanding commitments to extend credit consisted of loan commitments of $36.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $34.6 million, $33.0 million and $11.5 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We have committed to the construction of a new corporate headquarters. The new headquarters will be built at a construction cost of approximately $2.8 million on land for which we paid $400,000, and will be located at 4605 Country Club Road, Winston Salem, North Carolina. As of September 30, 2002, we had paid $2.0 million in construction costs with estimated completion in the first quarter of 2003.

Throughout our six-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 67% of our total deposits at September 30, 2002, as compared with 66% at December 31, 2001. Certificates of deposit of $100,000 or more represented 30% of our total deposits at September 30, 2002 and 28% at December 31, 2001. A portion of these deposits is controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. The Bank also utilizes brokered and out-of-market deposits which amounted to $116.5 million at September 30, 2002. Large time deposits are generally considered rate sensitive, however, we believe a portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At September 30, 2002, our Tier I capital to average quarterly asset ratio was 9.4%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2002 was 11.2%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking and borrowing activities. The structure of the Company’s loan and liability portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk.

Management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2001.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Two reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002. One report was filed on July 24, 2002 to report financial results for the second quarter and six months ended June 30, 2002.

Another report was filed on September 27, 2002 to announce that the Board of Directors had declared a five percent stock dividend to common stock shareholders. The dividend was paid October 15, 2002 to shareholders of record on October 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date:	November 13, 2002	By:	/s/ F. Scott Bauer

F. Scott Bauer Chairman and Chief Executive Officer

Date:	November 13, 2002	By:	/s/ Richard M. Cobb

Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, F. Scott Bauer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ F. Scott Bauer

F. Scott Bauer Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard M. Cobb, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Richard M. Cobb

Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer