Form 10-K
period 2002-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2003-03-24
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2002

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from __________ to ___________

Commission file number 000-33227

Southern Community Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-2270620

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4701 Country Club Road Winston-Salem, North Carolina	27104

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 768-8500

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value

7.25% Cumulative Convertible Trust Preferred Securities

7.25% Convertible Junior Subordinated Debentures

Guarantee with respect to 7.25% Cumulative Convertible Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $55.3 million.

As of March 11, 2003, (the most recent practicable date), the registrant had outstanding 8,791,683 shares of Common Stock, no par value.

Documents Incorporated By Reference

	Document	Where Incorporated

1.	Proxy Statement for the Annual Meeting of Shareholders	Part III
to be held April 24, 2003 to be mailed to shareholders
within 120 days of December 31, 2002.

Form 10-K Table of Contents

PART I

Item 1. Business

Who We Are

     Southern Community Financial Corporation (“company”) is the holding company for Southern Community Bank and Trust (“bank”). The bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. We are based in Winston-Salem, North Carolina which is located in the north central region of the state, an area also known as the Piedmont Triad. The Piedmont Triad area includes the cities of Winston-Salem, Greensboro and High Point.

     At December 31, 2002, we had total assets of $612.2 million, net loans of $415.6 million, deposits of $449.2 million, and shareholders’ equity of $47.5 million. We had net income of $3.2 million and $2.1 million and diluted earnings per share of $.35 and $.23 for the years ended December 31, 2002 and 2001, respectively. We had net income of $2.4 million and diluted earnings per share of $.29 for the year ended December 31, 2000.

     We have been, and intend to remain, a community-focused financial institution offering a full range of financial services to individuals, businesses and nonprofit organizations in the communities we serve. Our banking services include checking and savings accounts; commercial, installment, mortgage, and personal loans; trust services; safe deposit boxes; and other associated services to satisfy the needs of our customers.

     In our six years of existence we have accomplished the following:

•	Assembled a management team with knowledge of our local markets and over 100 years of banking experience;

•	Registered 18 consecutive quarters of profitability after becoming profitable in our seventh quarter of operation;

•	Established eight banking offices including four in Winston-Salem and one each in Clemmons, Kernersville, High Point, and Yadkinville;

•	Focused on growing internally reaching total assets of $612.2 million as of December 31, 2002 without any acquisitions;

•	Have two subsidiaries of the bank, each managed by professionals with substantial previous experience in their discipline:

–	Southeastern Acceptance Corporation, a consumer finance agency with offices in Winston-Salem, Greensboro, and Mt. Airy, North Carolina; and

–	VCS Management, LLC, the managing general partner of Venture Capital Solutions, L.P., a small business investment company in which the bank is an investor, with offices in Winston-Salem, North Carolina and Atlanta, Georgia.

•	Received regulatory approval during August, 2001 for trust powers and began offering trust services in 2002 including investment management, administration and advisory services primarily for individuals, partnerships and corporations;

•	Increased our equity to $47.5 million as a result of our initial public offering which raised $12 million, two secondary stock offerings in February 1998 and January 2001, raising $18.7 million and $4.9 million, respectively, and the retention of earnings;

•	Listed our common stock on the Nasdaq National Market System on January 2, 2002;

•	Created a capital trust, Southern Community Capital Trust I, that issued 1,725,000 cumulative convertible trust preferred securities in February 2002 generating gross proceeds of $17.3 million; and

•	Maintained a strong credit culture. As of December 31, 2002, our non-performing assets totaled $2.2 million or .36% of total assets and our allowance for loan losses was $6.3 million or 1.50% of total loans and 348% of non-performing loans.

     The website for the bank is www.smallenoughtocare.com. The company is registered as a financial holding company with the Federal Reserve System. The bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. The address of our principal executive office is 4701 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Both our common stock and our trust preferred securities are traded on the Nasdaq National Market System under the symbols “SCMF” and “SCMFP”, respectively.

Our Market Area

     We consider our primary market area to be the Piedmont Triad area of North Carolina, including Winston-Salem, Clemmons, Kernersville (all in Forsyth County), Yadkinville (Yadkin County) and High Point (Guilford County), North Carolina, and to a lesser extent, adjoining counties. We opened the High Point branch during 2002.

     The Piedmont Triad is a 12 county region located in the north central Piedmont of North Carolina and is named for the three largest cities in the region, Winston-Salem, Greensboro and High Point. The region has one fifth of the state’s population and one fifth of its labor force. The region’s population grew an estimated 12.3% between 1990 and 2000. It’s estimated population in 2001 was 1.179 million.

     The Piedmont Triad is the largest Metropolitan Statistical Area located entirely in North Carolina. The MSA is also one of the top 50 in the country in both total population and number of households. Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina. Forsyth County had an estimated population of 310,187 in 2001, Yadkin County was estimated at 36,859, and Guilford County had an estimated population of 425,097. The Piedmont Triad is the economic hub of northwest North Carolina. In 2001, the median family income in both Forsyth and Guilford Counties was over $42,000. In Yadkin County, it was over $36,600. The Piedmont Triad has a very balanced and diversified economy. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 2002 were services (29%), manufacturing (23%), trade (22%), finance, communications and utilities (11%), government (11%) and construction (5%). Unemployment has increased in the Piedmont Triad over the last two years and averaged 6.3% in Guilford County, 5.5% in Yadkin County and 5.4% in Forsyth County in 2002.

     The bank serves our market area through eight full service banking offices, including four offices located in Winston-Salem. Our television and radio advertising has extended into this market area for several years, providing the bank name recognition in the Piedmont Triad area. The bank’s customers may access various banking services through nine ATMs owned by the bank and ATMs owned by others, through debit cards, and through the bank’s automated telephone and Internet electronic banking products. These products allow the bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

     A commitment to customer service is at the foundation of our approach. Our commitment is to put our customers first and we believe it differentiates us from our competitors. Making good quality, profitable loans, which result in a long-standing relationship with our borrowers, will continue to be a cornerstone of our strategy. We intend to leverage the core relationships we build by providing a variety of services to our customers. With that focus, we target:

•	Small and medium sized businesses, and the owners and managers of these entities;

•	Professional and middle managers of locally based companies;

•	Residential real estate developers; and

•	Individual consumers.

     We intend to grow our franchise through new and existing relationships developed by our associates, by taking advantage of the opportunity to acquire new relationships resulting from recent significant consolidation among banks in our markets, including Wachovia Corporation’s merger with First Union Corporation, and by expanding to contiguous areas through de novo entry and potentially through acquisitions which make strategic and economic sense.

     We also intend to continue to diversify our revenue in order to generate non-interest income. These efforts have included offering investment brokerage services, our mortgage loan department, our small business investment company manager (which generates management fees in addition to interest income on its investments) and the creation of our trust department. For the year ended December 31, 2002 our non-interest income represented 18.4% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success.

     Key aspects of our strategy and mission include:

•	To provide community-oriented banking services by delivering a broad range of financial services to our customers through responsive service and communication;

•	To form a partnership with our customers whereby our decision making and product offerings are geared toward their best long-term interests;

•	To be recognized in our community as a long- term player with employees, stockholders and board members committed to that effort; and

•	To be progressive in our adoption of new technology so that we can provide our customers access to products and services that meet their needs for convenience and efficiency.

     Our belief is that our way of doing business will build a profitable corporation and shareholder value. We want to consistently reward our shareholders for their investment and trust in us.

Subsidiaries

     The bank operates two subsidiaries that provide financial services in addition to those offered directly by the bank. The company formed another subsidiary to issue trust preferred securities. Each subsidiary is described below.

     Southeastern Acceptance Corporation was established in December 1999 as a consumer finance agency. Southeastern Acceptance offers a full line of automobile and personal loans through its three offices in Winston-Salem, Greensboro, and Mt. Airy as well as through relationships with automobile dealers in its markets. Southeastern Acceptance has 12 employees and $13.0 million of loans outstanding as of December 31, 2002 and for year ended December 31, 2002, its revenues were $2.0 million, which represented 9.2% of total consolidated revenue.

     VCS Management, LLC was formed in March 2000 as the managing general partner of Venture Capital Solutions, L.P., a small business investment company licensed by the Small Business Administration. Southern Community Bank and Trust has committed $1.7 million for investment in the partnership, which has a total of $9.2 million of committed capital from various private investors including the bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The bank shares in any earnings of the partnership through its investment in the partnership. VCS Management earns management fees for managing the investment activities of the partnership. For year ended December 31, 2002 VCS Management earned $542,000 of fee income, representing 2.5% of total consolidated revenue.

     In February of 2002, Southern Community Capital Trust I (the “Trust”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the “Securities”), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities began paying quarterly distributions on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.26 (the “Conversion Price”) or approximately 1.211 shares of the company’s common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

Competition

     The activities in which the bank, as our operating subsidiaries, engage are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, with assets in excess of over $50 billion dollars, and one savings institution have their headquarters in Winston-Salem. As of June 2002, there were 100 branches in Forsyth County operated by eleven commercial banks and one savings institution. Approximately $9.0 billion in deposits are located in Forsyth County. Yadkin County had eight banks with ten branches and approximately $375.9 million in deposits. Twenty banks and two savings institutions were operating in Guilford County with 137 branches and approximately $6.0 billion in deposits. Deposits of the bank in June 2002 were $369.3 million in Forsyth County, $66.9 million in Yadkin County, and $1.0 million in Guilford County. Therefore, in its market area, the bank has significant competition for deposits and loans from other depository institutions.

     Other financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition we face. During 1998 federal legislation allowed credit unions to expand their membership criteria and compete more intensely for traditional bank business. Additionally, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 expanded the types of activities in which a bank holding company can engage. Currently, we must compete against some institutions located in the Piedmont Triad area that have capital resources and legal loan limits substantially in excess of those available to us and the bank. We expect competition to continue to be significant.

Employees

     At December 31, 2002, the company employed 141 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being. Southern Community Financial Corporation has no employees of its own.

SUPERVISION AND REGULATION

     Southern Community Financial Corporation is registered as a financial holding company with the Federal Reserve. The bank is a North Carolina chartered banking corporation and a member bank of the Federal Reserve System. Banking is a complex, highly regulated industry. The primary goals of bank regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

     However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

     A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Southern Community Financial Corporation elected, and was authorized by the Federal Reserve, to be a financial holding company.

     Under the Modernization Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

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

     Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve’s capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

     Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2002, our Tier 1 leverage capital ratio and total capital were 9.84% and 13.78%, respectively.

     The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

     Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

     Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our only source of income is dividends paid by the bank. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive dividends from us only to the extent that funds are available. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which fund the interest payments on the convertible preferred securities, issued by our trust subsidiary.

     Change of Control. State and federal banking law restrict the amount of voting stock of the company that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire us by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, our shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

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

     Transactions with Affiliates. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the bank, including us and Southern Community Capital Trust I, is deemed to be an affiliate of the bank.

     Loans to Insiders. Federal law also constrains the types and amounts of loans that the bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank’s board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person.

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

     Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

     Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $5.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $5.7 million and $41.8 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $41.8 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2002, the bank met its reserve requirements.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The bank received a “satisfactory” rating in its most recent CRA examination.

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

     Dividends. All dividends paid by the bank are paid to us, the sole shareholder of the bank. The general dividend policy of the bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations. The dividend policy of the bank is subject to the discretion of the board of directors of the bank and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

     The ability of the bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

     The exact amount of future dividends on the stock of the bank will be a function of the profitability of the bank in general and applicable tax rates in effect from year to year. The bank’s ability to pay dividends in the future will directly depend on the its future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, profits resulting from the bank’s operations will be retained by the bank as additional capital to support its operations and growth other than dividends paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which fund the interest payments on the convertible preferred securities issued by our trust subsidiary.

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

     Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

     Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

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

     The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The Federal Reserve is required to conduct a full-scope, on-site examination of every member bank on a periodic basis.

     Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

     Deposit Insurance. The bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The bank’s deposit insurance assessments may increase depending upon the risk category and subcategory to which the bank is assigned. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the bank’s earnings.

     Our management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

Item 2. Properties

     We currently operate out of seven banking offices, three consumer finance offices, and three operations/administrative offices. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased

Banking Offices:
Winston Salem, North Carolina
4701 Country Club Rd. — Headquarters	5,500	1996	Leased
3151 Peters Creek Parkway	2,400	1998	Leased
225 Hanes Mill Rd	2,800	2001	Owned
536 South Stratford Rd	1,600	1998	Leased
Yadkinville, North Carolina
532 East Main Street	7,100	1998	Owned
Clemmons, North Carolina
2755 Lewisville Clemmons Rd	2,000	2000	Leased
Kernersville, North Carolina
1207 South Main Street	7,700	2002	Owned
High Point, North Carolina
205 Neal Place Suite 105	1,500	2002	Leased
Consumer Finance Offices:
Winston Salem, North Carolina
1209 Silas Creek Parkway	2,400	2000	Leased
Mt. Airy, North Carolina
1201 West Lebanon Street	1,300	2000	Leased
Greensboro, North Carolina
4612-C West Market Street	1,500	2002	Leased
Operations and Administrative Offices:
Winston Salem, North Carolina
4625 Country Club Rd	3,200	1998	Owned
1600 Hanes Mall Blvd	10,500	2000	Owned
112 Cambridge Plaza	7,500	2002	Leased

     In addition to the above locations, we have two off site ATMs located at 3484 Robinhood Road, Winston-Salem and at 4575 Yadkinville Road, Pfafftown, North Carolina. We are also well along with the construction of a new corporate office. The new headquarters will be a 27,000 square foot facility and is expected to be completed in the first half of 2003 at an expected total capitalized cost of approximately $4.2 million (including $400,000 of land cost) of which $3.6 million had been expended as of December 31, 2002. This facility will be located at 4605 Country Club Road, Winston-Salem, North Carolina.

     All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2002 of $15.9 million.

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

Item 4. Submission of Matters To a Vote of Security Holders

     There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

Price Range of Common Stock and Dividends

     Our common stock was quoted on the OTC Bulletin Board under the symbol “SCMT” until January 2, 2002 when it was accepted for listing on the Nasdaq National Market System under the symbol “SCMF”. The following table sets forth the high and low sales prices per share of our common stock and our convertible preferred securities (“SCMFP”), based on published financial sources, for the last two years. The convertible preferred securities did not begin trading until the first quarter of 2002. All information has been adjusted for stock splits and stock dividends effected during the periods presented.

		Price

		SCMT / SCMF		SCMFP

Year	Quarterly Period	High	Low	High		Low

2001	First Quarter	$8.16	$6.69	$		$
	Second Quarter	7.49	6.58
	Third Quarter	7.26	6.17
	Fourth Quarter	8.24	4.76
2002	First Quarter	9.76	5.82		11.01		9.90
	Second Quarter	7.62	6.24		11.20		10.22
	Third Quarter	7.10	5.48		10.65		9.76
	Fourth Quarter	7.36	6.10		11.15		9.90

     At December 31, 2002, there were approximately 5,200 holders of record of our common stock.

     Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant. We expect that, for the foreseeable future, profits resulting from the bank’s operations will be retained by the bank as additional capital to support its operations and growth other than dividends paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the convertible debentures which will fund the interest payments on the convertible preferred securities, issued by our trust subsidiary.

     As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the bank to us and may therefore limit our ability to make dividend payments. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the bank’s surplus is less than 50% of its paid-in capital. Under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

     Effective October 1, 2001, the Southern Community Bank and Trust became a wholly owned subsidiary of Southern Community Financial Corporation. Southern Community Financial Corporation has no material assets other than those of the bank. Therefore, the financial statements of the bank prior to October 1, 2001 are the historical consolidated financial statements of Southern Community Financial Corporation. The information set forth below does not purport to be complete and should be read in conjunction with the company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Operating Data:
Interest income	$33,281	$31,366	$26,831	$16,562	$10,103
Interest expense	15,803	18,034	14,944	8,481	4,907

Net interest income	17,478	13,332	11,887	8,081	5,196
Provision for loan losses	1,655	2,320	1,480	1,135	1,200

Net interest income after provision for loan losses	15,823	11,012	10,407	6,946	3,996
Non-interest income	3,927	3,402	2,198	775	339
Non-interest expense	14,781	11,162	8,723	5,892	3,810

Income before income taxes	4,969	3,252	3,882	1,829	525
Provision for income taxes	1,755	1,147	1,466	293	—

Net income	$3,214	$2,105	$2,416	$1,536	$525

Per Share Data: (7)
Net income
Basic	$.37	$.24	$.30	$.19	$.07
Diluted	.35	.23	.29	.18	.07
Cash dividends	.00	.00	.00	.00	.00
Book value	5.41	4.84	4.41	3.93	3.75
Weighted average shares
Basic	8,788,295	8,707,678	8,097,552	8,037,904	7,196,881
Diluted	9,085,853	9,043,611	8,450,245	8,540,293	7,371,170
Balance Sheet Data:
Total assets	$612,239	$481,220	$384,027	$254,172	$174,474
Loans	421,938	360,288	282,161	200,312	127,095
Allowance for loan losses	6,342	5,400	4,283	3,013	1,905
Deposits	449,216	392,851	338,753	218,953	143,850
Short-term borrowings	40,706	19,980	6,000	2,500	—
Long-term debt	72,250	25,000	—	—	—
Stockholders’ equity	47,539	42,451	36,950	31,766	29,926
Capital Ratios: (5)
Total risk-based capital	12.23%	11.53%	13.03%	16.40%	23.22%
Tier 1 risk-based capital	10.98%	10.28%	11.78%	15.15%	21.97%
Leverage ratio	8.95%	9.21%	11.16%	14.26%	21.57%
Equity to assets ratio	7.76%	8.82%	9.62%	12.50%	17.15%

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	.58%	.50%	.77%	.71%	.41%
Return on average equity	7.24%	5.13%	7.27%	5.00%	2.03%
Net interest spread(2)	3.02%	2.82%	3.22%	3.02%	2.93%
Net interest margin(1)	3.34%	3.36%	4.01%	3.90%	4.20%
Non-interest income as a percentage of total revenue(6)	18.35%	20.33%	15.61%	8.75%	6.12%
Non-interest income as a percentage of average assets	.71%	.80%	.70%	.36%	.26%
Non-interest expense to average assets	2.66%	2.63%	2.79%	2.71%	2.97%
Efficiency ratio(3)	69.05%	66.70%	61.93%	66.53%	68.83%
Dividend payout ratio	.00%	.00%	.00%	.00%	.00%
Asset Quality Ratios:
Nonperforming loans to period-end loans	.43%	.25%	.10%	.00%	.01%
Allowance for loan losses to period-end loans	1.50%	1.50%	1.52%	1.50%	1.50%
Allowance for loan losses to nonperforming loans	348%	604%	1,552%	NM	12,700%
Nonperforming assets to total assets(4)	.36%	.26%	.08%	.00%	.01%
Net loan charge-offs to average loans outstanding	.18%	.38%	.09%	.02%	.02%
Other Data:
Number of banking offices	8	7	7	5	4
Number of full-time equivalent employees	141	121	104	70	46

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.

(5)	Capital ratios are for the bank.

(6)	Total revenue consists of net interest income and non-interest income.

(7)	All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a 10% stock dividend in 1998, a two-for-one stock split in 1999, a stock split effected in the form of a 10% stock dividend in 2000, and 5% stock dividends in 2001 and 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All share data have been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the company.

CRITICAL ACCOUNTING POLICY

     The company’s most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the company’s financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further discussion, see “Nonperforming Assets” and “Analysis of Allowance for Loan Losses” under “ASSET QUALITY.”

OVERVIEW

     Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, finally beginning operations on November 18, 1996 in the banking office that still serves as our headquarters. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around Winston-Salem and the Piedmont Triad area of North Carolina. We offer a broad array of banking and other financial products — products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $612 million in total assets in just over six years of operations.

     We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2002, Southern Community Financial Corporation has grown to a total of eight full-service banking offices with $449 million in customer deposit accounts. In support of this growth, we have generated $24 million of additional capital through sales of common stock in 1998, 2000 and 2001. We also have two subsidiaries offering financial services that augment our traditional banking products and services. These subsidiaries are Southeastern Acceptance Corporation (Consumer Finance), and VCS Management, LLC (Manager of a Small Business Investment Company). More recently we have created a Trust Department that began operating in the first quarter of 2002. In October of 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. During the first half of 2003 we expect to complete the construction of a new headquarters facility on property adjacent to our current headquarters in Winston-Salem.

     Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, comprise the majority of our loan portfolio, with the balance of our loans consisting of commercial and industrial loans and loans to individuals. Through associations with various mortgage lending companies, we originate residential mortgages, at both fixed and variable rates, earning fees for loans originated and additional income for loans sold to others. It has been our strategy to recruit skilled banking professionals who are well trained and highly knowledgeable about our market area, enabling us to develop and maintain a loan portfolio of sound credit quality.

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

Financial Condition at December 31, 2002 and 2001

     During the year ended December 31, 2002, our total assets increased by $131 million, or 27.2%, to $612.2 million. Of this increase in total assets, $125.3 represented growth in interest-earning assets. Continued strong loan demand drove an increase of $60.7, or 17.1%, in net loans receivable, while investment securities available for sale and held to maturity increased by $66.3 million and $10.2 million, respectively. The only category of interest-earning assets that decreased was federal funds sold, which ended 2002 at $11.1 million as compared with $22.9 million at the end of 2001. Federal funds sold provided the lowest yield among all interest-earning assets, declining from 1.70% at the beginning to 1.16% at year-end. Premises and equipment increased by $3.9 million, principally as a result of the investment of $422,000 in a new branch facility located in Kernersville, NC, and the investment of $3.1 million in a new corporate headquarters that is scheduled for occupancy in the first half of 2003. Other assets increased by $4.1 million, including additional investments in bank-owned life insurance of $557,000. Our total investment in bank-owned life insurance at December 31, 2002 was $2.8 million. This investment is included in other assets in our balance sheet and yielded a tax exempt return of 5.20% during the year 2002.

     Loan growth in 2002 was concentrated in commercial and real estate lending. Our loan growth of $60.7 million in 2002 was spread among our residential and commercial mortgage loans, which increased by $13.2 million and $48.5 million, respectively. Construction loans and loans to individuals increased by $2.9 million and $2.9 million, respectively, while commercial and industrial loans decreased by $5.9 million. During 2002 we continued our active program of originations of residential mortgage loans for sale in the secondary market. At the end of the year loans held for sale totaled $4.9 million.

     Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $62.4 million during the year, to $169.4 million at December 31, 2002 versus $107 million at the beginning of the year. Liquid assets represented 27.7% of total assets at December 31, 2002 as compared to 22.2% at the beginning of the year. We have been able to generate significant funds for investment both through deposit growth and through borrowings. These available funds have exceeded our lending needs, so we have invested at a positive interest rate spread in securities. In order to optimize our ability to manage interest rate risk, substantially all of our increased investment in liquid assets in 2002 has been in investments available for sale.

     Customer deposits continue to be our primary funding source. While our deposits are primarily generated through our growing branch network, we do utilize some out-of-market and brokered deposits to support our funding base. Brokered and out-of-market deposits totaled $115.7 million and $61.0 million at year-end 2002 and 2001, respectively. At December 31, 2002, deposits totaled $449.2 million, an increase of $56.4 million or 14.4% from year-end 2001. As explained above, we have also utilized borrowings to fund growth in 2002. Total borrowings, including $17.3 million in convertible preferred securities issued during 2002, aggregated $113 million at December 31, 2002. Borrowings also included $75.5 million from the Federal Home Loan Bank of Atlanta (FHLB) and securities sold under agreements to repurchase of $20.2 million. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

     Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2002, our stockholders’ equity totaled $47.5 million, an increase of $5 million from the December 31, 2001 balance. This increase includes net income of $3.2 million earned during the year and other comprehensive income of $1.8 million.

Financial Condition at December 31, 2001 and 2000

     During the year ended December 31, 2001, our total assets increased by $97.2 million, or 25.3%, to $481.2 million. Consistent with prior years, strong loan demand provided the primary impetus for this overall asset growth. At December 31, 2001, loans totaled $360.3 million, an increase of $78.1 million or 27.7% during the year. This growth was spread among our mortgage, construction and commercial loans. Our commercial mortgage loans and non-mortgage commercial loans increased by $29.9 million and $17.5 million, respectively, and collectively provided 60.8% of our overall loan growth. We also generated growth of $21.1 million and $8.8 million, respectively, in residential mortgage loans and construction loans.

     Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $15.5 million during the year, to $107 million at December 31, 2001 versus $91.5 million at the beginning of the year. Liquid assets represented 22.2% of total assets at December 31, 2001 as compared to 23.8% at the beginning of the year. Because of the significant rate cuts enacted by the Federal Reserve Board, we chose to invest more heavily in investments held to maturity, which we increased by $14.3 million to $34.5 million at December 31, 2001. The higher yields on these investments helped to somewhat mitigate the effect of the overall declining trend in interest rates during the year.

     Customer deposits continue to be our primary funding source in 2001. At December 31, 2001, deposits totaled $392.9 million, an increase of $54.1 million or 16.0% from year-end 2000. During the fourth quarter of 2000 we opened two branches, which contributed to our deposit growth. However, loan growth in 2001 outpaced our growth in deposits. We therefore utilized borrowings from the Federal Home Loan Bank of Atlanta (FHLB) to fill this funding gap.

     At December 31, 2001, our stockholders’ equity totaled $42.5 million, an increase of $5.5 million from the December 31, 2000 balance. This increase includes net income of $2.1 million earned during 2001, proceeds of $2.8 million received in February 2001 from the sale of 344,000 shares of our common stock and $493,000 of other comprehensive income.

NET INTEREST INCOME

     Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2002, 2001 and 2000, our average interest-earning assets were $523.3 million, $397.0 million, and $296.6 million, respectively. During these same years, our net interest margins were 3.34%, 3.36% and 4.01%, respectively.

     Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2000 through 2002, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,

	2002			2001			2000

		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/cost	balance	paid	yield/cost	balance	paid	yield/cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$395,745	$25,689	6.49%	$318,696	$26,292	8.25%	$240,888	$23,351	9.69%
Investment securities available for sale	82,296	4,901	5.96%	36,439	2,320	6.37%	26,821	1,733	6.46%
Investment securities held to maturity	38,831	2,576	6.63%	32,261	2,201	6.82%	14,897	849	5.70%
Other	6,414	115	1.79%	9,620	553	5.75%	14,012	898	6.41%

Total interest-earning assets	523,286	33,281	6.36%	397,016	31,366	7.90%	296,618	26,831	9.05%

Other assets	32,113			27,158			16,119

Total assets	$555,399			$424,174			$312,737

Interest-bearing liabilities:
Deposits:
NOW and money market	$102,427	1,342	1.31%	$80,695	2,135	2.65%	$52,144	2,079	3.99%
Time deposits greater than $100,000	114,971	4,549	3.96%	96,542	5,795	6.00%	68,553	4,282	6.25%
Other time deposits	172,456	6,251	3.62%	155,979	9,063	5.81%	130,752	8,229	6.29%
Borrowings	83,933	3,661	4.36%	21,810	1,041	4.77%	5,086	354	6.96%

Total interest-bearing liabilities	473,787	15,803	3.34%	355,026	18,034	5.08%	256,535	14,944	5.83%

Demand deposits	34,766			25,749			20,932
Other liabilities	2,425			2,351			2,042
Stockholders’ equity	44,421			41,048			33,228

Total liabilities and stockholders’ equity	$555,399			$424,174			$312,737

Net interest income and net interest spread		$17,478	3.02%		$13,332	2.82%		$11,887	3.22%

Net interest margin			3.34%			3.36%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.45%			111.83%			115.62%

RATE/VOLUME ANALYSIS

     The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended			Year Ended
	December 31, 2002 vs. 2001			December 31, 2001 vs. 2000

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans	$5,679	$(6,282)	$(603)	$6,981	$(4,040)	$2,941
Investment securities available for sale	2,825	(244)	2,581	617	(30)	587
Investment securities held to maturity	442	(67)	375	1,087	265	1,352
Other	(121)	(317)	(438)	(267)	(78)	(345)

Total interest income	8,825	(6,910)	1,915	8,418	(3,883)	4,535

Interest expense:
Deposits:
NOW and money market	430	(1,223)	(793)	947	(891)	56
Time deposits greater than $100,000	918	(2,164)	(1,246)	1,714	(201)	1,513
Other time deposits	777	(3,589)	(2,812)	1,527	(693)	834
Borrowings	2,837	(217)	2,620	981	(294)	687

Total interest expense	4,962	(7,193)	(2,231)	5,169	(2,079)	3,090

Net interest income increase (decrease)	$3,863	$283	$4,146	$3,249	$(1,804)	$1,445

RESULTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

     Net Income. Our net income for 2002 was $3.2 million, an increase of $1.1 million from net income of $2.1 million earned in 2001. Net income per share was $.37 basic and $.35 diluted for the year ended December 31, 2002, up from $.24 basic and $.23 diluted for 2001. We have continued to experience strong growth, with total assets averaging $555.4 million during the current year as compared to $424.2 million in 2001, an increase of 30.9%. Our percentage growth in net interest income after provision for loan losses of 43.7% exceeded our rate of asset growth, outpacing our 32.4% increase in non-interest expenses, which approximated our rate of asset growth. In absolute terms, our net interest income after provision for loan losses increased by $4.8 million and our non-interest income grew by $525,000, well exceeding the increase of $3.6 million in non-interest expenses. Largely as a result of a lower level of net loan charge-offs in 2002, our provision for loan losses for the year of $1.7 million was $665,000 lower than the provision of $2.3 million made for 2001. Interest rates, which declined dramatically during 2001, were more stable at lower levels during 2002. This interest rate environment, combined with our growth in interest-earning assets, yielded an increase of $4.2 million in net interest income. Our expense growth included a full year of costs for the two new branches opened in 2001 and a partial year’s costs for the new branch opened in 2002, as well as personnel costs associated with expansion of our business. These expenses represent investments in building our franchise, but their initial effect is to dampen earnings.

     Net Interest Income. During 2002, our net interest income increased by $4.2 million or 31.1% to $17.5 million. Our growth in interest income was the result of growth in our overall level of average earning assets. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. This affected our net interest income dramatically in 2001. In 2002, however, interest rates were relatively stable at lower levels throughout the year. As a result, the sustained lower rates affected our funding costs more than it did our asset yields, resulting in a 20 basis point increase in our interest rate spread with a decline of only 2 basis points in our net interest margin. Average total interest-earning assets increased $126.3 million, or 31.8%, during 2002 as compared to 2001, while our average yield dropped by 154 basis points from 7.90% to 6.36%. Our average total interest-bearing liabilities increased by $118.8 million, or 33.5%, consistent with our increase in interest-earning assets. With rates sustained at lower levels, our average cost of interest-bearing liabilities decreased by 174 basis points from 5.08% to 3.34%, resulting in the 20 basis point increase in our interest rate spread described above. For the year ended December 31, 2002, our net interest spread was 3.02% and our net interest margin was 3.34%. For the year ended December 31, 2001, our net interest spread was 2.82% and our net interest margin was 3.36%.

     Provision for Loan Losses. We recorded a $1.7 million provision for loan losses for the year ended December 31, 2002, representing a decrease of $665,000 from the $2.3 million provision we made for the year ended December 31, 2001. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” We have continued to increase the level of our allowance for loan losses principally as a result of the continued growth in our loan portfolio. Total loans receivable increased by $61.7 million during 2002, and by $78.1 million during 2001. Our reduced provision for loan losses for the current year was made largely in response the lower total of loan growth and to a decrease in net loan charge-offs, which totaled $713,000 during 2002, down from $1.2 million 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .18% for the year ended December 31, 2002 as compared with .38% for the year ended December 31, 2001. Southeastern Acceptance Corporation, as a stand-alone entity, experienced loan charge-offs of $406,000 in 2002, an increase of $116,000 from $290,000 in 2001 and represented 3.7% and 4.1% of average loans, respectively. Nonperforming loans totaled $1.8 million or .43% of total loans at December 31, 2002, as compared with $894,000 or .25% of total loans at December 31, 2001. The allowance for loan losses at December 31, 2002 of $6.3 million represents 1.50% of total loans and 348% of nonperforming loans. The allowance for loan losses at December 31, 2001 of $5.4 million equaled 1.50% of total loans outstanding at that date.

     Non-Interest Income. For the year ended December 31, 2002, non-interest income increased $525,000 or 15.4% to $3.9 million from $3.4 million for the prior year. This favorable increase resulted from factors that include an increase of $242,000, or 27.5% to $1.1 million, in service charges and fees on deposit accounts as a result of deposit growth and an increase of $301,000, or 29.8% to $1.3 million, in income from the origination of residential mortgage loans sold into the secondary market. We also generated an increase of $140,000 in investment brokerage fees and gains of $70,000 from sales of investment securities available for sale. In aggregate, the increased level of core non-interest income more than offset the effects of nonrecurring income of $383,000 realized in 2001 from an interest rate floor contract.

     Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. For 2002 our ratio was 2.66%, up slightly from a ratio of 2.63% in 2001. Because of our continued strong growth we have continued to see increases in every major component of our non-interest expenses. For the year ended December 31, 2002, our non-interest expense increased $3.6 million, or 32.4%. Salary and employee benefit expense increased $2.2 million, or 40.8%, and reflects the addition of personnel associated with branch expansion, additions of personnel to expand our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $441,000, or 21.3%, reflecting the expenses associated with our continued branch expansion and investments in technology to support our banking operations. Other non-interest expenses increased $930,000, or 25.9%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts.

     Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% for each of the years ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

     Net Income. Our net income for 2001 was $2.1 million, a decrease of $311,000 below net income of $2.4 million earned in 2000. Net income per share was $.25 basic and $.24 diluted for the year ended December 31, 2001, down from $.31 basic and $.30 diluted for 2000. We continued to experience strong growth in 2001, with total assets averaging $424.2 million during the current year as compared to $312.7 million in 2000, an increase of 35.6%. Our percentage growth in non-interest income of 54.8% exceeded our rate of asset growth, while our 28.0% increase in non-interest expenses was below our rate of asset growth. While such trends generally contribute to improved profitability, their positive effects were more than offset by an increase in our 2001 provision for loan losses coupled with the effects of declining interest rates that caused our interest rate spread and net yield on average interest earning assets to decline by 40 basis points and 65 basis points, respectively. As a result, our 2001 increases of $1.4 million in net interest income and $1.2 million in non-interest income were not enough to overcome the combined impact of increases of $840,000 in our provision for loan losses and $2.4 million in our non-interest expenses. Our expense growth included the costs of two new branches and additional branch personnel, as well as personnel costs associated with expansion of our business. While these expenses represent investments in building our franchise, they are initially a drag on earnings. Also contributing to the decline in earnings per share was the increase in shares outstanding as result of our sale of 344,118 shares of common stock early in 2001.

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

     Provision for Loan Losses. We recorded a $2.3 million provision for loan losses for the year ended December 31, 2001, representing an increase of $840,000 over the $1.5 million provision we made for the year ended December 31, 2000. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” We have continued to increase the level of our allowance for loan losses principally as a result of the continued growth in our loan portfolio. Total loans receivable increased by $78.1 million during 2001, and by $81.8 million during 2000. Our higher provision for loan losses for 2001 was made largely in response to an increase in net loan charge-offs, which totaled $1.2 million during 2001, up from $210,000 during the year ended December 31, 2000. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .38% for the year ended December 31, 2001 as compared with .09% for the year ended December 31, 2000. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. The increase in our net charge-offs reflects the relatively higher charge-offs associated with our consumer finance subsidiary, as well as the maturation of our loan portfolio. During 2001, our consumer finance subsidiary had net loan charge-offs of $290,000, which was consistent with our budgeted level for that line of business. On a stand-alone basis, the rate of net loan charge-offs to average loans outstanding in our bank was .29%, which we believe reflects the maturation and seasoning of our loan portfolio. Nonperforming loans totaled $894,000 or .25% of total loans at December 31, 2001, up from $276,000 or .10% of total loans at December 31, 2000. The allowance for loan losses at December 31, 2001 of $5.4 million represents 1.50% of total loans and 604% of nonperforming loans. The allowance for loan losses at December 31, 2000 of $4.3 million equaled 1.52% of total loans outstanding at that date.

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

     Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% and 37.8%, respectively, for the years ended December 31, 2001 and 2000. The decline in the effective rate for the current period principally results from a higher level of investments that are not subject to state income taxes.

LIQUIDITY

     Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

     The term “liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

     Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the company’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

     Because of our continued growth and the availability of relatively low cost funding sources, we have maintained a high level of liquidity in the form of federal funds sold and investment securities. These aggregated $152.8 million at December 31, 2002, compared to $88.1 million and $80.3 million at December 31, 2001 and 2000, respectively. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $27 million. We also have the ability to borrow up to $89.0 million, as of December 31, 2002, from the Federal Home Loan Bank of Atlanta, with $75.5 million outstanding as of that date. At December 31, 2001 we had FHLB borrowings outstanding of $35 million. Funding costs have been low during 2002, and we have taken advantage of favorable interest rates offered by the FHLB to provide funding for increased investments. We also had repurchase agreements with a total outstanding balance of $20.2 million at December 31, 2002. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $100 million from various institutions. The repurchases must be adequately collateralized. At December 31, 2002, our outstanding commitments to extend credit consisted of loan commitments of $31.5 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $37.6 million, $30.6 million and $11.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

     Throughout our six-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 65% of our total deposits at December 31, 2002, down slightly from 66% at December 31, 2001. Brokered and out-of-market deposits totaled $115.7 million at year-end 2002 and $61.0 million at year-end 2001, which comprised 25.8% and 15.5% of total deposits, respectively. Certificates of deposit of $100,000 or more represented 29.3% of our total deposits at December 31, 2002 and 28.4% at December 31, 2001. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise comes from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Certificates of deposit of $100,000 or more, exclusive of these relationships, constituted 27.8% of our total deposits at December 31, 2002. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In the normal course of business there are various outstanding contractual obligations of the company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the company outstanding as of December 31, 2002.

	Payments Due by Period

		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

			(In thousands)
Short-term borrowings	$40,706	$40,706	$—	$—	$—
Long-term debt	55,000	—	15,000	10,000	30,000
Convertible preferred securities	17,250	—	—	—	17,250
Construction of operation properties	501	501	—	—	—
Operating leases	2,331	404	834	501	592

Total contractual cash obligations excluding deposits	115,788	41,611	15,834	10,501	47,842
Deposits	449,216	378,805	42,014	28,397	—

Total contractual cash obligations	$565,004	$420,416	$57,848	$38,898	$47,842

     The following table reflects other commitments of the company outstanding as of December 31, 2002.

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$37,450	$—	$—	$—	$37,450
Other commitments and credit lines	48,453	40,993	957	964	5,539
Undisbursed portion of construction loans	24,749	15,531	3,740	1,147	4,331
Fixed rate mortgage loan commitments	21	—	—	—	21
Adjustable rate mortgage loan commitments	107	16	8	20	63

Total other commitments	$110,780	$56,540	$4,705	$2,131	$47,404

CAPITAL RESOURCES

     Stockholders’ equity at December 31, 2002 was $47.5 million. At that date, our capital to asset ratio was 7.8%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2002 was 12.07%.

     The bank and the company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2002, the company exceeded its regulatory capital requirements.

	At December 31, 2002

	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement

Total risk-based capital ratio	13.78%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.07%	4.00%	6.00%
Leverage ratio	9.84%	4.00%	5.00%

     In February of 2002, Southern Community Capital Trust I (the “Trust”), a newly formed subsidiary of the company, issued 1,725,000 convertible preferred securities (the “Securities”), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities began paying distributions quarterly on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.26 (the “Conversion Price”) or approximately 1.211 shares of the company’s common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from the company under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the securities was to infuse capital to our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

ASSET/LIABILITY MANAGEMENT

     Our results of operations depend substantially on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. We adhere to a Board-approved asset/liability management policy that provides guidelines for controlling, monitoring, and reporting exposure to interest rate risk. Our policy is to manage the company’s net interest income exposure by measuring the impact of changing interest rate environments and adjusting the mix of assets and liabilities to provide an acceptable return within established risk limits. Net interest income simulation and gap reports in conjunction with other tools are utilized to measure and monitor interest rate risk.

     When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in securities, primarily securities issued by governmental agencies and mortgage-backed securities. The securities portfolio contributes to profitability and plays an important part in our overall interest rate risk management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or for borrowings.

     In reviewing the needs of our bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including income simulations and gap analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model as of October 31, 2002, we would expect an increase in net interest income of $1.7 million if interest rates increase from current rates by 200 basis points over the next twelve months, and a decrease in net interest income of $800,000 if interest rates decrease from current rates by 100 basis points over the next twelve months.

     The analysis of interest rate gap (the difference between the amount of interest-earning assets and interest-bearing liabilities re-pricing or maturing during a given period of time) is another standard tool we use to measure exposure to interest rate risk. We believe that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

     Our balance sheet was asset-sensitive at December 31, 2002 in the three-month horizon and liability-sensitive in the one-year period. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could deteriorate initially followed by improvement, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

     The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2002 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market and NOW deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market and NOW deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2002

		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total

		(Dollars in thousands)
Interest-earning assets
Loans and loans held for sale	$233,157	$24,769	$257,926	$164,012	$421,938
Investment securities available for sale	10,160	5,729	15,889	81,041	96,930
Investment securities held to maturity	9,000	5,000	14,000	30,749	44,749
Federal funds sold	11,084	—	11,084	—	11,084

Total interest-earning assets	$263,401	$35,498	$298,899	$275,802	$574,701

Interest-bearing liabilities
Deposits:
Money market and NOW deposits	$115,981	$—	$115,981	$—	$115,981
Time deposits greater than $100,000	29,180	57,152	86,332	45,179	131,511
Other time deposits	50,027	84,597	134,624	25,231	159,855
Borrowings	20,180	30,526	50,706	45,000	95,706

Total interest-bearing liabilities	$215,368	$172,275	$387,643	$115,410	$503,053

Interest sensitivity gap per period	$48,033	$(136,777)	$(88,744)	$160,392	$71,648
Cumulative gap	$48,033	$(88,744)	$(88,744)	$71,648	$71,648
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	122.30%	77.11%	77.11%	114.24%	114.24%

MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2002.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2002 Occurring in the Indicated Year

								Average
						Beyond		Interest	Estimated
	2003	2004	2005	2006	2007	Five Years	Total	Rate	Fair Value

	(Dollars in thousands)
FINANCIAL ASSETS
Federal funds sold	$11,084	$—	$—	$—	$—	$—	$11,084	1.07%	$11,084
Investment securities(1)(2)	29,889	2,340	4,429	—	—	105,021	141,679	5.84%	142,249
Loans(3):
Fixed rate	37,884	14,966	20,333	18,160	41,000	36,968	169,311	6.41%	169,936
Variable rate	85,941	16,683	15,122	21,773	36,050	77,058	252,627	4.65%	253,037

Total	$164,798	$33,989	$39,884	$39,933	$77,050	$219,047	$574,701	5.70%	$576,306

FINANCIAL LIABILITIES
Money market and NOW deposits	$57,993	$23,197	$17,398	$11,599	$5,794	$—	$115,981	.80%	$115,981
Time deposits	220,956	26,018	15,996	12,840	15,556	—	291,366	3.14%	291,631
Convertible preferred securities	—	—	—	—	—	17,250	17,250	7.25%	18,458
Borrowings	45,706	10,000	10,000	5,000	20,000	5,000	95,706	3.25%	94,099

Total	$324,655	$59,215	$43,394	$29,439	$41,350	$22,250	$520,303	2.80%	$520,169

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.

(2)	Callable securities and borrowings with favorable market rates at December 31, 2002 are assumed to mature at their call dates for purposes of this table.

(3)	Includes nonaccrual loans but not the allowance the loan losses.

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

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$8,917	$8,656	$8,165	$7,543	$7,399	$8,080	$7,820	$8,067
Interest expense	3,879	3,954	4,029	3,941	3,875	4,564	4,751	4,844

Net interest income	5,038	4,702	4,136	3,602	3,524	3,516	3,069	3,223
Provision for loan losses	475	400	420	360	820	625	440	435

Net interest income after provision for loan losses	4,563	4,302	3,716	3,242	2,704	2,891	2,629	2,788
Non-interest income	1,273	1,008	884	762	785	784	1,001	832
Non-interest expense	4,191	3,871	3,573	3,146	2,858	2,890	2,738	2,676

Income before income taxes	1,645	1,439	1,027	858	631	785	892	944
Income taxes	594	503	354	304	228	278	285	356

Net income	$1,051	$936	$673	$554	$403	$507	$607	$588

Per share data(1):
Net income:
Basic	$.12	$.11	$.08	$.06	$.05	$.06	$.07	$.07
Diluted	.12	.10	.07	.06	.04	.05	.07	.07
Common stock price:
High	$7.36	$7.10	$7.62	$9.76	$8.24	$7.26	$7.49	$8.16
Low	6.10	5.48	6.24	5.82	4.76	6.17	6.58	6.69

(1)	Per share data has been adjusted to reflect the dilutive effects of 5% stock dividends in both 2001 and 2002.

Lending Activities

     General. We provide to our customers residential, commercial and construction loans secured by real estate, as well as a full range of short- to medium-term commercial and industrial, Small Business Administration guaranteed and personal loans, both secured and unsecured. We have implemented loan policies and procedures that establish the basic guidelines governing our lending operations. Generally, those guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. We have focused our lending activities on the types of loans that we believe will be most in demand by our target customers, as presented in the loan portfolio composition tables below:

	At December 31,

	2002		2001		2000

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Residential mortgage loans	$118,572	28.1%	$105,357	29.2%	$84,280	29.9%
Commercial mortgage loans	137,812	32.7%	89,354	24.8%	59,410	21.0%
Construction loans	64,500	15.3%	61,558	17.1%	52,800	18.7%
Commercial and industrial loans	71,948	17.0%	77,820	21.6%	60,280	21.4%
Loans to individuals	29,106	6.9%	26,199	7.3%	25,391	9.0%

Subtotal	421,938	100.0%	360,288	100.0%	282,161	100.0%

Less: Allowance for loan losses	(6,342)		(5,400)		(4,283)

Net loans	$415,596		$354,888		$277,878

	At December 31,

	1999		1998

		Percent		Percent
	Amount	of Total	Amount	of Total

		(Dollars in thousands)
Residential mortgage loans	$65,399	32.6%	$41,261	32.5%
Commercial mortgage loans	38,293	19.1%	26,077	20.5%
Construction loans	32,427	16.2%	16,569	13.0%
Commercial and industrial loans	44,563	22.3%	30,208	23.8%
Loans to individuals	19,630	9.8%	12,980	10.2%

Subtotal	200,312	100.0%	127,095	100.0%

Less: Allowance for loan losses	(3,013)		(1,905)

Net loans	$197,299		$125,190

     The following table presents at December 31, 2002 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, that mature after one year:

	At December 31, 2002

	Due within		Due after one year		Due after
	one year		but within five years		five years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				(Dollars in thousands)
Loans:
Residential mortgage	$13,136	5.75%	$29,354	6.97%	$75,929	4.77%	$118,419	5.42%
Commercial mortgage	9,667	5.25%	84,448	5.84%	43,185	6.00%	137,300	5.85%
Construction	45,169	5.68%	15,770	4.52%	3,135	4.55%	64,074	5.34%
Commercial and industrial	36,759	4.75%	24,034	5.62%	10,848	4.01%	71,641	4.93%
Individuals	8,966	6.57%	18,712	14.54%	1,003	6.23%	28,681	11.76%

Total	113,697	5.42%	172,318	6.83%	134,100	5.11%	420,115	5.90%
Nonaccrual loans	934		852		37		1,823

Loans, gross	$114,631		$173,170		$134,137		$421,938

     The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

     Real Estate Loans. Real estate loans represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one to four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $319.8 million at December 31, 2002, representing 75.8% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

     We pursue an aggressive policy of evaluation and monitoring on any real estate loan that becomes troubled, including reappraisal when appropriate. We recognize and reserve for potential exposures as soon as we identify them. However, the pace of absorption of real properties is affected both by each property’s individual nature and characteristics, the status of the real estate market at the time, general economic conditions and other factors that could adversely affect our volume of non-performing real estate loans and our ability to dispose of foreclosed properties without loss.

     Residential Mortgage Loans. Many of the fixed rate one to four family owner occupied residential mortgage loans that we make are originated for the account of third parties. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association — conforming loans for the account of third parties. Many of these loans are closed by the third party and therefore are not shown in our financial statements. In addition, during 2002 we began to originate loans for sale in the secondary market. Residential mortgage loans held for sale totaled $4.9 million at December 31, 2002. We receive income from residential mortgage loans originated for others or for sale in the secondary market, with such fees aggregating $1.3 million for the year ended December 31, 2002 and $1.0 million for the year ended December 31, 2001. We anticipate that we will continue to be an active originator of residential loans for sale and for the account of third parties.

     Residential loans are generated through our in-house staff as well as the bank’s existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one to four family residences and on home equity credit lines. Our residential mortgage loans totaled $118.6 million at December 31, 2002, and included $53.9 million in one-to-four family permanent mortgage loans, $54.0 million in outstanding advances under home equity credit lines, and $10.7 million of other loans secured by residential real estate. Of our residential mortgage loans, 61% have variable rates of interest while 39% have fixed interest rates. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

     Commercial Mortgage Loans. Our commercial mortgage loans totaled $137.8 million at December 31, 2002. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years. Of our commercial mortgage loans, 39% have variable rates of interest while 61% have fixed interest rates.

     Construction Loans. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower), and we provide construction financing to builders. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $64.5 million at December 31, 2002.

     Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2002, our commercial loan portfolio equaled $71.9 million or 17.1% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the bank requires personal guarantees and secondary sources of repayment.

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

     Loan Approvals. Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the type of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

     Individual lending authorities are established by the Board of Directors as periodically requested by Management. All individual lending authorities are reviewed and approved at least annually by the Board of Directors.

     The Board Loan Committee consists of the CEO, President, Managing SVP of Commercial Lending, VP in charge of Credit Administration, and four outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests in excess of $3.0 million. As of December 31, 2002, the legal lending limit for the bank was approximately $9.1 million.

ASSET QUALITY

     We consider asset quality to be of primary importance. We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrowers risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. As part of the loan review function, we use a third party professional to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. We also give consideration to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

     Our policy in regard to past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

     The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans	$1,823	$894	$276	$—	$15
Restructured loans	—	—	—	—	—

Total nonperforming loans	1,823	894	276	—	15
Real estate owned	383	347	4	—	—

Total nonperforming assets	$2,206	$1,241	$280	$—	$15

Accruing loans past due 90 days or more	$—	$—	$15	$7	$—
Allowance for loan losses	6,342	5,400	4,283	3,013	1,905
Nonperforming loans to period end loans	.43%	.25%	.10%	.00%	.01%
Allowance for loan losses to period end loans	1.50%	1.50%	1.52%	1.50%	1.50%
Allowance for loan losses to nonperforming loans	348%	604%	1,552%	NM	12,700%
Nonperforming assets to total assets	.36%	.26%	.07%	.00%	.01%

     Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2002, we had identified $6.3 million of potential problem loans.

     At December 31, 2002, we had $1.8 million of nonaccrual loans. At that time, the largest nonaccrual balance to any one borrower was $475,000, with the average balance for the 68 nonaccrual loans being $26,820. Interest on nonaccrual loans foregone was approximately $110,000 for the year ended December 31, 2002, $60,000 for the year ended December 31, 2001 and $4,000 for the year ended December 31, 2000. Subsequent to December 31, 2002, a loan of $2.0 million to a country club was placed in nonaccrual status as a result of the borrower’s filing for reorganization under Chapter 11 of the bankruptcy code. However, the bank has a secured position and management believes there will be no significant loss associated with this credit.

     Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2002 real estate owned totaled $383,000 or .06% of total assets, and consisted of four commercial and residential properties. We have reviewed recent appraisals of these properties and believe that their fair value, less estimated costs to sell, exceed their carrying value.

Analysis of Allowance for Loan Losses

     Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews our loan portfolio, conducts an evaluation of our credit quality and reviews our computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. Because we have a limited history of our own, we also consider the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.

     We use our risk grading program, as described under “ASSET QUALITY,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditor and by an independent professional. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

     We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

     Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve of up to 20% is generally allocated to each of these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

     Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 1997 and December 31, 2002, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans — 28.1% to 34.4%; commercial mortgage loans — 19.0% to 32.7%; construction loans — 12.0% to 18.7%; commercial and industrial loans — 17.0% to 24.6%; and loans to individuals — 6.9% to 10.2%. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Our percentage of net loan charge-offs to average loans outstanding was .38% for the year ended December 31, 2001. The higher level of net loan charge-offs during 2001 was a significant factor contributing to the increased provision for loan losses compared to 2000. Our percentage of net loan charge-offs to average loans outstanding dropped to .18% for 2002, and as a result our provision for loan losses for the year was reduced from the 2001 amount. Our allowance for loan losses at December 31, 2002 of $6.3 million represents 1.50% of total loans and 348% of nonperforming loans. As discussed under “Nonperforming Assets,” subsequent to the end of 2002 a loan in the amount of $2.0 million has been placed on nonaccrual status. If this loan had been classified as nonaccrual at December 31, 2002, our percentage of nonperforming loans to total loans would have increased from .43% to.91%.

     The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, we maintain an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At December 31,

	2002		2001		2000

		% of Total		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans (1)

	(Dollars in thousands)
Residential mortgage loans	$350	28.1%	$550	29.2%	$350	29.9%
Commercial mortgage loans	1,500	32.7%	825	24.8%	525	21.0%
Construction loans	1,100	15.3%	1,000	17.1%	900	18.7%
Commercial and industrial loans	1,000	17.0%	1,100	21.6%	900	21.4%
Loans to individuals	1,225	6.9%	925	7.3%	650	9.0%
Unallocated	1,167	—%	1,000	—%	958	—%

Total	$6,342	100.00%	$5,400	100.0%	$4,283	100.0%

	At December 31,

	1999		1998

		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in thousands)
Residential mortgage loans	$125	32.6%	$125	32.5%
Commercial mortgage loans	425	19.1%	375	20.5%
Construction loans	750	16.2%	250	13.0%
Commercial and industrial loans	725	22.3%	450	23.8%
Loans to individuals	225	9.8%	225	10.2%
Unallocated	763	—%	480	—%

Total	$3,013	100.0%	$1,905	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

     The following table presents for the periods indicated information regarding changes in our allowance for loan losses:

	At or for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of period	$5,400	$4,283	$3,013	$1,905	$725

Charge-offs:
Residential mortgage loans	82	115	—	28	—
Commercial mortgage loans	—	53	—	—	—
Construction loans	113	—	—	—	20
Commercial and industrial loans	90	416	122	5	—
Loans to individuals	473	663	90	14	2

Total charge-offs	758	1,247	212	47	22

Recoveries:
Construction loans	—	—	—	20	—
Commercial and industrial loans	15	29	1	—	—
Loans to individuals	30	15	1	—	2

Total recoveries	45	44	2	20	2

Net charge-offs	(713)	(1,203)	(210)	(27)	(20)
Provision for loan losses	1,655	2,320	1,480	1,135	1,200

Balance at end of period	$6,342	$5,400	$4,283	$3,013	$1,905

Total loans outstanding	$421,938	$360,288	$282,161	$200,312	$127,095
Average loans outstanding	$395,745	$318,696	$240,888	$160,718	$89,442
Allowance for loan losses to loans outstanding	1.50%	1.50%	1.52%	1.50%	1.50%
Ratio of net loan charge-offs to average loans outstanding	.18%	.38%	.09%	.02%	.02%

Investment Activities

     Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity. We account for investment securities as follows:

     •     Held to Maturity. Debt securities for which we have the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method that approximates the level interest yield method over the estimated remaining term of the underlying security.

     •     Available for Sale. Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. We carry these investments at market value, which we generally determine using published quotes as of the close of business. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income or loss in stockholders’ equity until realized.

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

     The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
December 31, 2002
Securities available for sale:
U.S. Government agencies	$21,254	$901	$—	$22,155
Mortgage-backed	67,618	1,802	—	69,420
Other	5,355	—	—	5,355

	$94,227	$2,703	$—	$96,930

Securities held to maturity:
U.S. Government agencies	$44,000	$540	$—	$44,540
Mortgage-backed	421	22	—	443
Municipals	328	8	—	336

	$44,749	$570	$—	$45,319

December 31, 2001
Securities available for sale:
U.S. Government agencies	$22,172	$1,162	$—	$23,334
Mortgage-backed	4,271	147	—	4,418
Other	2,926	—	—	2,926

	$29,369	$1,309	$—	$30,678

Securities held to maturity:
U.S. Government agencies	$33,500	$664	$2	$34,162
Mortgage-backed	1,029	34	—	1,063

	$34,529	$698	$2	$35,225

December 31, 2000
Securities available for sale:
U.S. Government agencies	$31,663	$480	$50	$32,093
Mortgage-backed	5,970	83	6	6,047
Other	865	—	—	865

	$38,498	$563	$56	$39,005

Securities held to maturity:
U.S. Government agencies	$18,535	$196	$34	$18,697
Mortgage-backed	1,709	19	6	1,722

	$20,244	$215	$40	$20,419

     The following table presents the carrying values, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2002:

			Weighted
	Amortized	Fair	Average/
	Cost	Value	Yield

	(Amounts in thousands)
Securities available for sale:
U.S. Government agencies
Due within one year	$500	$514	5.84%
Due after one but within five years	7,000	7,376	6.61%
Due after five but within ten years	3,701	4,105	6.30%
Due after ten years	10,053	10,160	6.78%

	21,254	22,155	6.61%

Mortgage-backed
Due after one but within five years	93	112	4.63%
Due after five but within ten years	2,586	2,737	6.13%
Due after ten years	64,939	66,571	5.28%

	67,618	69,420	5.32%

Other
Due after ten years	5,355	5,355	3.91%

Total securities available for sale
Due within one year	500	514	5.84%
Due after one but within five years	7,093	7,488	6.58%
Due after five but within ten years	6,287	6,842	6.23%
Due after ten years	80,347	82,086	5.38%

	$94,227	$96,930	5.54%

Securities held to maturity:
U. S. Government agencies
Due within one year	$1,000	$1,001	6.00%
Due after one but within five years	5,000	5,202	6.91%
Due after ten years	38,000	38,337	5.94%

	44,000	44,540	6.05%

Mortgage-backed
Due after one but within five years	180	201	5.57%
Due after five but within ten years	241	242	7.25%

	421	443	6.53%

State and local governments(1)
Due after one but within five years	328	336	5.44%

Total securities held to maturity
Due within one year	1,000	1,001	6.00%
Due after one but within five years	5,508	5,739	6.78%
Due after five but within ten years	241	242	7.25%
Due after ten years	38,000	38,337	5.94%

	$44,749	$45,319	6.05%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

     At December 31, 2002, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the bank’s stockholders’ equity.

Derivative Financial Instruments

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

     We have also used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At December 31, 2002, swap derivatives with a total notional value of $35.0 million, with terms ranging up to three years, were outstanding.

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

     The following table sets forth certain information concerning our interest rate swaps at December 31, 2002:

Type	(Dollars in thousands)

Receive fixed swaps (notional amounts)	$35,000
Receive rate	6.46%
Pay rate (daily average prime)	4.25%
Fair value	$1,409

Year-to-date Activity

Balance, December 31, 2001	$—
Additions	50,000
Maturities/amortizations	—
Sales/terminations	(15,000)

Balance, December 31, 2002	$35,000

Maturity Schedule

One to five years	$35,000

     The $35.0 million notional amount of interest rate swaps outstanding at December 31, 2002 are being used to hedge prime-rate based commercial loans. We do not utilize derivatives for trading purposes.

     Although off-balance sheet derivative financial instruments do not expose the company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2002, our interest rate swaps reflected an unrealized gain of $1.4 million, which included unrealized gains from the early termination of derivatives in the amount of $156,000. This gain is being amortized into income over the life of the original contract term.

     Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2002, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions we hold.

Sources of Funds

Deposit Activities

     We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out of market deposits as funding sources. As of December 31, 2002, we have $59.6 million of brokered deposits and $56.1 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Interest-bearing NOW and money market accounts	$102,427	1.31%	$80,695	2.65%	$52,144	3.99%
Time deposits greater than $100,000	114,971	3.96%	96,542	6.00%	68,553	6.25%
Other time deposits	172,456	3.62%	155,979	5.81%	130,752	6.29%

Total interest-bearing deposits	389,854	3.11%	333,216	5.10%	251,449	5.80%
Demand and other non-interest-bearing deposits	34,766		25,749		20,932

Total average deposits	$424,620	2.86%	$358,965	4.73%	$272,381	5.36%

     The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2002:

At December 31, 2002

(In thousands)
Remaining maturity:
Less than three months	$29,180
Three to six months	35,976
Six to twelve months	21,176
Over twelve months	45,179

Total	$131,511

Borrowings

     As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. As set forth in the following table, outstanding advances at December 31, 2002 totaled $75.5 million, and are secured by loans with a carrying amount of $92.2 million, which approximates market value, and investment securities with a market value of $55.4 million. Available additional borrowings, based on the collateral value of these assets, was $36.5 million at December 31, 2002.

	Interest
Year of Maturity	Rate	Amount

		(In thousands)
2003	3.13%	$20,526
2004	5.35%	10,000
2005	3.74%	5,000
2006	—%	—
2007	3.13%	10,000
Thereafter	3.79%	30,000

		$75,526

     In addition to the Federal Home Loan Bank advances, we also had a repurchase agreement with an outstanding balance of $20.2 million at December 31, 2002. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The bank has repurchase lines of credit aggregating $100.0 million from various institutions. The repurchases must be adequately collateralized.

     In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $27.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had no borrowings outstanding under these lines as of December 31, 2002.

     Borrowings that are scheduled to be repaid within one year are classified as short-term borrowings. For 2002 and 2001, average outstanding short-term borrowings were $35.1 million and $6.8 million, respectively, the largest balances outstanding at any month end were $50.0 million and $22.7 million, respectively, and the average interest rate paid during the year was 3.62% for 2002 and 4.15% for 2001.

     In February of 2002, Southern Community Capital Trust I (the “Trust”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (the “Securities”), generating total proceeds of $17.3 million. The Securities pay distributions at an annual rate of 7.25% and mature on March 31, 2032. The Securities began paying distributions quarterly on March 31, 2002. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.26 (the “Conversion Price”) or approximately 1.211 shares of the company’s common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of our common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures is to infuse capital to our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the bank’s status as “well capitalized” under regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

     A discussion of recent accounting pronouncements is presented in Note 2 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. SFAS No. 146 will be effective for exit or disposal activities initiated by the company after December 31, 2002. This statement is not expected to have a material impact on the company’s consolidated financial statements upon adoption.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the company with the Securities and Exchange Commission and the bank with the Federal Reserve Bank from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the company’s operations, pricing, products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “MARKET RISK” under Item 6.

Item 8. Financial Statements

The information required by this item is filed herewith.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiaries
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC

Sanford, North Carolina
January 17, 2003

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$16,632	$18,878
Federal funds sold	11,084	22,926
Investment securities (Note 3)
Available for sale, at fair value	96,930	30,678
Held to maturity (estimated fair value of $45,319 and $35,225 at December 31, 2002 and 2001, respectively)	44,749	34,529
Loans (Note 4)	421,938	360,288
Allowance for loan losses (Note 5)	(6,342)	(5,400)

Net Loans	415,596	354,888
Premises and equipment (Note 6)	15,962	12,111
Other assets	11,286	7,210

Total Assets	$612,239	$481,220

Liabilities and Stockholders’ Equity
Deposits
Demand	$41,869	$36,202
Money market and NOW	115,981	95,904
Time (Note 7)	291,366	260,745

Total Deposits	449,216	392,851
Short-term borrowings (Note 8)	40,706	19,980
Long-term debt (Note 8)	55,000	25,000
Convertible preferred securities (Note 9)	17,250	—
Other liabilities	2,528	938

Total Liabilities	564,700	438,769

Stockholders’ Equity (Notes 9 and 14)
Common stock, no par value, 30,000,000 shares authorized; 8,791,683 and 8,354,990 shares issued and outstanding at December 31, 2002 and 2001, respectively	43,123	40,285
Retained earnings	1,830	1,362
Accumulated other comprehensive income	2,586	804

Total Stockholders’ Equity	47,539	42,451

Commitments (Notes 11 and 16)
Total Liabilities and Stockholders’ Equity	$612,239	$481,220

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$25,689	$26,292	$23,351
Investment securities available for sale	4,901	2,320	1,733
Investment securities held to maturity	2,576	2,201	849
Federal funds sold	115	553	898

Total Interest Income	33,281	31,366	26,831

Interest Expense
Money market and NOW deposits	1,342	2,135	2,079
Time deposits	10,800	14,858	12,511
Federal funds purchased and borrowings	3,661	1,041	354

Total Interest Expense	15,803	18,034	14,944

Net Interest Income	17,478	13,332	11,887
Provision for Loan Losses (Note 5)	1,655	2,320	1,480

Net Interest Income After Provision for Loan Losses	15,823	11,012	10,407

Non-Interest Income (Note 13)	3,927	3,402	2,198

Non-Interest Expense
Salaries and employee benefits	7,758	5,510	4,576
Occupancy and equipment	2,508	2,067	1,456
Other (Note 13)	4,515	3,585	2,691

Total Non-Interest Expense	14,781	11,162	8,723

Income Before Income Taxes	4,969	3,252	3,882
Income Tax Expense (Note 12)	1,755	1,147	1,466

Net Income	$3,214	$2,105	$2,416

Net Income Per Share
Basic	$.37	$.24	$.30
Diluted	.35	.23	.29
Weighted Average Shares Outstanding Basic	8,788,295	8,707,678	8,097,552
Diluted	9,085,853	9,043,611	8,450,245

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Amounts in thousands)

Net income	$3,214	$2,105	$2,416

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	1,465	802	941
Tax effect	(565)	(309)	(363)
Reclassification of gains recognized in net income	(70)	—	—
Tax effect	27	—	—

Net of tax amount	857	493	578

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	1,461	—	—
Tax effect	(502)	—	—
Reclassification of gains recognized in net income	(52)	—	—
Tax effect	18	—	—

Net of tax amount	925	—	—

Total other comprehensive income	1,782	493	578

Comprehensive income	$4,996	$2,598	$2,994

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

	(Amounts in thousands, except share data)

Balance at December 31, 1999	6,657,362	$16,643	$14,251	$1,139	$(267)	$31,766
Net income	—	—	—	2,416	—	2,416
Other comprehensive income, net of tax	—	—	—	—	578	578
Common stock issued pursuant to:
Sale of common stock	254,567	636	1,456	—	—	2,092
10% stock split in the form of a dividend	666,503	1,667	—	(1,672)	—	(5)
Stock options exercised	17,547	44	40	—	—	84
Current income tax benefit	—	—	19	—	—	19

Balance at December 31, 2000	7,595,979	18,990	15,766	1,883	311	36,950
Net income	—	—	—	2,105	—	2,105
Other comprehensive income, net of tax	—	—	—	—	493	493
Formation of holding company	—	17,771	(17,771)	—	—	—
Common stock issued pursuant to:
Sale of common stock	344,118	860	1,951	—	—	2,811
5% stock dividend	396,702	2,618	—	(2,626)	—	(8)
Stock options exercised	18,191	46	35	—	—	81
Current income tax benefit	—	—	19	—	—	19

Balance at December 31, 2001	8,354,990	40,285	—	1,362	804	42,451
Net income	—	—	—	3,214	—	3,214
Other comprehensive income, net of tax	—	—	—	—	1,782	1,782
Common stock issued pursuant to:
5% stock dividend	416,601	2,733	—	(2,733)	—	—
Cash paid in lieu of fractional shares	—	—	—	(13)	—	(13)
Stock options exercised	20,092	77	—	—	—	77
Current income tax benefit	—	28	—	—	—	28

Balance at December 31, 2002	8,791,683	$43,123	$—	$1,830	$2,586	$47,539

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Amounts in thousands)

Cash Flows from Operating Activities
Net income	$3,214	$2,105	$2,416

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,337	1,003	628
Provision for loan losses	1,655	2,320	1,480
Realized gain on sales of available for sale securities, net	(70)	—	—
Realized gain on sale of foreclosed assets	(21)	—	—
Change in assets and liabilities:
Increase in other assets	(1,957)	(256)	(2,078)
Increase (decrease) in other liabilities	1,798	(1,695)	1,371

Total Adjustments	2,742	1,372	1,401

Net Cash Provided by Operating Activities	5,956	3,477	3,817

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	11,842	(1,881)	(20,241)
Purchases of:
Available for sale investment securities	(112,297)	(2,061)	(18,186)
Held to maturity investment securities	(43,328)	(35,000)	(9,693)
Proceeds from maturities and calls of:
Available for sale investment securities	26,152	11,190	1,884
Held to maturity investment securities	33,104	20,712	3,616
Proceeds from sales of available for sale investment securities	21,220	—	—
Net increase in loans	(62,667)	(79,330)	(82,059)
Purchases of premises and equipment	(5,066)	(3,407)	(5,167)
Proceeds from sale of foreclosed assets	289	—	—
Purchase of bank-owned life insurance	(557)	(2,000)	—

Net Cash Used by Investing Activities	(131,308)	(91,777)	(129,846)

Cash Flows from Financing Activities
Net increase in deposits	56,365	54,098	119,800
Net decrease in federal funds purchased	—	—	(2,500)
Net increase in borrowings	50,726	38,980	6,000
Proceeds from issuance of convertible preferred securities, net of debt issuance costs	15,923	—	—
Net proceeds from issuance of common stock	105	2,911	2,195
Cash paid in lieu of fractional shares	(13)	(8)	(5)

Net Cash Provided by Financing Activities	123,106	95,981	125,490

Net Increase (Decrease) in Cash and Cash Equivalents	(2,246)	7,681	(539)
Cash and Cash Equivalents, Beginning of Year	18,878	11,197	11,736

Cash and Cash Equivalents, End of Year	$16,632	$18,878	$11,197

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$15,385	$18,269	$14,498
Income taxes paid	1,721	1,530	2,041
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$304	$79	$—
Increase in fair value of securities available for sale, net of tax	857	493	578
Increase in fair value of cash flow hedges, net of tax	925	—	—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(1) ORGANIZATION AND OPERATIONS

In October 2001, Southern Community Financial Corporation (the “Company”) was formed as a holding company for Southern Community Bank and Trust. Upon formation, one share of Southern Community Financial Corporation’s no par value common stock was exchanged for each of the outstanding shares of Southern Community Bank and Trust’s $2.50 par value common stock.

Southern Community Bank and Trust (the “bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996. The bank is engaged in general commercial and retail banking in the Piedmont area of North Carolina, principally Forsyth, Guilford and Yadkin Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation, and on February 2, 2001 the bank became a member of the Federal Reserve System. The bank undergoes periodic examinations by those regulatory authorities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Capital Trust I, a trust for the convertible preferred securities, and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, L.L.C., the managing general partner for Venture Capital Solutions L. P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. Southern Community Financial Corporation and its subsidiaries are collectively referred to herein as the “company.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.”

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2002, the daily average gross reserve requirement was $5.2 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds and mortgage-backed securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower cost or fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The company recognizes certain origination and service release fees upon the sale which are included in non-interest income in the consolidated statement of operations.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 30 years for buildings and 3 — 10 years for furniture and equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less expected cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Unrealized holding gains and losses on derivatives designated as hedges are reported, net of applicable income tax effect, in accumulated other comprehensive income.

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

Per Share Data

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2002 and 2001, and a stock split effected in the form of a 10% stock dividend during 2000. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust-preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the bank.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2002	2001	2000

Weighted average number of common shares used in computing basic net income per share	8,788,295	8,707,678	8,097,552
Effect of dilutive stock options	297,558	335,933	352,69

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,085,853	9,043,611	8,450,245

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data (Continued)

For the years ended December 31, 2002, 2001 and 2000, there were 227,925, 182,952, and 93,450 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. For the year ended December 31, 2002, there were 2,088,371 of antidilutive shares related to the convertible trust preferred securities (see Note 9) since the conversion price exceeded the average market price for the year. These common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	2002	2001	2000

	(Amounts in thousands,
	except per share data)

Net income:
As reported	$3,214	$2,105	$2,416
Deduct: Total stock-based employee compensation expense determined under fair	(447)	(552)	(497)
value method for all awards, net of related tax effects	(447)	(552)	(497)

Pro forma	$2,767	$1,553	$1,919

Basic earnings per share:
As reported	$.37	$.24	$.30
Pro forma	.31	.18	.24
Diluted earnings per share:
As reported	$.35	$.23	$.29
Pro forma	.31	.18	.24

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the company consist of the unrealized gains and losses, net of taxes, in the company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, in the company’s cash flow hedge instruments.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

Accumulated other comprehensive income at December 31, 2002 and 2001 consists of the following:

	2002	2001

	(Amounts in thousands)

Unrealized holding gains — investment securities available for sale	$2,704	$1,309
Deferred income taxes	(1,043)	(505)

Net unrealized holding gains — investment securities available for sale	1,661	804

Unrealized holding gains — cash flow hedge instruments	1,409	—
Deferred income taxes	(484)	—

Net unrealized holding gains — cash flow hedge instruments	925	—

Total accumulated other comprehensive income	$2,586	$804

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the company’s operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the company has no foreign operations or customers.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 is effective for the company beginning on January 1, 2002 and requires that all goodwill and intangible assets with indefinite useful lives (including such assets acquired prior to January 1, 2002) no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets — see below. The adoption of SFAS No. 142 on January 1, 2002 did not affect the company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 also supersedes APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 on January 1, 2002 did not have a significant effect on the company’s financial statements.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of SFAS No. 148 effective for the years presented herein.

(3) INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2002 and 2001:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

Securities available for sale:
U. S. Government agencies	$21,254	$901	$—	$22,155
Mortgage-backed	67,618	1,802	—	69,420
Other	5,355	—	—	5,355

	$94,227	$2,703	$—	$96,930

Securities held to maturity:
U. S. Government agencies	$44,000	$540	$—	$44,540
Mortgage-backed	421	22	—	443
Municipals	328	8	—	336

	$44,749	$570	$—	$45,319

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(3) INVESTMENT SECURITIES (Continued)

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(Amounts in thousands)

Securities available for sale:
U. S. Government agencies	$22,172	$1,162	$—	$23,334
Mortgage-backed	4,271	147	—	4,418
Other	2,926	—	—	2,926

	$29,369	$1,309	$—	$30,678

Securities held to maturity:
U. S. Government agencies	$33,500	$664	$2	$34,162
Mortgage-backed	1,029	34	—	1,063

	$34,529	$698	$2	$35,225

Proceeds from sales and maturities of investment securities during 2002 were $21.2 million and $59.3 million, respectively. Gross gains and losses on those sales and maturities were $101,000 and $31,000, respectively.

Proceeds from maturities of investment securities during 2001 and 2000 were $31.9 million and $5.5 million, respectively. There were no sales of investment securities for 2001 and 2000.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2002 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Amounts in thousands)

Due within one year	$500	$514	$1,000	$1,001
Due after one year through five years	7,000	7,376	5,328	5,539
Due after five years through ten years	3,701	4,105	10,000	10,212
Due after ten years	15,408	15,515	28,000	28,124
Mortgage-backed securities	67,618	69,420	421	443

	$94,227	$96,930	$44,749	$45,319

Securities with carrying values of $7.7 million and $8.3 million and fair values of $10.9 million and $5.0 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2002, securities with carrying values of $52.9 million and fair values of $55.4 million were pledged to secure both the company’s borrowing from the FHLB and repurchase agreements.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(4) LOANS

Following is a summary of loans at December 31, 2002 and 2001:

	2002	2001

	(Amounts in thousands)

Residential mortgage loans	$118,572	$105,357
Commercial mortgage loans	137,812	89,354
Construction loans	64,500	61,558
Commercial and industrial loans	71,948	77,820
Loans to individuals	29,106	26,199

Total	$421,938	$360,288

Loans are primarily made in the Piedmont area of North Carolina, principally Forsyth, Guilford and Yadkin Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Included in residential mortgage loans at December 31, 2002 are loans held for sale totaling approximately $4.9 million. The company had no loans held for sale at December 31, 2001.

The following is a summary of nonperforming assets at December 31, 2002 and 2001:

	2002	2001

	(Amounts in thousands)
Nonaccrual loans	$1,823	$894
Foreclosed assets	383	347

Total	$2,206	$1,241

At December 31, 2002 and 2001, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.8 million and $894,000, respectively, with no corresponding valuation allowances. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $1.3 million and $938,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The company has granted loans to certain directors and executive officers of the company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval. A summary of loans to directors and their interests follows (amounts in thousands):

Loans to directors and officers as a group (12) at December 31, 2001	$9,844
Disbursements during year ended December 31, 2002	4,628
Amounts collected during year ended December 31, 2002	(6,461)

Loans to directors and officers as a group (12) at December 31, 2002	$8,011

At December 31, 2002, the company had pre-approved but unused lines of credit totaling $3.8 million to executive officers, directors and their affiliates.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2002	2001	2000

	(Amounts in thousands)

Balance at beginning of year	$5,400	$4,283	$3,013

Provision charged to operations	1,655	2,320	1,480

Charge-offs	(758)	(1,247)	(212)
Recoveries	45	44	2

Net charge-offs	(713)	(1,203)	(210)

Balance at end of year	$6,342	$5,400	$4,283

(6) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2002 and 2001:

	2002	2001

	(Amounts in thousands)

Land	$2,874	$2,870
Buildings and leasehold improvements	11,052	7,287
Furniture and equipment	5,196	4,112

	19,122	14,269
Less accumulated depreciation	(3,160)	(2,158)

Total	$15,962	$12,111

Depreciation and amortization amounting to $1.2 million in 2002, $1.0 million in 2001 and $616,000 in 2000 is included in occupancy and equipment expense.

During 2002, the company began the construction of a new corporate headquarters. The new headquarters will be a 27,000 square foot facility to be built at a construction cost to the company of approximately $3.8 million on land for which the company paid $400,000, and will be located at 4605 Country Club Road, Winston-Salem, North Carolina. As of December 31, 2002, the company has paid $3.2 million of the costs with estimated completion in the first half of 2003. At December 31, 2002, the company had capitalized interest costs of $169,000 for this construction project.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(7) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $131.5 million and $111.5 million at December 31, 2002 and 2001, respectively. At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total

	(Amounts in thousands)

2003	$86,332	$134,624	$220,956
2004-2005	20,774	21,240	42,014
2006-2007	24,405	3,991	28,396

Total	$131,511	$159,855	$291,366

(8) BORROWINGS

The company has a $89.0 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $92.2 million and pledged investment securities with a market value of $55.4 million.

At December 31, 2002, the company’s fixed rate Federal Home Loan Bank advances of $75.5 million mature through 2012. At December 31, 2002 and 2001, the interest rate on these advances ranged from 1.51% to 5.35% and from 4.15% to 5.35%, respectively. At December 31, 2002 and 2001, the weighted average interest rates on the advances were 3.72% and 4.73%, respectively.

The contractual maturities of the Federal Home Loan Bank advances at December 31, 2002 are as follows:

2002

(Amounts in thousands)

Due in 2003	$20,526
Due in 2004	10,000
Due in 2005	5,000
Due in 2006	—
Due in 2007	10,000
Thereafter	30,000

$75,526

In addition to the above advances, the company also has a repurchase agreement with an outstanding balance of $20.2 million at December 31, 2002. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit of $100.0 million from various institutions, which must be adequately collateralized.

In addition to the above advances, the company has lines of credit of $27.0 million from various correspondent banks to purchase federal funds sold on a short-term basis.

Aggregate borrowings at December 31, 2002 amounted to $95.7 million, including $40.7 million that is due within one year and classified as short-term borrowings and $55.0 million due after one year that is classified as long-term debt in the accompanying consolidated balance sheet.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(9) CONVERTIBLE PREFERRED SECURITIES

In February of 2002, Southern Community Capital Trust I (the “Trust”), a newly formed subsidiary of the company, issued 1,725,000 convertible preferred securities (the “Securities”), generating total proceeds of $17.3 million. The Securities pay distributions (quarterly beginning on March 31, 2002) at an annual rate of 7.25% and mature on March 31, 2032. The company has fully and unconditionally guaranteed the obligations of the Trust. The Securities can be converted at any time into common stock at a price of $8.26 (the “Conversion Price”) or approximately 1.211 shares of the company’s common stock for each convertible preferred security. The Securities issued by the Trust are redeemable in whole or in part at any time after April 1, 2007. The Securities are also redeemable in whole at any time prior to March 31, 2007 as long as the trading price of the company’s common stock has been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The proceeds from the Securities were utilized to purchase convertible junior subordinated debentures from the company under the same terms and conditions as the Securities. The company has the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Securities. Should the company defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the securities is to infuse capital to the company’s bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

(10) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The company maintains a 401(k) retirement plan that covers all eligible employees. The company matches 100% of employee contributions, with the company’s contribution limited to 6% of each employee’s salary. Matching contributions are funded when accrued. Matching expenses totaled approximately $315,000 in 2002, $240,000 in 2001 and $117,000 in 2000.

Employment Agreements

The company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may annually be extended for an additional year. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Termination Agreements

The company has entered into special termination agreements with substantially all other employees, who have completed one year of service, which provide for severance pay benefits in the event of a change in control of the company which results in the termination of such employee or diminished compensation, duties or benefits.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(10) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement

The company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers. The company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $142,000 in 2002 and $58,000 in 2001 were expensed for future benefits to be provided under this plan.

Stock Option Plans

During 1997 the company adopted, with stockholder approval, an Incentive Stock Option Plan (the “ISO Plan”) and a Nonstatutory Stock Option Plan (the “NSO Plan”). Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each plan makes available options to purchase 875,253 shares of the company’s common stock, for an aggregate number of common shares reserved for options of 1,750,506. The exercise price of all options granted to date is the fair value of the company’s common shares on the date of grant. All options vest over a five-year period. All unexercised options expire ten years after the date of grant. A summary of the company’s option plans as of and for the years ended December 31, 2002, 2001 and 2000, reflecting the effects of stock splits and dividends declared, including the 5% stock dividend declared and distributed in 2002, is as follows:

		Outstanding Options		Exercisable Options

	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 1999	105,650	1,306,614	$4.58	571,243	$4.24
Options authorized	75,288	—	—	—	—
Options granted/vested	(120,890)	120,890	7.56	299,950	3.79
Options exercised	—	(20,873)	4.02	(20,873)	4.02
Options forfeited	34,237	(34,237)	7.01	(7,204)	7.05

At December 31, 2000	94,285	1,372,394	4.80	843,116	4.38
Options authorized	132,917	—	—	—	—
Options granted/vested	(91,061)	91,061	5.18	311,624	4.44
Options exercised	—	(20,055)	4.00	(20,055)	4.00
Options forfeited	63,184	(63,184)	6.18	(23,381)	5.08

At December 31, 2001	199,325	1,380,216	4.77	1,111,304	4.39
Options authorized	—	—	—	—	—
Options granted/vested	(124,950)	124,950	6.66	182,830	5.77
Options exercised	—	(21,097)	3.64	(21,097)	3.64
Options forfeited	48,940	(48,940)	6.49	(13,808)	5.33

At December 31, 2002	123,315	1,435,129	$4.88	1,259,229	$4.59

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(10) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding at December 31, 2002 is 6 years. The range of exercise prices for options outstanding at December 31, 2002 is $3.44 to $12.16.

The estimated per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2002	2001	2000

Estimated fair value of options granted	$2.30	$2.35	$3.31

Assumptions in estimating option values:
Risk-free interest rate	3.50%	4.00%	5.50%
Dividend yield	0.00%	0.00%	0.00%
Volatility	22.00%	18.00%	23.00%
Expected life	7 years	7 years	7 years

(11) LEASES

The company leases office space under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2003	$428
2004	424
2005	393
2006	349
2007	203
2008 and thereafter	743

Total	$2,540

Total rental expense under operating leases was $461,000 in 2002, $427,000 in 2001, and $352,000 in 2000.

(12) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(Amounts in thousands)

Current tax provision	$2,207	$1,238	$1,811
Deferred tax provision (benefit)	(452)	(91)	(345)

Net provision for income taxes	$1,755	$1,147	$1,466

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(12) INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2002	2001	2000

	(Amounts in thousands)

Tax computed at the statutory federal rate	$1,689	$1,106	$1,320

Increase (decrease) resulting from:
State income taxes, net of federal benefit	117	32	147
Tax exempt income	(75)	(49)	(17)
Other permanent differences	24	58	16

	66	41	146

Provision for income taxes included in operations	$1,755	$1,147	$1,466

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2002 and 2001 are as follows:

	2002	2001

	(Amounts in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$2,287	$1,833
Deferred compensation	77	—
Other	60	22

Total deferred tax assets	2,424	1,855

Deferred tax liabilities relating to:
Property and equipment	(304)	(164)
Loan fees and costs	(299)	(321)
Other comprehensive income	(1,526)	(504)
Other	(25)	(26)

Total deferred tax liabilities	(2,154)	(1,015)

Net recorded deferred tax asset	$270	$840

The company has no valuation allowance at December 31, 2002 or 2001 because management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(13) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(Amounts in thousands)

Service charges and fees on deposit accounts	$1,121	$879	$595
Presold mortgage loan fees	1,310	1,009	550
Investment brokerage fees	333	193	322
SBIC management fees	542	564	515
Income from derivative	—	383	—
Gain on sale of investment securities	70	—	—
Other	551	374	216

Total	$3,927	$3,402	$2,198

The major components of other non-interest expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(Amounts in thousands)

Postage, printing and office supplies	$313	$339	$261
Advertising and promotion	566	519	578
Data processing and other outsourced services	1,177	1,033	624
Professional services	260	341	233
Other	2,199	1,353	995

Total	$4,515	$3,585	$2,691

(14) REGULATORY MATTERS

The bank, as a North Carolina banking corporation, may pay cash dividends to the company only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(14) REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2002 and 2001, the most recent notification from the FDIC categorized the bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the bank’s category. Information regarding the bank’s capital and capital ratios is set forth below:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)	$60,563	12.23%	$39,601	8.00%	$49,501	10.00%
Tier I Capital (to Risk-Weighted Assets)	54,373	10.98%	19,800	4.00%	29,701	6.00%
Tier I Capital (to Average Assets)	54,373	8.95%	24,314	4.00%	30,392	5.00%
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)	$46,722	11.53%	$32,405	8.00%	$40,503	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,655	10.28%	16,203	4.00%	24,304	6.00%
Tier I Capital (to Average Assets)	41,655	9.21%	18,090	4.00%	22,613	5.00%

The company is also subject to these capital requirements. At December 31, 2002, the company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.78%, 12.07% and 9.84%, respectively.

(15) DERIVATIVES

The following table sets forth certain information concerning the company’s interest rate swaps at December 31, 2002:

Type	(Dollars in thousands)

Receive fixed swaps (notional amounts)	$35,000
Receive rate	6.46%
Pay rate (daily average prime)	4.25%
Fair value	$1,253
Deferred gain from early termination	156

Year-to-date Activity

Balance, December 31, 2001	$—
Additions	50,000
Maturities/amortizations	—
Sales/terminations	(15,000)

Balance, December 31, 2002	$35,000

Maturity Schedule

One to five years	$35,000

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(15) DERIVATIVES (Continued)

The $35.0 million notional amount of derivatives used in interest rate risk management is used to hedge prime rate-based commercial loans. The company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2002, the company’s interest rate swaps reflected an unrealized gain of $1.4 million which included a deferred gain from the early termination of an interest rate swap in the amount of $156,000. The unrealized gain is included in other assets in the accompanying consolidated balance sheet. The recognized portion of the gain from early termination, which was $52,000 for 2002, is included in interest income in the accompanying consolidated statement of operations. The unrecognized gain at December 31, 2002 will be included in income over a seventeen month period, with $113,000 expected to be recognized in income in 2003.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2002, the company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the company.

Late in 2000, the company purchased an off-balance sheet financial contract, an interest rate floor, to assist in managing interest rate risk. An interest rate floor is an option contract for which an initial premium is paid and for which no ongoing interest rate risk is present. The ability of the counter party to meet its obligation under the terms of the contract is the primary risk involved with an interest rate floor. The company has controlled the credit risk associated with this instrument through a thorough analysis of the creditworthiness of the counterparty.

For the interest rate floor, the notional principal amount is used to express the volume of transaction; however, the amount potentially subject to credit risk is much smaller. The company’s direct credit exposure is limited to the net receivable amount on the transaction, which is generally paid quarterly. The carrying amount of the financial instrument used for interest rate risk management is included in other assets. The fair value is based upon quoted market prices of similar instruments. The notional amount of the interest rate floor contract held by the company at December 31, 2000 was $20 million. Its fair value approximated its amortized cost of $42,000 at that date. During 2001, the company sold the above contract. The company recognized income aggregating $383,000 on this floor contract in 2001, including the gain realized upon its disposal, in non-interest income. The company held no derivative instruments at December 31, 2001.

(16) OFF-BALANCE SHEET RISK

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(16) OFF-BALANCE SHEET RISK (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2002 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$99,706
Undisbursed standby letters of credit	11,090
Construction contracts outstanding	445

(17) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, federal funds sold, investment securities, loans, deposit accounts, federal funds purchased and other borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(17) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting expected cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collected requirements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note 16, it is not practicable to estimate the fair value of future financing commitments. The fair value of the interest rate swap equals quoted market price.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(17) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2002 and 2001:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

	(In thousands)
Financial assets:
Cash and due from banks	$16,632	$16,632	$18,878	$18,878
Federal funds sold	11,084	11,084	22,926	22,926
Investment securities available for sale	96,930	96,930	30,678	30,678
Investment securities held to maturity	44,749	45,319	34,529	35,225
Loans, net	415,596	416,631	354,888	355,888
Investment in life insurance	2,751	2,751	2,072	2,072
Accrued interest receivable	3,269	3,269	2,079	2,079
Derivative financial instruments:
Interest rate swaps	1,253	1,253	—	—
Financial liabilities:
Deposits	449,216	449,481	392,851	393,282
Short-term borrowings	40,706	40,706	19,980	19,980
Long-term borrowings	55,000	53,393	25,000	25,085
Convertible preferred securities	17,250	18,458	—	—
Accrued interest payable	1,019	1,019	601	601

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(18) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation’s condensed balance sheets as of December 31, 2002 and 2001, and its related condensed statements of operations and cash flows for the years then ended are as follows:

Condensed Balance Sheets
December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Asset:
Cash on deposit in subsidiary	$67	$—
Investment in subsidiary	56,835	42,451
Receivable from subsidiary	6,320	—
Investment securities available for sale	70	—
Other assets	1,497	—

Total assets	$64,789	$42,451

Liabilities:
Convertible junior subordinated debentures	$17,250	$—

Stockholders’ equity:
Common stock	43,123	40,285
Retained earnings	1,830	1,362
Accumulated other comprehensive income	2,586	804

Total stockholders’ equity	47,539	42,451

Total liabilities and stockholders’ equity	$64,789	$42,451

Condensed Statements of Operations
Years Ended December 31, 2002 and 2001
(Amounts in thousands)

Equity in income of subsidiary	$3,890	$2,105
Interest income	171	—
Other income	90	—
Interest expense	(1,131)	—
Other expense	(154)	—
Income tax benefit	348	—

Net income	$3,214	$2,105

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(18) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Operating activities:
Net income	$3,214	$2,105
Equity in income of subsidiary	(3,890)	(2,105)
Amortization of debt issuance costs	33	—
Increase in receivable from parent	(316)	—
Increase in other assets	(203)	—

	(1,162)	—

Investing activities:
Investment in and loans to subsidiary	(14,716)	—
Purchase of investments	(70)	—

	(14,786)	—

Financing activities:
Proceeds from convertible junior subordinated debentures, net of debt issuance costs	15,923	—
Proceeds from exercise of stock options	105	—
Cash paid in lieu of fractional shares on 5% stock dividend	(13)	—

	16,015	—

Net increase in cash	67	—
Cash, beginning of year	—	—

Cash, end of year	$67	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 24, 2003.

Item 11. Executive Compensation

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 24, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 24, 2003.

The following table sets forth equity compensation plan information at December 31, 2002.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,435,129	$4.88	123,315
Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,435,129	$4.88	123,315

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 24, 2003.

Item 14. Controls and Procedures

The company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures within 90 days prior to the filing of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated October 1, 2001)
Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)
Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10K for the year ended December 31, 2001 (“2001 Annual Report”))
Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8K dated October 1, 2001)
Exhibit 4.2:	Form of 7.25% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-2 dated November 28, 2001, Registration No. 333-74084 (the “Registration Statement”))
Exhibit 4.3:	Form of Certificate for 7.25% Trust Preferred Security of Southern Community Capital Trust I (incorporated by reference to Exhibit 4.6 to Amendment Number One to the Registration Statement dated January 10, 2002)
Exhibit 10.1:	Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.1 to Amendment Number One to the Registration Statement dated January 10, 2002)
Exhibit 10.2:	Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.2 to Amendment Number One to the Registration Statement dated January 10, 2002)

Exhibit No.	Description

Exhibit 10.3:	Indenture with respect to the Company’s 7.25% Convertible Junior Subordinated Debentures (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)
Exhibit 10.4:	Amended and Restated Trust Agreement of Southern Community Capital Trust I (incorporated by reference to Exhibit 10.4 to the 2001 Annual Report)
Exhibit 10.5:	Guarantee Agreement for Southern Community Capital Trust I (incorporated by reference to Exhibit 10.5 to the 2001 Annual Report)
Exhibit 10.6:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust I (incorporated by reference to Exhibit 10.6 to the 2001 Annual Report)
Exhibit 21:	Subsidiaries of the Registrant
Exhibit 23:	Consent of Dixon Odom PLLC
Exhibit 99.1:	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2002.

Type	Date Filed	Reporting Purpose

Item 5.	November 22, 2002	To report appointment of Richard A. Brenner to the company’s board of directors.
Item 5.	December 9, 2002	To announce a stock repurchase program of up to 100,000 shares of the company’s common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: March 20, 2003	By:	/s/ F. Scott Bauer

F. Scott Bauer President and Chief Executive Officer

Date: March 20, 2003	By:	/s/ Richard M. Cobb

Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board	March 20, 2003

F. Scott Bauer

	Vice Chairman of the Board	March 20, 2003

Don Gray Angell

/s/ Richard A. Brenner Richard A. Brenner	Director	March 20, 2003

/s/ Jeff T. Clark Jeff T. Clark	Director	March 20, 2003

/s/ Richard M. Cobb Richard M. Cobb	Director	March 20, 2003

/s/ Matthew G. Gallins Matthew G. Gallins	Director	March 20, 2003

/s/ Billy D. Prim Billy D. Prim	Director	March 20, 2003

SIGNATURE	TITLE	DATE

/s/ Annette Scippio	Director	March 20, 2003

Annette Scippio

/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Director	March 20, 2003

William G. Ward	Director	March 20, 2003

/s/ Anthony H. Watts Anthony H. Watts	Director	March 20, 2003

/s/ James G. Chrysson James G. Chrysson	Director	March 20, 2003

/s/ Dianne M. Neal Dianne M. Neal	Director	March 20, 2003

/s/ Nolan G. Brown Nolan G. Brown	Director	March 20, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, F. Scott Bauer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ F. Scott Bauer

F. Scott Bauer Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard M. Cobb, certify that:

(1)	I have reviewed this annual report on Form 10-K of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Richard M. Cobb

Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer