Form 10-Q
period 2003-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2003-05-14
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-33227

Southern Community Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-2270620

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4605 Country Club Road Winston-Salem, North Carolina	27104

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 768-8500

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value

7.25% Cumulative Convertible Trust Preferred Securities

7.25% Convertible Junior Subordinated Debentures

Guarantee with respect to 7.25% Convertible Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2003, (the most recent practicable date), the registrant had outstanding 8,791,683 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

		March 31, 2003	December 31,
		(Unaudited)	2002*

		(Amounts in thousands,
		except share data)

Assets
Cash and due from banks		$17,170	$16,632
Federal funds sold		605	11,084
Investment securities		82,425	96,930
Available for sale, at fair value		82,425	96,930
Held to maturity, at amortized cost		49,573	44,749
Loans (Note 4)		442,896	421,938
Allowance for loan losses (Note 4)		(6,603)	(6,342)

	Net Loans	436,293	415,596
Premises and equipment		16,629	15,962
Other assets		11,363	11,286

	Total Assets	$614,058	$612,239

Liabilities And Stockholders’ Equity
Liabilities Deposits:
Demand		$46,873	$41,869
Money market and NOW		112,785	115,981
Time		302,336	291,366

	Total Deposits	461,994	449,216

Short-term borrowings		28,436	40,706
Long-term debt		55,000	55,000
Convertible preferred securities		17,250	17,250
Other liabilities		3,089	2,528

	Total Liabilities	565,769	564,700

Stockholders’ Equity
Common stock, no par value, 30,000,000 shares authorized; 8,791,683 shares issued and outstanding		43,123	43,123
Retained earnings		2,777	1,830
Accumulated other comprehensive income		2,389	2,586

	Total Stockholders’ Equity	48,289	47,539

	Total Liabilities and Stockholders’ Equity	$614,058	$612,239

*     Derived from audited financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended
		March 31,

		2003	2002

		(Amounts in thousands,
		except per share data)
Interest Income
Loans		$6,461	$5,930
Investment securities available for sale		1,292	843
Investment securities held to maturity		603	721
Federal funds sold		14	49

	Total Interest Income	8,370	7,543

Interest Expense
Money market and NOW deposits		211	325
Time deposits		2,264	2,977
Federal funds purchased and borrowings		1,049	639

	Total Interest Expense	3,524	3,941

	Net Interest Income	4,846	3,602
Provision for Loan Losses (Note 4)		540	360

	Net Interest Income After Provision for Loan Losses	4,306	3,242

Non-Interest Income (Note 5)		1,170	762

Non-Interest Expense
Salaries and employee benefits		2,100	1,619
Occupancy and equipment		690	566
Other (Note 5)		1,229	961

	Total Non-Interest Expense	4,019	3,146

	Income Before Income Taxes	1,457	858
Income Tax Expense		510	304

	Net Income	$947	$554

Net Income Per Share (Note 2)
Basic		$.11	$.06
Diluted		.10	.06

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)

Net income	$947	$554

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available for sale securities	(300)	(1,191)
Tax effect	105	459

Net of tax amount	(195)	(732)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	26	—
Tax effect	(10)	—
Reclassification of gains recognized in net income	(29)	—
Tax effect	11	—

Net of tax amount	(2)	—

Total other comprehensive income	(197)	(732)

Comprehensive income	$750	$(178)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Equity

	(Amounts in thousands, except share data)

Balance at December 31, 2002	8,791,683	$43,123	$1,830	$2,586	$47,539
Net income	—	—	947	—	947
Other comprehensive income, net of tax	—	—	—	(197)	(197)

Balance at March 31, 2003	8,791,683	$43,123	$2,777	$2,389	$48,289

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$947	$554
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	364	266
Provision for loan losses	540	360
Realized gain on sale of equipment	—	(3)
Realized loss on disposal of equipment	8	—
Realized gain on sale of foreclosed assets	(4)	(19)
Changes in assets and liabilities:
Increase in other assets	(78)	(2,405)
Increase in other liabilities	532	204

Net Cash Provided (Used) by Operating Activities	2,309	(1,043)

Cash Flows from Investing Activities
Decrease in federal funds sold	$10,479	$20,873
Purchases of:
Available-for-sale investment securities	—	(39,900)
Held-to-maturity investment securities	(13,938)	(8,251)
Proceeds from maturities and calls of:
Available-for-sale investment securities	14,168	1,482
Held-to-maturity investment securities	9,114	243
Net increase in loans	(21,452)	(19,328)
Purchases of premises and equipment	(1,002)	(1,581)
Proceeds from disposal of premises and equipment	—	3
Proceeds from sale of foreclosed assets	388	292
Purchase of bank-owned life insurance	(36)	—

Net Cash Used by Investing Activities	(2,279)	(46,167)

Cash Flows from Financing Activities
Net increase in deposits	12,778	15,849
Net increase (decrease) in short-term borrowings	(12,270)	7,020
Proceeds from issuance of convertible preferred securities, net of debt issuance costs	—	17,250
Net proceeds from issuance of common stock	—	82

Net Cash Provided by Financing Activities	508	40,201

Net Increase (Decrease) in Cash and Due From Banks	538	(7,009)
Cash and Due From Banks, Beginning of Year	16,632	18,878

Cash and Due From Banks, End of Period	$17,170	$11,869

Supplemental Disclosures of Noncash Investing and Financing Activities Transfer of loans to foreclosed assets	$215	$—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Capital Trust I, a trust for the convertible preferred securities, and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, L.L.C., the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 — Per Share Data

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2002. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust-preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,

	2003	2002

Weighted average number of common shares used in computing basic net income per share	8,791,683	8,780,097
Effect of dilutive stock options	380,877	400,177
Effect of dilutive convertible preferred securities	2,088,975	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,261,535	9,180,274

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 — Per Share Data (Continued)

For the three months ended March 31, 2003 net income for determining diluted earnings per share was $1,146 thousand, after adjusting for the $199 thousand after tax effect of the expense associated with the dilutive convertible preferred securities. For the three months ended March 31, 2003 and 2002, there were 115,193, and 109,594 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended March 31, 2002, there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective periods.

Note 3 — Stock Compensation Plans

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

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands,
	except per share data)

Net income:
As reported	$947	$554
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	95	132

Pro forma	$852	$422

Basic earnings per share:
As reported	$.11	$.06
Pro forma	.10	.06
Diluted earnings per share:
As reported	$.10	$.06
Pro forma	.09	.05

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	March 31, 2003		December 31, 2002

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Amounts in thousands)
Residential mortgage loans	$115,647	26.11%	$118,572	28.10%
Commercial mortgage loans	158,672	35.83%	137,812	32.66%
Construction loans	69,002	15.58%	64,500	15.29%
Commercial and industrial loans	71,484	16.14%	71,948	17.05%
Loans to individuals	28,091	6.34%	29,106	6.90%

Subtotal	442,896	100.0%	421,938	100.0%

Less: Allowance for loan losses	6,603		6,342

Net loans	$436,293		$415,596

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Balance at beginning of period	$6,342	$5,400

Provision charged to operations	540	360

Charge-offs	(303)	(99)
Recoveries	24	32

Net charge-offs	(279)	(67)

Balance at end of period	$6,603	$5,693

The following is a summary of nonperforming assets at the periods presented:
	March 31,	December 31,
	2003	2002

Nonaccrual loans	$3,432	$1,823
Foreclosed assets	214	383

Total	$3,646	$2,206

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 5 — Non-Interest Income and Other Non-Interest Expenses

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Service charges and fees on deposit accounts	$297	$247
Presold mortgage loan fees	380	213
Investment brokerage fees	203	34
SBIC management fees	123	138
Other	167	130

	$1,170	$762

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Postage, printing and office supplies	$73	$72
Advertising and promotions	159	159
Data processing and other outsourced services	333	275
Professional services	118	59
Other	546	396

	$1,229	$961

Note 6 – Guarantees

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 12 to 60 months.

The maximum amount of the Company’s guarantees under these standby letters of credit along with the carrying amount of the liability under these guarantees are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Undisbursed standby letters of credit	$10,861	$11,090
Carrying amount	$5	$16

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 7 — Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. The adoption of Statement 146 by the Company on January 1, 2003 had no significant impact to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interests in a variable interest entity created before February 1, 2003, FIN 46 applies no later than the beginning of the first interim or annual period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46 on its consolidated financial statements.

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

Effective October 1, 2001, Southern Community Bank and Trust became a wholly owned subsidiary of Southern Community Financial Corporation. Southern Community Financial Corporation has no material assets other than those of the bank. Southern Community Bank and Trust (the “bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996. The bank is engaged in general commercial and retail banking in the Piedmont area of North Carolina, principally Forsyth, Guilford and Yadkin Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and on February 2, 2002 the bank became a member of the Federal Reserve System. The bank undergoes periodic examinations by those regulatory authorities.

Financial Condition at March 31, 2003 and December 31, 2002

During the three-month period ending March 31, 2003, total assets increased by $1.8 million, or .3%, to $614.1 million. Deposit growth coupled with cash flow from the securities portfolio and federal funds sold supported loan growth as well as maturing short-term borrowings. Deposits grew $12.8 million, or 2.8% during the quarter, with time and demand deposits increasing 3.8% and 11.9%, respectively. Loans increased $21.0 million or 5.0% during the quarter.

Consistent with prior periods, a substantial portion of our asset growth resulted from strong loan demand. At March 31, 2003, loans totaled $442.9 million, an increase of $21.0 million or 5.0% during the three months. Commercial mortgage loans experienced the greatest growth, increasing by $20.9 million, or 15.1%. In addition, construction lending generated $4.5 million, or 7.0%, growth during the quarter. Offsetting this growth was a moderate decrease among our loans collateralized with residential mortgages, which decreased $2.9 million, or 2.5%, and consumer loans which were $1.0 million or 3.5% below year-end balances.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, decreased by $19.6 million during the three months, to $149.8 million at March 31, 2003 versus $169.4 million at the beginning of the period. Our composition of liquid assets has shifted as call options on agency securities held in the investment portfolio were exercised by the issuer, and the proceeds were reinvested into the loan portfolio. In addition, our investment in federal funds sold decreased from $11.1 million at December 31, 2002 to $605,000 at March 31, 2003 to support growth in both our loan portfolio and to a lesser extent, our held-to-maturity investment portfolio.

Customer deposits continue to be our primary funding source. At March 31, 2003, deposits totaled $462.0 million, an increase of $12.8 million or 2.8% from year-end 2002. We decreased our short-term borrowings through pay-downs on repurchase agreements in the amount of $12.3 million. We have maintained our level of long-term debt at $55.0 million, which was increased in prior periods to take advantage of lower interest rates being offered by the Federal Home Loan Bank of Atlanta. We will utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost. Demand deposits increased $5.0 million from year-end and totaled $46.9 million as of March 31, 2003 comprising 10.2% of total deposits, an increase from $41.9 million or 9.3% of total deposits at December 31, 2002.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2003, our stockholders’ equity totaled $48.3 million, an increase of $750,000 from the December 31, 2002 balance. The increase is the result of retained net income from operations during the period of $947,000, net of decreases in unrealized gains on investment securities available-for-sale and cash flow hedges in the amounts of $195,000 and $2,000, net of tax, respectively.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Income. Our net income for the three months ended March 31, 2003 was $947,000, an increase of $393,000 from the same three-month period in 2002. Net income per share was $.11 basic and $.10 diluted for the three months ended March 31, 2003, as compared with $.06 basic and diluted for the same period in 2002. We have continued to experience strong growth, with total assets averaging $601.3 million during the current three-month period as compared to $509.1 million in the prior period, an increase of $92.1 million or 18.1%. Our interest rate spread and net yield on average interest-earning assets increased 52 basis points and 44 basis points, respectively. Our net interest income grew 34.5%, from $3.6 million for the three-month period ending March 2002 to $4.8 million for the current quarter. Net income was also supported by a $408,000 increase in non-interest income. These improvements were partially offset by a 27.8% increase in non-interest expenses. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended March 31, 2003, our net interest income increased by $1.2 million or 34.5% over the first quarter 2002 results to $4.8 million. Net-interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates stabilized at a lower level during 2002, downward repricings of our interest-bearing liabilities have been larger than our downward repricings of our interest-earning assets. Average total interest-earning assets increased $85.2 million, or 17.8%, during the three months ended March 31, 2003 as compared to the same period in 2002. Our average yields on total interest-earning assets for the same periods decreased by 37 basis points from 6.38% to 6.01%. Our average total interest-bearing liabilities increased by $77.9 million, or 18.0%. Our average cost of total interest-bearing liabilities decreased by 89 basis points from 3.69% to 2.80%. For the three months ended March 31, 2003, our net interest spread was 3.21% and our net interest margin was 3.48%. For the three months ended March 31, 2002, our net interest spread was 2.69% and our net interest margin was 3.04%.

On May 1, 2003, the bank terminated one of the two interest rate swap contracts held at quarter-end for $1.0 million, which included $59,000 of accrued interest receivable. The swap had a notional value of $25 million and under the contract we received a fixed rate of interest and paid a rate based on daily average Prime. Unwinding this transaction resulted in a gain of $951,000, which will be amortized over a twenty-six month period, the remaining life of the swap contact, and will contribute approximately $36,500 to interest income on a monthly basis.

Average Yield/Cost Analysis

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include non-accrual loans.

	Quarter Ended March 31, 2003			Quarter Ended March 31, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$429,892	$6,461	6.10%	$367,893	$5,930	6.54%
Investment securities:
Available for sale	89,709	1,292	5.84%	57,470	843	5.95%
Held to maturity	41,254	603	5.93%	42,447	721	6.89%
Federal funds sold	4,137	14	1.37%	11,952	49	1.66%

Total interest-earning assets	564,992	8,370	6.01%	479,762	7,543	6.38%

Other assets	36,276			29,382

Total assets	$601,268			$509,144

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$110,460	211	0.77%	$95,923	325	1.37%
Time deposits over $100,000	133,824	1,026	3.11%	116,802	1,326	4.60%
Other time deposits	165,995	1,238	3.02%	159,706	1,651	4.19%
Borrowings	100,964	1,049	4.21%	60,942	639	4.25%

Total interest-bearing liabilities	511,243	3,524	2.80%	433,373	3,941	3.69%

Non-interest-bearing deposits	38,724			30,668
Other liabilities	3,295			2,528
Stockholders’ equity	48,006			42,575

Total liabilities and stockholders’ equity	$601,268			$509,144

Net interest income and interest rate spread		$4,846	3.21%		$3,602	2.69%

Net yield on average interest-earning assets			3.48%			3.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.51%			110.70%

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2003 was $540,000 representing an increase of $180,000 from the $360,000 provision we made for the three months ended March 31, 2002. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have increased our provision during the current three-month period in part because of an increased level of net loan charge-offs, which totaled $279,000 during the three months ended March 31, 2003, up from $67,000 during the three months ended March 31, 2002. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .26% and .07% for the three months ended March 31, 2003 and 2002, respectively. Non-performing assets increased to $3.6 million, or 0.59% of total assets at March 31, 2003 from $1.1 million, or 0.20% of total assets at March 31, 2002. The increase is primarily the result of a single purchased loan participation of $2.0 million to a country club placed in nonaccrual status as a result of the borrower’s filing for reorganization under Chapter 11 of the bankruptcy code. However, the bank has a secured position and management believes there are adequate reserves to cover any potential loss associated with this credit. At March 31, 2003, the allowance for loan losses stood at $6.6 million and represented 1.49% of period-ending loans. At December 31, 2002, the allowance for loan losses stood at $6.3 million and represented 1.50% of period-ending loans. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended March 31, 2003, non-interest income increased by $408,000 or 53.5% to $1.2 million from $762,000 for the same period in the prior year. Increases for the three months ended March 31, 2003 include an increase of $50,000, or 20.2%, in service charges and fees on deposit accounts as a result of deposit growth, increases of $167,000, or 78.4%, in mortgage origination operations due to the low interest rate environment, and $169,000 or 497.4% in investment brokerage fees as we have improved our marketing efforts to both the bank’s existing customer base as well as developing new clients. Other operational income increased by $37,000, or 28.5%.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended March 31, 2003, our non-interest expense increased $873,000, or 27.8% over the same period in 2002. Salaries and employee benefit expense increased $481,000, or 29.7%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $124,000, or 21.9%. Other expenses increased $268,000, or 27.9%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. For the three months ended March 31, 2003, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.71% as compared with 2.54% for the same three months in 2002.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% and 35.4%, respectively, for the three months ended March 31, 2003 and 2002.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $132.6 million at March 31, 2003 a decrease of $20.2 million from $152.8 million at December 31, 2002. The decrease is the result the bank reinvesting federal funds sold and the proceeds from called agency securities into the loan portfolio. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $27.0 million and $100.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $152.8 million from the Federal Home Loan Bank of Atlanta, with $75.5 million outstanding at March 31, 2003 and the ability to borrow up to $99.9 million from the Federal Reserve Bank of Richmond, with no outstanding balances at March 31, 2003. At March 31, 2003, our outstanding commitments to extend credit consisted of loan commitments of $33.9 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $39.0 million, $37.4 million and $10.9 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We recently completed a new corporate office at 4605 Country Club Road, Winston-Salem, North Carolina. The total capitalized cost of the facility is approximately $4.2 million (including $400,000 of land cost). As of March 31, 2003, we had expended $3.8 million in construction costs. In addition to the above, in April 2003, we purchased an existing building for a new bank branch in High Point, North Carolina for $1.2 million. We expect the facility to be in operation by mid June of 2003.

Throughout our six-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 65% of our total deposits at March 31, 2003, and December 31, 2002. Certificates of deposit of $100,000 or more represented 29% of our total deposits at March 31, 2003 and December 31, 2002. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. The bank also utilizes brokered and out-of-market deposits which amounted to $116.2 million at March 31, 2003. Large time deposits are generally considered rate sensitive, however, we believe a portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At March 31, 2003, our Tier I capital to average quarterly asset ratio was 9.2%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2003 was 10.8%.

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

Management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2002.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

99.	1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

One report was filed on Form 8-K by the Company during the quarter ended March 31, 2003. This report, filed on January 22, 2003, reported the financial results for the fourth quarter and the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date:	May , 2003	By:	/s/ F. Scott Bauer F. Scott Bauer Chairman, President and Chief Executive Officer

Date:	May , 2003	By:	/s/ Richard M. Cobb Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, F. Scott Bauer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May , 2003	By:	/s/ F. Scott Bauer F. Scott Bauer Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard M. Cobb, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Southern Community Financial Corporation, a North Carolina holding company (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May , 2003	By:	/s/ Richard M. Cobb Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer