Form 10-Q
period 2003-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2003-08-14
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐ Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended ________________

Commission File Number 000-33227

Southern Community Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-2270620

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4605 Country Club Road
Winston-Salem, North Carolina	27104

(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

As of August 6, 2003, (the most recent practicable date), the registrant had outstanding 8,820,890 shares of Common Stock, no par value.

		Page No.

Part I	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income
	Three Months and Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statement of Stockholders’ Equity
	Six Months Ended June 30, 2003	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 -	Controls and Procedures	20

Part II	Other Information

Item 4 -	Submission of Matters to a Vote of Security Holders	21

Item 6 -	Exhibits and Reports on Form 8-K	21

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements (Unaudited)

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31,
	(Unaudited)	2002*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$18,346	$16,632
Federal funds sold	1,097	11,084
Investment securities
Available for sale, at fair value	157,486	96,930
Held to maturity, at amortized cost	54,383	44,749
Loans (Note 4)	471,145	421,938
Allowance for loan losses (Note 4)	(6,816)	(6,342)

Net Loans	464,329	415,596
Premises and equipment	18,041	15,962
Other assets	12,439	11,286

Total Assets	$726,121	$612,239

Liabilities And Stockholders’ Equity

Liabilities
Deposits:
Demand	$53,357	$41,869
Money market and NOW	136,938	115,981
Time	315,078	291,366

Total Deposits	505,373	449,216

Short-term borrowings	44,505	20,180
FHLB advances	106,475	75,526
Convertible preferred securities	17,250	17,250
Other liabilities	3,510	2,528

Total Liabilities	677,113	564,700

Stockholders’ Equity
Common stock, no par value, 30,000,000 shares authorized; 8,791,683 shares issued and outstanding	43,123	43,123
Retained earnings	3,629	1,830
Accumulated other comprehensive income	2,256	2,586

Total Stockholders’ Equity	49,008	47,539

Total Liabilities and Stockholders’ Equity	$726,121	$612,239

* Derived from audited consolidated financial statements.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Interest Income
Loans	$6,718	$6,291	$13,179	$12,221
Investment securities available for sale	1,177	1,163	2,850	2,006
Investment securities held to maturity	896	690	1,118	1,411
Federal funds sold	10	21	24	70

Total Interest Income	8,801	8,165	17,171	15,708

Interest Expense
Money market and NOW deposits	295	366	506	691
Time deposits	2,158	2,807	4,422	5,784
Short-term borrowings	95	87	125	149
FHLB advances	753	451	1,449	861
Convertible preferred securities	324	317	647	484

Total Interest Expense	3,625	4,028	7,149	7,969

Net Interest Income	5,176	4,137	10,022	7,739

Provision for Loan Losses (Note 4)	685	420	1,225	780

Net Interest Income After Provision for Loan Losses	4,491	3,717	8,797	6,959

Non-Interest Income (Note 5)	1,424	883	2,594	1,645

Non-Interest Expense
Salaries and employee benefits	2,413	1,748	4,513	3,367
Occupancy and equipment	776	640	1,466	1,206
Other (Note 5)	1,415	1,184	2,644	2,145

Total Non-Interest Expense	4,604	3,572	8,623	6,718

Income Before Income Taxes	1,311	1,028	2,768	1,886

Income Tax Expense	459	354	969	658

Net Income	$852	$674	$1,799	$1,228

Net Income Per Share (Note 2)
Basic	$.10	$.08	$.20	$.14
Diluted	.09	.07	.19	.13

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Amounts in thousands)

Net income	$852	$674	$1,799	$1,228

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	49	1,692	(251)	501
Tax effect	(8)	(660)	97	(201)
Reclassification of (gains) losses in net income	—	(69)	—	(69)
Tax effect	—	27	—	27

Net of tax amount	41	990	(154)	258

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(214)	226	(188)	226
Tax effect	102	(87)	92	(87)
Reclassification of gains recognized in net income	(101)	—	(130)	—
Tax effect	39	—	50	—

Net of tax amount	(174)	139	(176)	139

Total other comprehensive income (loss)	(133)	1,129	(330)	397

Comprehensive income	$719	$1,803	$1,469	$1,625

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(Amounts in thousands, except share data)

Balance at December 31, 2002	8,791,683	$43,123	$1,830	$2,586	$47,539

Net income	—	—	1,799	—	1,799

Other comprehensive loss, net of tax	—	—	—	(330)	(330)

Balance at June 30, 2003	8,791,683	$43,123	$3,629	$2,256	$49,008

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,799	$1,228
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	827	600
Provision for loan losses	1,225	780
Realized gain on sales of available for sale securities, net	—	(69)
Realized gain on sale of equipment	(4)	(3)
Realized (gain) loss on sale of foreclosed assets	21	(19)
Changes in assets and liabilities:
Increase in other assets	(1,764)	(3,968)
Increase in other liabilities	982	1,170

Net Cash Provided (Used) by Operating Activities	3,086	(281)

Cash Flows from Investing Activities
Decrease in federal funds sold	9,987	8,183
Purchases of:
Available-for-sale investment securities	(83,431)	(79,619)
Held-to-maturity investment securities	(44,469)	(8,251)
Proceeds from maturities and calls of:
Available-for-sale investment securities	22,441	2,636
Held-to-maturity investment securities	34,843	16,886
Proceeds from sales of available for sale securities	—	21,220
Net increase in loans	(50,767)	(41,771)
Proceeds from unwinding of cash flow hedge	951	—
Purchases of premises and equipment	(2,789)	(2,838)
Proceeds from disposal of premises and equipment	4	3
Proceeds from sale of foreclosed assets	499	292
Purchase of bank-owned life insurance	(72)	—

Net Cash Used by Investing Activities	(112,803)	(83,259)

Cash Flows from Financing Activities
Net increase in deposits	56,157	43,550
Net increase in short-term borrowings	3,799	20,020
Net increase in FHLB advances	51,475	—
Proceeds from issuance of convertible preferred securities, net of debt issuance costs	—	17,250
Net proceeds from issuance of common stock	—	82

Net Cash Provided by Financing Activities	111,431	80,902

Net Increase (Decrease) in Cash and Due From Banks	1,714	(2,638)

Cash and Due From Banks, Beginning of Year	16,632	18,878

Cash and Due From Banks, End of Period	$18,346	$16,240

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Capital Trust I, a trust for the convertible preferred securities, and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, L.L.C., the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Basic and diluted net income per share have been computed using the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average number of common shares used in computing basic net income per share	8,791,683	8,791,683	8,791,683	8,784,851

Effect of dilutive stock options	532,973	320,846	418,759	377,269

Effect of dilutive convertible preferred securities	—	—	2,088,975	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,324,656	9,112,529	11,299,417	9,162,120

Basic earnings per share are based upon net income as presented in the accompanying consolidated statements of operations.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 — Per Share Data (Continued)

For the three months ended June 30, 2003 and 2002, there were 76,416, and 179,916 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended June 30, 2003 and 2002, there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective periods.

For the six months ended June 30, 2003 net income for determining diluted earnings per share was $2,197 thousand, after adjusting for the $398 thousand after tax effect of the expense associated with the dilutive convertible preferred securities. For the six months ended June 30, 2003 and 2002, there were 104,355, and 179,916 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the six months ended June 30, 2003, there were 2,088,975 of dilutive shares related to the convertible trust preferred securities. These common stock equivalents have been included in the calculation of diluted earnings per share. For the six months ended June 30, 2002, there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands,
	except per share data)
Net income:
As reported	$852	$674	$1,799	$1,228
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	65	117	160	249

Pro forma	$787	$557	$1,639	$979

Basic earnings per share:
As reported	$.10	$.08	$.20	$.14
Pro forma	.09	.06	.19	.12

Diluted earnings per share:
As reported	$.09	$.07	$.19	$.13
Pro forma	.08	.06	.18	.11

9-

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	June 30, 2003		December 31, 2002

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Amounts in thousands)

Residential mortgage loans	$125,292	26.59%	$118,572	28.10%
Commercial mortgage loans	174,316	37.00%	137,812	32.66%
Construction loans	65,533	13.91%	64,500	15.29%
Commercial and industrial loans	77,004	16.34%	71,948	17.05%
Loans to individuals	29,000	6.16%	29,106	6.90%

Subtotal	471,145	100.0%	421,938	100.0%

Less: Allowance for loan losses	6,816		6,342

Net loans	$464,329		$415,596

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)

Balance at beginning of period	$6,603	$5,693	$6,342	$5,400

Provision charged to operations	685	420	1,225	780

Charge-offs	(481)	(146)	(784)	(245)
Recoveries	9	9	33	41

Net charge-offs	(472)	(137)	(751)	(204)

Balance at end of period	$6,816	$5,976	$6,816	$5,976

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,
	2003	2002

	(Amounts in thousands)

Nonaccrual loans	$1,094	$1,823
Foreclosed assets	674	383

Total	$1,768	$2,206

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 5 — Non-Interest Income and Other Non-Interest Expenses

The major components of non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)

Service charges and fees on deposit accounts	$373	$286	$670	$533
Presold mortgage loan fees	426	202	806	415
Investment brokerage fees	336	49	539	83
SBIC management fees	163	138	286	276
Gain on sale of investment securities	—	69	—	69
Other	126	139	293	269

	$1,424	$883	$2,594	$1,645

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)

Postage, printing and office supplies	$126	$86	$199	$158
Advertising and promotions	229	116	388	275
Data processing and other outsourced services	298	329	631	604
Professional services	138	59	256	118
Other	624	594	1,170	990

	$1,415	$1,184	$2,644	$2,145

Note 6 — Guarantees

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

The maximum amount of the Company’s guarantees under these standby letters of credit along with the carrying amount of the liability under these guarantees are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Undisbursed standby letters of credit	$11,774	$11,090

Carrying amount	$13	$16

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (Statement 149). Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of Statement 149 should be applied prospectively. The Company does not expect the requirements of Statement 149 to have a material impact on its consolidated financial statements.

Note 8 — Subsequent Event

On July 30, 2003, the Company announced the execution of a definitive agreement in which the Company will acquire The Community Bank, Pilot Mountain, NC, in a fixed exchange of cash and stock. The total per share consideration is expected to be the sum of $9.49 plus 0.8 times 5.00 shares of the Company’s stock times the average price of the Company’s common stock during a period of time shortly before closing. As a result of the pending acquisition, the Company anticipates to pay approximately $15.2 million in cash and issue approximately 6.4 million shares of its common stock. The transaction is valued at approximately $76 million. This transaction is expected to close in the fourth quarter of 2003 and has been approved by the directors of both the Company and The Community Bank, but is subject to approval of shareholders of each, Federal and State Banking authorities.

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

Financial Condition at June 30, 2003 and December 31, 2002

During the six-month period ending June 30, 2003, total assets increased by $113.9 million, or 18.6%, to $726.1 million. This increase is primarily the result of growth in the loan and investment portfolios. The growth in assets was supported by an increase in deposits coupled with wholesale borrowings.

Continued strong loan demand resulted in total loans increasing $49.2 million or 11.7% to $471.1 million from $421.9 million at year-end 2002. Commercial mortgage loans experienced the greatest growth, increasing by $36.5 million, or 26.5%. In addition, loans secured by residential mortgages increased $6.7 million or 5.7%, while commercial and industrial lending increased $5.1 million or 7.0%, during the first six months of 2003. The investment portfolio increased $70.2, million or 49.5%, to $211.9 million versus $141.7 million at the beginning of the period. This growth is primarily due to planned growth combined with pre-investment of projected maturities for the remainder of the year.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $61.9 million during the six months, to $231.3 million at June 30, 2003 versus $169.4 million at the beginning of the period. Our composition of liquid assets has benefited from the increase in investment securities. However, our investment in federal funds sold decreased from $11.1 million at December 31, 2002 to $1.1 million at June 30, 2003 to support growth in both our loan and investment portfolios.

Deposits continue to be our primary funding source. At June 30, 2003, deposits totaled $505.4 million, an increase of $56.2 million or 12.5% from year-end 2002. We increased both short-term and long-term borrowings to support our earning asset growth. Short-term borrowings increased $44.3 million to $85.0 million from $40.7 million at year-end. Over this same six-month period, long-term debt increased $11.0 million or 20.0%. The emphasis on short-term borrowings has assisted the Company in reducing funding costs to support our margin in the wake of a series of interest rate cuts by the Federal Reserve. We will utilize various funding sources, as necessary, to support balance sheet management and growth. Demand deposits increased $11.5 million from year-end and totaled $53.4 million as of June 30, 2003 comprising 10.6% of total deposits, an increase from $41.9 million or 9.3% of total deposits at December 31, 2002.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2003, our stockholders’ equity totaled $49.0 million, an increase of $1.5 million from the December 31, 2002 balance. The increase is the result of retained net income from operations during the period of $1.8 million, net of decreases in unrealized gains on investment securities available-for-sale and cash flow hedges in the amounts of $154,000 and $176,000, net of tax, respectively.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net Income. Our net income for the three months ended June 30, 2003 was $852,000, an increase of $178,000 from the same three-month period in 2002. Net income per share was $.10 basic and $.09 diluted for the three months ended June 30, 2003, as compared with $.08 basic and $.07 diluted for the same period in 2002. We have continued to experience strong growth, with total assets averaging $666.7 million during the current three-month period as compared to $543.4 million in the prior period, an increase of $123.3 million or 22.7%. Our interest rate spread and net yield on average interest-earning assets increased 23 basis points and 10 basis points, respectively. Our net interest income grew 25.1%, from $4.1 million for the three-month period ending June 2002 to $5.1 million for the current quarter. Net income was also supported by a $541,000 increase in non-interest income. These improvements were partially offset by a 28.9% increase in non-interest expenses. Our expense growth was concentrated in additional personnel costs, and to a lesser extent, other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended June 30, 2003, our net interest income increased by $1.0 million or 25.1% over the second quarter 2002 results to $5.1 million. Net-interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates stabilized at a lower level during 2002, downward repricings of our interest-bearing liabilities have been larger than our downward repricings of our interest-earning assets. Average total interest-earning assets increased $110.8 million, or 21.4%, during the three months ended June 30, 2003 as compared to the same period in 2002. Our average yields on total interest-earning assets for the same periods decreased by 71 basis points from 6.33% to 5.62%. Our average total interest-bearing liabilities increased by $107.7 million, or 23.2%. Our average cost of total interest-bearing liabilities decreased by 94 basis points from 3.49% to 2.55%. For the three months ended June 30, 2003, our net interest spread was 3.07% and our net interest margin was 3.31%. For the three months ended June 30, 2002, our net interest spread was 2.84% and our net interest margin was 3.21%.

On May 1, 2003, the bank terminated one of the two interest rate swap contracts for $1.0 million, which included $59,000 of accrued interest receivable. The swap had a notional value of $25 million and under the contract we received a fixed rate of interest and paid a rate based on the daily average Prime. The unwinding of this transaction resulted in proceeds to the Company and a related gain of $951,000, which will be amortized over a twenty-six month period, the remaining life of the swap contact, and will contribute approximately $36,500 to interest income on a monthly basis.

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

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$455,214	$6,718	5.92%	$391,256	$6,291	6.45%
Investment securities:
Available for sale	125,225	1,557	4.99%	79,894	1,163	5.84%
Held to maturity	45,282	515	4.56%	40,819	690	6.78%
Federal funds sold	2,428	11	1.82%	5,332	21	1.58%

Total interest-earning assets	628,149	8,801	5.62%	517,301	8,165	6.33%

Other assets	38,597			26,129

Total assets	$666,746			$543,430

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$125,340	295	0.94%	$98,610	366	1.49%
Time deposits over $100,000	127,849	1,073	3.37%	62,045	786	5.08%
Other time deposits	181,521	1,085	2.40%	226,968	2,021	3.57%
Short-term borrowings	26,789	95	1.44%	20,835	87	1.67%
Long-term debt	92,132	753	3.28%	37,519	451	4.82%
Convertible Preferred Securities	17,250	324	7.53%	17,234	317	7.38%

Total interest-bearing liabilities	570,882	3,625	2.55%	463,227	4,028	3.49%

Non-interest-bearing deposits	43,303			34,111
Other liabilities	3,962			2,940
Stockholders’ equity	48,599			43,152

Total liabilities and stockholders’ equity	$666,746			$543,430

Net interest income and interest rate spread		$5,176	3.07%		$4,137	2.84%

Net yield on average interest-earning assets			3.31%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.03%			111.67%

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2003 was $685,000 representing an increase of $265,000 from the $420,000 provision we made for the three months ended June 30, 2002. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have increased our provision during the current three-month period due to the growth in our loan portfolio and in part because of an increased level of net loan charge-offs, which totaled $472,000 during the three months ended June 30, 2003, up from $137,000 during the three months ended June 30, 2002. Included in these charge-offs was $257,000 that was related to a $2.0 million purchased loan participation which paid out in the second quarter. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .41% and .14% for the three months ended June 30, 2003 and 2002, respectively. Non-performing assets increased to $1.8 million, or 0.24% of total assets at June 30, 2003 from $1.3 million, or 0.23% of total assets at June 30, 2002. At June 30, 2003, the allowance for loan losses stood at $6.8 million and represented 1.45% of period-ending loans. At December 31, 2002, the allowance for loan losses stood at $6.3 million and represented 1.50% of period-ending loans. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2003, non-interest income increased by $541,000 or 61.3% to $1.4 million from $883,000 for the same period in the prior year despite a $69,000 gain on sale of investment securities realized in the second quarter of 2002. Increases for the three months ended June 30, 2003 include an increase of $87,000, or 30.3%, in service charges and fees on deposit accounts as a result of deposit growth, increases of $224,000, or 110.8%, in mortgage origination operations from increased activity due to the low interest rate environment, and $287,000 or 586.5% in investment brokerage fees as we have increased our marketing efforts to offer investment brokerage services to both the bank’s existing customer base as well as new clients. Other operational income decreased by $13,000, or 9.4%.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended June 30, 2003, our non-interest expense increased $1.0 million, or 28.9% over the same period in 2002. Salaries and employee benefit expense increased $665,000, or 38.0%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $136,000, or 21.3%. Other expenses increased $231,000, or 19.5%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts and increases in advertising and promotions. For the three months ended June 30, 2003, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.76% as compared with 2.63% for the same three months in 2002.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% and 34.4%, respectively, for the three months ended June 30, 2003 and 2002.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

Net Income. Our net income for the six months ended June 30, 2003 was $1.8 million, an increase of $571,000 from the same six-month period in 2002. Net income per share was $.20 basic and $.19 diluted for the six-months ended June 30, 2003, as compared with $.14 basic and $.13 diluted for the same period in 2002. We have continued to experience strong growth, with total assets averaging $634.2 million during the current six-month period as compared to $526.4 million in the prior period, an increase of $107.8 million or 20.5%. Our interest rate spread and net yield on average interest-earning assets increased 37 basis points and 26 basis points, respectively. Our net interest income grew 29.5%, from $7.7 million for the six-month period ending June 2002 to $10.0 million for the current year-to-date through June 30, 2003. Net income was also supported by a $949,000 increase in non-interest income. These improvements were partially offset by a 28.4% increase in non-interest expenses. Our expense growth primarily is a result of additional personnel costs, and to a lesser extent, other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the six months ended June 30, 2003, our net interest income increased by $2.3 million or 29.5% over $7.7 million for the same six-month period in 2002. Net-interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates stabilized at a lower level during 2002, downward repricing of our interest-bearing liabilities have been larger than our downward repricing of our interest-earning assets during 2003. Average total interest-earning assets increased $98.1 million, or 19.7%, during the six months ended June 30, 2003 as compared to the same period in 2002. Our average yields on total interest-earning assets for the same periods decreased by 55 basis points from 6.35% to 5.80%. Our average total interest-bearing liabilities increased by $92.8 million, or 20.7%. Our average cost of total interest-bearing liabilities decreased by 92 basis points from 3.58% to 2.66%. For the six months ended June 30, 2003, our net interest spread was 3.14% and our net interest margin was 3.39%. For the three months ended June 30, 2002, our net interest spread was 2.77% and our net interest margin was 3.13%.

On May 1, 2003, the bank terminated one of the two interest rate swap contracts for $1.0 million, which included $59,000 of accrued interest receivable. The swap had a notional value of $25 million and under the contract we received a fixed rate of interest and paid a rate based on the daily average Prime. The unwinding of this transaction resulted in proceeds to the Company and a related gain of $951,000, which will be amortized over a twenty-six month period, the remaining life of the swap contact, and will contribute approximately $36,500 to interest income on a monthly basis.

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

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$442,623	$13,179	6.00%	$379,639	$12,221	6.49%
Investment securities:
Available for sale	107,565	2,849	5.34%	68,744	2,006	5.88%
Held to maturity	43,279	1,118	5.21%	41,629	1,411	6.84%
Federal funds sold	3,278	25	1.54%	8,624	70	1.64%

Total interest-earning assets	596,745	17,171	5.80%	498,635	15,708	6.35%

Other assets	37,443			27,747

Total assets	$634,188			$526,382

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$117,941	506	0.87%	$97,274	691	1.43%
Time deposits over $100,000	130,820	2,100	3.24%	89,272	2,112	4.77%
Other time deposits	173,801	2,322	2.69%	193,523	3,672	3.83%
Short-term borrowings	17,540	125	1.44%	15,802	149	1.90%
Long-term debt	83,875	1,449	3.48%	36,519	861	4.75%
Convertible Preferred Securities	17,250	647	7.57%	15,861	484	6.15%

Total interest-bearing liabilities	541,227	7,149	2.66%	448,383	7,969	3.58%

Non-interest-bearing deposits	41,026			32,399
Other liabilities	3,631			2,735
Stockholders’ equity	48,304			42,865

Total liabilities and stockholders’ equity	$634,188			$526,382

Net interest income and interest rate spread		$10,022	3.14%		$7,739	2.77%

Net yield on average interest-earning assets			3.39%			3.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.26%			111.21%

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2003 was $1.2 million representing an increase of $445,000 from the $780,000 provision we made for the six months ended June 30, 2002. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have increased our provision during the current six-month period due to the growth in our loans portfolio and in part because of an increased level of net loan charge-offs, which totaled $751,000 during the six months ended June 30, 2003, up from $204,000 during the six months ended June 30, 2002. Included in these charge-offs was $257,000 related to a $2.0 million purchased loan participation which paid out in the second quarter. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .55% and .41% for the six months ended June 30, 2003 and 2002, respectively. Non-performing assets increased to $1.8 million, or 0.24% of total assets at June 30, 2003 from $1.3 million, or 0.23% of total assets at June 30, 2002. At June 30, 2003, the allowance for loan losses stood at $6.8 million and represented 1.45% of period-ending loans. At December 31, 2002, the allowance for loan losses stood at $6.3 million and represented 1.50% of period-ending loans. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the six months ended June 30, 2003, non-interest income increased by $949,000 or 57.7% to $2.6 million from $1.6 million for the same period in the prior year despite a $69,000 gain on sale of investment securities realized in the second quarter of 2002. Increases for the six months ended June 30, 2003 include an increase of $137,000, or 25.7%, in service charges and fees on deposit accounts as a result of deposit growth, increases of $391,000, or 94.2%, in mortgage origination operations from increased activity due to the low interest rate environment, and $456,000 or 549.9% in investment brokerage fees as we have increased our marketing efforts to offer investment brokerage services to both the bank’s existing customer base as well as new clients. Other operational income increased by $24,000, or 8.9%.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2003, our non-interest expense increased $1.9 million, or 28.4% over the same period in 2002. Salaries and employee benefits expense increased $1.1 million, or 34.0%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $260,000, or 21.6%. Other expenses increased $499,000, or 23.3%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts and increases in advertising and promotions. For the six months ended June 30, 2003, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.72% as compared with 2.55% for the same six months in 2002.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% and 34.9%, respectively, for the six months ended June 30, 2003 and 2002.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $213.0 million at June 30, 2003 an increase of $60.2 million from

$152.8 million at December 31, 2002. The increase is the result of growth in the investment portfolio, a portion of which was pre-investing anticipated bond maturities for the remainder of the year. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $27.0 million and $115.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $153.2 million from the Federal Home Loan Bank of Atlanta, with $106.5 million outstanding at June 30, 2003 and the ability to borrow up to $112.0 million from the Federal Reserve Bank of Richmond, with no outstanding balances at June 30, 2003. At June 30, 2003, our outstanding commitments to extend credit consisted of loan commitments of $40.3 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $41.4 million, $36.0 million and $11.8 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our six-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 62% of our total deposits at June 30, 2003, and 65% at December 31, 2002. Certificates of deposit of $100,000 or more represented 33% of our total deposits at June 30, 2003 and 29% at December 31, 2002. The bank utilizes brokered and out-of-market deposits which amounted to $154.3 million at June 30, 2003.

At June 30, 2003, our Tier I capital to average quarterly asset ratio was 8.43%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2003 was 10.11%.

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

Management believes, with the exception of the investment securities portfolio due to recent growth in this asset category and market conditions which has resulted in yields reducing from 5.84% to 4.90% and wholesale borrowing overall costs which have declined from 3.25% to 2.55% from year-end 2002 and June 30, 2003, respectively, there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2002.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on April 24, 2003. Of 8,791,683 shares entitled to vote at the meeting, 7,216,503 shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect five members of the Board of Directors for a three-year term or until a successor has been elected and qualified at the Annual Meeting of Shareholders in 2006. Votes for each nominee were as follows:

Name	For	Withheld	Abstain

Don G. Angell	7,169,095	—	47,408
F. Scott Bauer	7,164,093	—	52,410
Richard A. Brenner	7,172,763	—	43,740
James G. Chrysson	7,178,181	—	38,322
Durwood A. Smith, Jr.	7,176,726	—	39,777

The following directors continue in office after the meeting: Nolan G. Brown, Jeff T. Clark, Richard M. Cobb, Matthew G. Gallins, Dianne M. Neal, Billy D. Prim, Annette Y. Scippio, William G. Ward, Sr., M.D. and Anthony H. Watts.

Proposal 2:	The approval of the 2002 Incentive Stock Option Plan.

For	Against	Abstain

4,202,511	362,753	2,651,239

Proposal 3:	The approval of the 2002 Nonstatutory Stock Option Plan.

For	Against	Abstain

4,069,979	462,498	2,684,026

Proposal 4:	The ratification of the appointment of Dixon Odom PLLC as the independent auditor for the Company for the fiscal year ending December 31, 2003.

For	Against	Abstain

4,349,506	247,000	2,619,997

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 23, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three months ended March 31, 2003.

On April 24, 2003, the Company filed a Form 8-K with the SEC reporting election results from the Annual Meeting of Shareholders.

On June 10, 2003, the Company filed a Form 8-K with the SEC reporting a regulation FD disclosure. The Company will make a presentation at the 2003 Northeast Super-Community Bank Conference in Boston, Massachusetts.

One June 17, 2003, the Company filed a Form 8-K with the SEC reporting a regulation FD disclosure. The Company made a presentation on June 17, 2003 at the 2003 Northeast Super-Community Bank Conference in Boston, Massachusetts, and several statements were made that were previously not public information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 14, 2003	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman, President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Richard M. Cobb

Richard M. Cobb
Executive Vice President, Chief Operating Officer
and Chief Financial Officer