Form 10-Q
period 2003-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2003-11-14
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended ____________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

As of November 10, 2003, (the most recent practicable date), the registrant had outstanding 8,880,800 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Balance Sheets September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2003 and 2002	5
	Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2003	6
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002	7
	Notes to Consolidated Financial Statements	8
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results	13
	of Operations
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4 -	Controls and Procedures	20
Part II.	Other Information
Item 6 -	Exhibits and Reports on Form 8-K	21

Part I. FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31,
	(Unaudited)	2002*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$19,571	$16,632
Federal funds sold	19,436	11,084
Investment securities
Available for sale, at fair value	139,486	96,930
Held to maturity, at amortized cost	57,301	44,749
Loans (Note 4)	496,810	421,938
Allowance for loan losses (Note 4)	(6,948)	(6,342)

Net Loans	489,862	415,596
Premises and equipment	18,033	15,962
Other assets	13,171	11,286

Total Assets	$756,860	$612,239

Liabilities And Stockholders’ Equity
Liabilities
Deposits:
Demand	$50,019	$41,869
Money market and NOW	159,038	115,981
Time	334,825	291,366

Total Deposits	543,882	449,216
Short-term borrowings	25,000	20,180
FHLB advances	116,475	75,526
Convertible preferred securities	17,250	17,250
Other liabilities	5,022	2,528

Total Liabilities	707,629	564,700

Stockholders’ Equity
Common stock, no par value, 30,000,000 shares authorized; 8,869,807 shares issued and outstanding	43,436	43,123
Retained earnings	4,657	1,830
Accumulated other comprehensive income	1,138	2,586

Total Stockholders’ Equity	49,231	47,539

Total Liabilities and Stockholders’ Equity	$756,860	$612,239

* Derived from audited consolidated financial statements.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Interest Income
Loans	$6,998	$6,757	$20,177	$18,978
Investment securities available for sale	1,646	1,431	4,495	3,437
Investment securities held to maturity	685	436	1,804	1,847
Federal funds sold	9	32	33	102

Total Interest Income	9,338	8,656	26,509	24,364

Interest Expense
Money market and NOW deposits	369	370	875	1,061
Time deposits	2,022	2,565	6,444	8,349
Short-term borrowings	118	134	242	285
FHLB advances	824	561	2,273	1,422
Convertible preferred securities	324	325	972	807

Total Interest Expense	3,657	3,955	10,806	11,924

Net Interest Income	5,681	4,701	15,703	12,440
Provision for Loan Losses (Note 4)	465	400	1,690	1,180

Net Interest Income After Provision for Loan Losses	5,216	4,301	14,013	11,260

Non-Interest Income (Note 5)	1,257	1,009	3,851	2,654

Non-Interest Expense
Salaries and employee benefits	2,549	2,102	7,062	5,469
Occupancy and equipment	793	636	2,259	1,842
Other (Note 5)	1,550	1,133	4,194	3,278

Total Non-Interest Expense	4,892	3,871	13,515	10,589

Income Before Income Taxes	1,581	1,439	4,349	3,325
Income Tax Expense	553	503	1,522	1,161

Net Income	$1,028	$936	$2,827	$2,164

Net Income Per Share (Note 2)
Basic	$.12	$.11	$.32	$.25
Diluted	.11	.10	.31	.24

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Amounts in thousands)
Net income	$1,028	$936	$2,827	$2,164

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(1,670)	1,258	(1,921)	1,760
Tax effect	643	(484)	740	(685)
Reclassification of (gains) losses recognized in net income	—	—	—	(69)
Tax effect	—	—	—	26

Net of tax amount	(1,027)	774	(1,181)	1,032

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(8)	1,085	(196)	1,311
Tax effect	3	(348)	95	(435)
Reclassification of (gains) losses recognized in net income	(137)	(19)	(267)	(19)
Tax effect	52	7	101	7

Net of tax amount	(90)	725	(267)	864

Total other comprehensive income (loss)	(1,117)	1,499	(1,448)	1,896

Comprehensive income (loss)	$(89)	$2,435	$1,379	$4,060

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

	(Amounts in thousands, except share data)
Balance at December 31, 2002	8,791,683	$43,123	$1,830	$2,586	$47,539
Net income	—	—	2,827	—	2,827
Other comprehensive loss, net of tax	—	—	—	(1,448)	(1,448)
Stock options exercised	78,124	313	—	—	313

Balance at September 30, 2003	8,869,807	$43,436	$4,657	$1,138	$49,231

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,827	$2,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,362	956
Provision for loan losses	1,690	1,180
Realized gain on sales of available for sale securities, net	—	(69)
Realized gain on sale of equipment	38	(3)
Realized (gain) loss on sale of foreclosed assets	49	(19)
Changes in assets and liabilities:
Increase in other assets	(837)	(3,452)
Increase in other liabilities	1,497	2,089

Net Cash Provided by Operating Activities	6,626	2,846

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(8,352)	12,043
Purchases of:
Available-for-sale investment securities	(84,431)	(111,771)
Held-to-maturity investment securities	(59,469)	(23,251)
Proceeds from maturities and calls of:
Available-for-sale investment securities	39,589	17,054
Held-to-maturity investment securities	46,925	26,000
Proceeds from sales of available for sale securities	—	21,220
Net increase in loans	(76,964)	(50,910)
Proceeds from unwinding of cash flow hedge	951	208
Purchases of premises and equipment	(3,273)	(3,922)
Proceeds from disposal of premises and equipment	13	3
Proceeds from sale of foreclosed assets	684	292
Purchase of bank-owned life insurance	(108)	(641)

Net Cash Used by Investing Activities	(144,435)	(113,675)

Cash Flows from Financing Activities
Net increase in deposits	94,666	55,357
Net increase (decrease) in short-term borrowings	4,820	5,020
Net increase in FHLB advances	40,949	30,000
Proceeds from issuance of convertible preferred securities	—	17,250
Net proceeds from issuance of common stock	313	82

Net Cash Provided by Financing Activities	140,748	107,709

Net Increase (Decrease) in Cash and Due From Banks	2,939	(3,120)
Cash and Due From Banks, Beginning of Year	16,632	18,878

Cash and Due From Banks, End of Period	$19,571	$15,758

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Capital Trust I, a trust for the convertible preferred securities, and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southeastern Acceptance Corporation, a consumer finance company, and VCS Management, L.L.C., the managing general partner for Venture Capital Solutions L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Note 2 – Per Share Data

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

Basic and diluted net income per share have been computed using the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average number of common shares used in computing basic net income per share	8,822,564	8,793,836	8,802,090	8,789,307
Effect of dilutive stock options	597,450	276,274	310,457	280,315
Effect of dilutive convertible preferred securities	2,088,975	—	2,088,975	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,508,989	9,070,110	11,201,522	9,069,622

Basic earnings per share are based upon net income as presented in the accompanying consolidated statements of operations.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Per Share Data (Continued)

For the three months ended September 30, 2003, net income for determining diluted earnings per share was $1,226 thousand, after adjusting for the $199 thousand after tax effect of the expense associated with the 2,088,975 dilutive convertible preferred securities. For the three months ended September 30, 2002, there were 241,837 options that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended September 30, 2002, there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share.

For the nine months ended September 30, 2003 net income for determining diluted earnings per share was $3,423 thousand, after adjusting for the $597 thousand after tax effect of the expense associated with the dilutive convertible preferred securities. For the nine months ended September 30, 2003 and 2002, there were 104,355, and 179,916 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the nine months ended September 30, 2003, there were 2,088,975 of dilutive shares related to the convertible trust preferred securities. These common stock equivalents have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2002, there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share.

Note 3 – Stock Compensation Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands,
	except per share data)
Net income:
As reported	$1,028	$936	$2,827	$2,164
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	67	129	227	378

Pro forma	$961	$807	$2,600	$1,786

Basic earnings per share:
As reported	$.12	$.11	$.32	$.25
Pro forma	.11	.09	.30	.20
Diluted earnings per share:
As reported	$.11	$.10	$.31	$.24
Pro forma	.10	.09	.29	.20

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	September 30, 2003		December 31, 2002

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Amounts in thousands)
Residential mortgage loans	$131,781	26.53%	$118,572	28.10%
Commercial mortgage loans	187,240	37.69%	137,812	32.66%
Construction loans	71,459	14.38%	64,500	15.29%
Commercial and industrial loans	81,169	16.34%	71,948	17.05%
Loans to individuals	25,161	5.06%	29,106	6.90%

Subtotal	496,810	100.00%	421,938	100.00%

Less: Allowance for loan losses	6,948		6,342

Net loans	$489,862		$415,596

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Balance at beginning of period	$6,816	$5,976	$6,342	$5,400

Provision charged to operations	465	400	1,690	1,180

Charge-offs	(349)	(249)	(1,133)	(494)
Recoveries	16	2	49	43

Net charge-offs	(333)	(247)	(1,084)	(451)

Balance at end of period	$6,948	$6,129	$6,948	$6,129

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,

	2003	2002

	(Amounts in thousands)
Nonaccrual loans	$1,201	$1,823
Foreclosed assets	662	383

Total	$1,863	$2,206

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Non-Interest Income and Other Non-Interest Expenses

The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Service charges and fees on deposit accounts	$399	$277	$1,069	$810
Presold mortgage loan fees	345	366	1,151	781
Investment brokerage fees	230	102	770	185
SBIC management fees	138	138	424	414
Gain on sale of investment securities	—	—	—	69
Other	145	126	437	395

	$1,257	$1,009	$3,851	$2,654

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Postage, printing and office supplies	$113	$85	$312	$243
Advertising and promotions	235	144	624	419
Data processing and other outsourced services	367	350	998	954
Professional services	90	46	346	164
Other	745	508	1,914	1,498

	$1,550	$1,133	$4,194	$3,278

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

The maximum amount of the Company’s guarantees under these standby letters of credit along with the carrying amount of the liability under these guarantees are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Undisbursed standby letters of credit	$12,286	$11,090
Carrying amount	$11	$16

Note 7 – Recent Accounting Pronouncements

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies no later than the end of the first interim or annual period ending after December 15, 2003. The Company is in the process of determining the impact of FIN 46 on its consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of this Statement had no significant impact on the consolidated financial statements.

Note 8 – Pending Acquisition

On July 30, 2003, the Company announced the execution of a definitive agreement in which the Company will acquire The Community Bank, Pilot Mountain, NC, in a fixed exchange of cash and stock. The total per share consideration is expected to be the sum of $9.49 plus 4.00 shares of the Company’s stock times the average price of the Company’s common stock during a period of time shortly before closing. As a result of the pending acquisition, the Company anticipates to pay approximately $15.2 million in cash and issue approximately 6.4 million shares of its common stock. The transaction is valued at approximately $76 million. This transaction is expected to close in the fourth quarter of 2003 and has been approved by the directors of both the Company and The Community Bank, but is subject to approval of shareholders of each, and Federal and State Banking authorities.

Note 9 – Subsequent Event

On November 10, 2003, Southern Community Capital Trust II (the “Trust”), a newly formed subsidiary of the company, issued 3,450,000 Cumulative Trust Preferred Securities (the “Securities”), generating total proceeds of $34.5 million. The Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Securities will pay distributions quarterly beginning on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of the Trust. The Securities are also redeemable in whole or in part any time after December 31, 2008. Subject to certain limitations, the Securities qualify as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the debentures is to provide cash for the acquisition of The Community Bank (described above), to increase regulatory capital, and support the growth and operations of the Company.

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

Financial Condition at September 30, 2003 and December 31, 2002

During the nine-month period ending September 30, 2003, total assets increased by $144.6 million, or 23.6%, to $756.9 million. This increase is primarily the result of growth in the loan and investment portfolios. The increase in assets was supported by deposit growth, coupled with wholesale borrowings.

Continued strong loan demand resulted in gross loans increasing $74.9 million or 17.7% to $496.8 million from $421.9 million at year-end 2002. Commercial mortgage loans experienced the greatest growth, increasing by $49.4 million, or 35.9%. In addition, loans secured by residential mortgages increased $13.2 million or 11.1%, while commercial and industrial lending increased $9.2 million or 12.8%, during the first nine months of 2003. The investment portfolio increased $55.1, million or 38.9%, to $196.8 million versus $141.7 million at the beginning of the period. This growth is primarily due to planned growth combined with pre-investment of projected maturities for the remainder of the year.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $66.4 million during the nine months, to $235.8 million at September 30, 2003 versus $169.4 million at the beginning of the period. Our composition of liquid assets has benefited from the increases in investment securities and federal funds sold.

Deposits continue to be our primary funding source. At September 30, 2003, deposits totaled $543.9 million, an increase of $94.7 million or 21.1% from year-end 2002. Our growth in earning assets was further supported by a $40.9 increase in FHLB advances, which totaled $116.5 million at quarter-end, up from $75.5 million at year-end. Over this same nine-month period, short-term borrowings have increased $4.8 million or 23.9%. The emphasis on short-term borrowings has assisted the Company in reducing funding costs to support our margin following further interest rate cuts by the Federal Reserve. We will utilize various funding sources, as necessary, to support balance sheet management and growth. Demand deposits increased $8.1 million from year-end and totaled $50.0 million as of September 30, 2003 comprising 9.2% of total deposits, an increase from $41.9 million at December 31, 2002.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2003, our stockholders’ equity totaled $49.2 million, an increase of $1.7 million from the December 31, 2002 balance. The increase is the result of retained net income from operations during the period of $2.8 million and proceeds from the exercise of stock options in the amounts of $313,000, net of decreases in unrealized gains on investment securities available-for-sale and cash flow hedges in the amounts of $1.2 million and $267,000, net of tax, respectively.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net Income. Our net income for the three months ended September 30, 2003 was $1.0 million, an increase of $92,000 from the same three-month period in 2002. Net income per share was $.12 basic and $.11 diluted for the three months ended September 30, 2003, as compared with $.11 basic and $.10 diluted for the same period in 2002. We have continued to experience strong growth, with total assets averaging $745.3 million during the current three-month period as compared to $558.5 million in the prior period, an increase of $186.8 million or 33.5%. Our interest rate spread and net yield on average interest-earning assets decreased 29 basis points and 37 basis points, respectively. Our net interest income grew 20.9%, from $4.7 million for the three-month period ending September 2002 to $5.7 million for the current quarter. Net income was also supported by a $248,000 increase in non-interest income. These improvements were partially offset by a 26.4% increase in non-interest expenses. Our expense growth was concentrated in additional personnel costs, and to a lesser extent, other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended September 30, 2003, our net interest income increased by $980,000 or 20.8% over the second quarter 2002 results to $5.7 million. Net-interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates stabilized at a lower level during 2002, downward repricings of our interest-bearing liabilities have been larger than our downward repricings of our interest-earning assets. Average total interest-earning assets increased $180.8 million, or 34.7%, during the three months ended September 30, 2003 as compared to the same period in 2002. Our average yields on total interest-earning assets for the same periods decreased by 132 basis points from 6.60% to 5.28%. Our average total interest-bearing liabilities increased by $165.7 million, or 34.7%. Our average cost of total interest-bearing liabilities decreased by 103 basis points from 3.28% to 2.25%. For the three months ended September 30, 2003, our net interest spread was 3.03% and our net interest margin was 3.21%. For the three months ended September 30, 2002, our net interest spread was 3.32% and our net interest margin was 3.58%.

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

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$489,226	$6,998	5.67%	$402,571	$6,757	6.66%
Investment securities:
Available for sale	126,188	1,646	5.18%	84,453	1,431	6.72%
Held to maturity	83,588	685	3.26%	28,318	436	6.11%
Federal funds sold	2,320	9	1.37%	5,144	32	2.47%

Total interest-earning assets	701,322	9,338	5.28%	520,486	8,656	6.60%

Other assets	44,022			38,012

Total assets	$745,344			$558,498

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$149,241	369	0.98%	$103,491	370	1.42%
Time deposits over $100,000	157,945	1,068	2.68%	197,430	1,625	3.27%
Other time deposits	161,329	954	2.35%	90,145	940	4.14%
Short-term borrowings	37,469	118	1.24%	22,173	134	2.43%
FHLB advances	120,611	824	2.71%	47,635	561	4.67%
Convertible Preferred Securities	17,250	324	7.47%	17,251	325	7.43%

Total interest-bearing liabilities	643,845	3,657	2.25%	478,125	3,955	3.28%

Non-interest-bearing deposits	47,053			33,482
Other liabilities	5,038			2,076
Stockholders’ equity	49,408			44,815

Total liabilities and stockholders’ equity	$745,344			$558,498

Net interest income and interest rate spread		$5,681	3.03%		$4,701	3.32%

Net yield on average interest-earning assets			3.21%			3.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.93%			108.86%

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2003 was $465,000 representing an increase of $65,000 from the $400,000 provision we made for the three months ended September 30, 2002. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include an assessment of individual loan credit risk, growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have increased our provision during the current three-month period due to the growth in our loan portfolio and in part because of an increased level of net loan charge-offs, which totaled $333,000 during the three months ended September 30, 2003, up from $247,000 during the three months ended September 30, 2002. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .27% and .24% for the three months ended September 30, 2003 and 2002, respectively. Non-performing assets decreased to $1.9 million, or 0.25% of total assets at September 30, 2003 from $2.4 million, or 0.41% of total assets at September 30, 2002. At September 30, 2003, the allowance for loan losses stood at $6.9 million and represented 1.40% of period-ending loans. At December 31, 2002, the allowance for loan losses stood at $6.3 million and represented 1.50% of period-ending loans. During the third quarter of 2003, the bank made certain refinements to its loan risk grading system, resulting in a required allowance for loan losses that is lower, when compared to loans outstanding, than in previous periods. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three-months ended September 30, 2003, non-interest income increased $248,000, or 24.6%, to $1.3 million from $1.0 million for the same period in the prior year. Increases for the three months ended September 30, 2003 include an increase of $122,000, or 44.0%, in service charges and fees on deposit accounts primarily as a result of deposit growth and $128,000 or 125.5% in investment brokerage fees as we have increased our marketing efforts to offer investment brokerage services to both the bank’s existing customer base as well as new clients. Other operational income increased by $18,000, or 14.3%. There was a minimal decrease of $21,000 or 5.7% in our mortgage origination operations due to the leveling off of activity caused by increases in long-term rates relative to those experienced earlier in the year.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our earning assets. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended September 30, 2003, our non-interest expense increased $1.0 million, or 26.4% over the same period in 2002. Salaries and employee benefit expense increased $447,000, or 21.3%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $157,000, or 24.7%. Other expenses increased $417,000, or 36.8%, reflecting the increased volume of business activity, principally increases in lending and deposit relationships and increases in advertising and promotions. For the three months ended September 30, 2003, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.66% as compared with 2.65% for the same three months in 2002.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% for both of the three months ended September 30, 2003 and 2002.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net Income. Our net income for the nine months ended September 30, 2003 was $2.8 million, an increase of $663,000 from the same nine-month period in 2002. Net income per share was $.32 basic and $.31 diluted for the nine months ended September 30, 2003, as compared with $.25 basic and $.24 diluted for the same period in 2002. We have continued to experience strong growth, with total assets averaging $671.6 million during the current nine-month period as compared to $537.2 million in the prior period, an increase of $134.4 million or 25.0%. Our interest rate spread and net yield on average interest-earning assets increased 14 basis points and 3 basis points, respectively. Our net interest income grew 26.2%, from $12.4 million for the nine-month period ending September 2002 to $15.7 million for the current year-to-date through September 30, 2003. Net income was also supported by a $1.2 million increase in non-interest income. These improvements were partially offset by a 27.6% increase in non-interest expenses. Our expense growth primarily is a result of additional personnel costs, and to a lesser extent, other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the nine months ended September 30, 2003, our net interest income increased by $3.3 million or 26.2% over the $12.4 million for the same nine-month period in 2002. Net-interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans, with a delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because rates stabilized at a lower level during 2002, downward repricing of our interest-bearing liabilities have been larger than our downward repricing of our interest-earning assets during 2003. Average total interest-earning assets increased $126.0 million, or 24.9%, during the nine months ended September 30, 2003 as compared to the same period in 2002. Our average yields on total interest-earning assets for the same periods decreased by 83 basis points from 6.44% to 5.61%. Our average total interest-bearing liabilities increased by $117.4 million, or 25.6%. Our average cost of total interest-bearing liabilities decreased by 97 basis points from 3.48% to 2.51%. For the nine months ended September 30, 2003, our net interest spread was 3.10% and our net interest margin was 3.32%. For the nine months ended September 30, 2002, our net interest spread was 2.96% and our net interest margin was 3.29%.

On May 1, 2003, the bank terminated one of its interest rate swap contracts for $1.0 million, which included $59,000 of accrued interest receivable. The swap had a notional value of $25 million and under the contract we received a fixed rate of interest and paid a rate based on the daily average Prime. The unwinding of this transaction resulted in proceeds to the Company and a related gain of $951,000, which will be amortized over a twenty-nine month period, the remaining life of the swap contact, and will contribute approximately $36,500 to interest income on a monthly basis.

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

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$458,328	$20,177	5.89%	$387,367	$18,978	6.55%
Investment securities:
Available for sale	113,841	4,495	5.28%	74,038	3,437	6.21%
Held to maturity	56,863	1,804	4.24%	37,143	1,847	6.65%
Federal funds sold	2,955	33	1.49%	7,451	102	1.83%

Total interest-earning assets	631,987	26,509	5.61%	505,999	24,364	6.44%

Other assets	39,660			31,206

Total assets	$671,647			$537,205

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$128,489	875	0.91%	$99,369	1,061	1.43%
Time deposits over $100,000	139,961	3,168	3.03%	125,721	3,737	3.97%
Other time deposits	169,598	3,276	2.58%	158,685	4,612	3.89%
Short-term borrowings	24,256	242	1.33%	17,949	285	2.12%
Long-term debt	96,255	2,273	3.16%	40,265	1,422	4.72%
Convertible Preferred Securities	17,250	972	7.53%	16,417	807	7.45%

Total interest-bearing liabilities	575,809	10,806	2.51%	458,406	11,924	3.48%

Non-interest-bearing deposits	43,057			33,464
Other liabilities	4,105			1,813
Stockholders’ equity	48,676			43,522

Total liabilities and stockholders’ equity	$671,647			$537,205

Net interest income and interest rate spread		$15,703	3.10%		$12,440	2.96%

Net yield on average interest-earning assets			3.32%			3.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.76%			110.38%

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2003 was $1.7 million representing an increase of $510,000 from the $1.2 million provision we made for the nine months ended September 30, 2002. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include an assessment of individual loan credit risk, growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We have increased our provision during the current nine-month period due to the growth in our loans portfolio and in part because of an increased level of net loan charge-offs, which totaled $1.1 million during the nine months ended September 30, 2003, up from $451,000 during the nine months ended September 30, 2002. Included in these charge-offs was $257,000 related to a $2.0 million purchased loan participation which paid out in the second quarter. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .32% and .15% for the nine months ended September 30, 2003 and 2002, respectively. Non-performing assets decreased to $1.9 million, or 0.25% of total assets at September 30, 2003 from $2.4 million, or 0.41% of total assets at September 30, 2002. At September 30, 2003, the allowance for loan losses stood at $6.9 million and represented 1.40% of period-ending loans. At December 31, 2002, the allowance for loan losses stood at $6.3 million and represented 1.50% of period-ending loans. During the third quarter of 2003, the bank made certain refinements to its loan risk grading system, resulting in a required allowance for loan losses that is lower, when compared to loans outstanding, than in previous periods. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the nine months ended September 30, 2003, non-interest income increased by $1.2 million or 45.1% to $3.9 million from $2.7 million for the same period in the prior year, despite a $69,000 gain on sale of investment securities realized in the second quarter of 2002. Increases for the nine months ended September 30, 2003 include an increase of $259,000, or 32.0%, in service charges and fees on deposit accounts primarily as a result of deposit earning assets, increases of $370,000, or 47.4%, in mortgage origination operations from increased activity due to the low interest rate environment, and $585,000 or 316.0% in investment brokerage fees as we have increased our marketing efforts to offer investment brokerage services to both the bank’s existing customer base as well as new clients. Other operational income increased by $42,000, or 10.6%.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our earning assets. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2003, our non-interest expense increased $2.9 million, or 27.6% over the same period in 2002. Salaries and employee benefits expense increased $1.6 million, or 29.1%, and reflects the addition of personnel in our new branches as well as additions of personnel to expand our business, and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $417,000, or 22.6%. Other expenses increased $916,000, or 27.9%, reflecting the increased volume of business activity, principally increases in lending and deposit relationships and increases in advertising and promotions. For the nine months ended September 30, 2003, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.74% as compared with 2.63% for the same nine months in 2002.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% and 34.9%, respectively, for the nine months ended September 30, 2003 and 2002.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers, customers and correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $216.2 million at September 30, 2003 an increase of $63.5 million from $152.8 million at December 31, 2002. The increase is the result of growth in the investment portfolio, a portion of which was pre-investing anticipated bond maturities for the remainder of the year. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $27.0 million and $100.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $181.2 million from the Federal Home Loan Bank of Atlanta, with $116.5 million outstanding at September 30, 2003 and the ability to borrow up to $113.2 million from the Federal Reserve Bank of Richmond, with no outstanding balances at September 30, 2003. At September 30, 2003, our outstanding commitments to extend credit consisted of loan commitments of $73.4 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $44.8 million, $41.1 million and $12.3 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 62% of our total deposits at September 30, 2003, and 65% at December 31, 2002. Certificates of deposit of $100,000 or more represented 33% of our total deposits at September 30, 2003 and 29% at December 31, 2002. The bank utilizes brokered and out-of-market deposits which amounted to $162.0 million at September 30, 2003.

At September 30, 2003, our Tier I capital to average quarterly asset ratio was 8.60%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2003 was 10.98%.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that addresses the consolidation rules to be applied to “variable interest entities.” FIN 46 has raised questions about whether certain entities, such as Southern Community Capital Trust I and newly formed Southern Community Capital Trust II, are considered variable interest entitles and should therefore not be consolidated by the companies that use them to issue trust preferred securities. If we conclude, in light of an interpretation of FIN 46 as applied to our trusts, that our trusts should no longer be consolidated, then we would be required to make certain adjustments to our consolidated financial statements to reflect the deconsolidation.

The FASB also recently issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides accounting guidance for the appropriate financial reporting balance sheet classification of trust preferred securities. Traditionally, trusts used for issuing trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier I regulatory capital treatment by bank holding companies under Federal Reserve Board rules and regulations. Accordingly, we have consolidated our existing trust in preparing our consolidated financial statements in the past and our outstanding convertible trust preferred securities have been treated as Tier I regulatory capital. Further, we have classified our existing outstanding convertible trust preferred securities as liabilities on our consolidated balance sheets in the past, and believe this classification is consistent with new FAS 150.

Given the issues raised by FIN 46 and FAS 150, there could be a change to the regulatory capital treatment of trust preferred securities issued by U.S. bank holding companies. Specifically, it is possible that the Federal Reserve Board may conclude that trust preferred securities should no longer be treated as Tier I regulatory capital.

If Tier I treatment for our trust preferred securities were disallowed, there would be a reduction in our consolidated capital ratios. If the Federal Reserve Board were to grant Tier 2 status to our trust preferred securities transactions, we believe that we would remain “well capitalized” under Federal Reserve Board guidelines. If the Federal Reserve Board does not grant Tier 2 status, we nonetheless believe that we would remain in compliance with all of the Federal Reserve Board’s existing minimum capital requirements.

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

Management believes, with the exception of the investment securities portfolio due to recent growth in this asset category and market conditions which has resulted in yields reducing from 5.84% to 4.90% and wholesale borrowing overall costs which have declined from 3.25% to 2.55% from year-end 2002 and September 30, 2003, respectively, there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2002.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls during the Company’s last fiscal quarter that could significantly affect the Company’s internal control over financial reporting.

Part II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On July 24, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three and six months ended June 30, 2003.

On July 30, 2003, the Company filed a Form 8-K with the SEC reporting the execution of a definitive agreement in which the Company will acquire The Community Bank, Pilot Mountain, North Carolina in a fixed exchange of cash and stock.

On July 30, 2003, the Company filed a Form 8-K with the SEC announcing that the Company will host a conference regarding the definitive agreement in which the Company will acquire The Community Bank, Pilot Mountain, North Carolina in a fixed exchange of cash and stock.

On September 5, 2003, the Company filed a Form 8-K with the SEC reporting that the Company proposes to sell $30 million of Trust Preferred Securities to be issued by a subsidiary to be formed for that purpose, Southern Community Capital Trust II.

On September 25, 2003, the Company filed a Form 8-K with the SEC announcing that the Company will participate in the Sunbelt Community Bank Conference in Atlanta, Georgia.

On September 26, 2003, the Company filed a Form 8-K with the SEC reporting the filing of a registration statement relating to the public offering of 3,000,000 shares of Trust Preferred Securities. The proposed aggregate offering amount is $30 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 14, 2003	By:	/s/ F. Scott Bauer

F. Scott Bauer Chairman, President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Richard M. Cobb

Richard M. Cobb Executive Vice President, Chief Operating Officer and Chief Financial Officer