Form 10-K
period 2003-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2004-03-30
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

7.95% Cumulative Trust Preferred Securities
7.95% Junior Subordinated Debentures
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $73.4 million.

As of March 12, 2004, (the most recent practicable date), the registrant had outstanding 17,610,132 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document		Where Incorporated
1.	Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004 to be mailed to shareholders within 120 days of December 31, 2003.	Part III

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

     At December 31, 2003, we had total assets of $798.5 million, net loans of $512.5 million, deposits of $575.2 million, and shareholders’ equity of $50.9 million. We had net income of $3.7 million and $3.2 million and diluted earnings per share of $.40 and $.35 for the years ended December 31, 2003 and 2002, respectively. We had net income of $2.1 million and diluted earnings per share of $.23 for the year ended December 31, 2001.

     We have been, and intend to remain, a community-focused financial institution offering a full range of financial services to individuals, businesses and nonprofit organizations in the communities we serve. Our banking services include checking and savings accounts; commercial, installment, mortgage, and personal loans; trust and investment services; safe deposit boxes; and other associated services to satisfy the needs of our customers.

     In our seven years of existence we have accomplished the following:

•	Assembled a management team with knowledge of our local markets and over 100 years of banking experience;

•	Registered 22 consecutive quarters of profitability after becoming profitable in our seventh quarter of operation;

•	Established eight banking offices including four in Winston-Salem and one each in Clemmons, Kernersville, High Point, and Yadkinville;

•	Focused on growing internally reaching total assets of $798.5 million as of December 31, 2003 without any acquisitions;

•	Have one subsidiary of the bank, managed by professionals with substantial previous experience:

—	VCS Management, LLC, the managing general partner of Salem Capital Partners, L.P., a small business investment company in which the bank is an investor, with offices in Winston-Salem, North Carolina and Atlanta, Georgia;

•	Began offering trust services in 2002 including investment management, administration and advisory services primarily for individuals, partnerships and corporations;

•	Increased our equity to $50.9 million as a result of our initial public offering which raised $12 million, two secondary stock offerings in February 1998 and January 2001, raising $18.7 million and $4.9 million, respectively, and the retention of earnings;

•	Listed our common stock on the Nasdaq National Market System on January 2, 2002;

•	Created a capital trust, Southern Community Capital Trust I, that issued 1,725,000 cumulative convertible trust preferred securities in February 2002 generating gross proceeds of $17.3 million;

•	Announced on July 30, 2003, the agreement to acquire The Community Bank, which was completed on January 12, 2004;

•	Created Southern Community Capital Trust II, that issued 3,450,000 trust preferred securities in November 2003 generating gross proceeds of $34.5 million; and

•	Maintained a strong credit culture. As of December 31, 2003, our non-performing assets totaled $1.0 million or 0.13% of total assets and our allowance for loan losses was $7.3 million or 1.40% of total loans and 946% of non-performing loans.

     The website for the bank is www.smallenoughtocare.com. Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” The company is registered as a financial holding company with the Federal Reserve System. The bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock as well as each of our trust preferred securities are traded on the Nasdaq National Market System under the symbols “SCMF”, “SCMFP” and “SCMFO”, respectively. Trading on SCMFP ceased on March 8th, 2004.

Our Market Area

     We consider our primary market area to be the Piedmont Triad area of North Carolina, including Winston-Salem, Clemmons, Kernersville (all in Forsyth County), Yadkinville (Yadkin County) and High Point (Guilford County), North Carolina, and to a lesser extent, adjoining counties.

     The Piedmont Triad is a 12 county region located in the north central Piedmont of North Carolina and is named for the three largest cities in the region, Winston-Salem, Greensboro and High Point. The region has one fifth of the state’s population and one fifth of its labor force. The region’s population grew an estimated 12.3% between 1990 and 2000. It’s estimated population in 2002 was 1.2 million.

     The Piedmont Triad is the largest Metropolitan Statistical Area located entirely in North Carolina. The MSA is also one of the top 50 in the country in both total population and number of households. Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina. Forsyth County had an estimated population of 314,375 in 2003, Yadkin County was estimated at 39,892, and Guilford County had an estimated population of 463,087. The Piedmont Triad is the economic hub of northwest North Carolina. In 2002, the median family income in both Forsyth and Guilford Counties was over $42,000. In Yadkin County, it was over $36,600. The Piedmont Triad has a very balanced and diversified economy. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 2002 were services (29%), manufacturing (23%), trade (22%), finance, communications and utilities (11%), government (11%) and construction (5%). Unemployment has increased in the Piedmont Triad over the last two years and averaged 6.3% in Guilford County, 5.5% in Yadkin County and 5.4% in Forsyth County in 2002.

     The bank serves our market area through eight full service banking offices, including four offices located in Winston-Salem. Our television and radio advertising has extended into this market area for several years, providing the bank name recognition in the Piedmont Triad area. The bank’s customers may access various banking services through twelve ATMs owned by the bank and ATMs owned by others, through debit cards, and through the bank’s automated telephone and Internet electronic banking products. These products allow the bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

     We intend to grow our franchise through new and existing relationships developed by our associates, and by expanding to contiguous areas through de novo entry and acquisitions which make strategic and economic sense.

     We also intend to continue to diversify our revenue in order to generate non-interest income. These efforts have included offering investment brokerage services, our mortgage loan department, our small business investment company manager (which generates management fees) and the creation of our trust department. For the year ended December 31, 2003 our non-interest income represented 19.0% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success.

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

Subsidiaries

     The bank operates one subsidiary that provides financial services in addition to those offered directly by the bank. The company formed two additional subsidiaries to issue trust preferred securities. Each subsidiary is described below.

     VCS Management, LLC was formed in March 2000 as the managing general partner of Salem Capital Partners, L.P., a small business investment company licensed by the Small Business Administration. Southern Community Bank and Trust has committed $1.7 million for investment in the partnership, which has a total of $9.2 million of committed capital from various private investors including the bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The bank shares in any earnings of the partnership through its investment in the partnership. VCS Management earns management fees for managing the investment activities of the partnership. For the year ended December 31, 2003 VCS Management earned $562,000 of fee income, representing 2.2% of total consolidated revenue.

     In February of 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175,000 of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. We redeemed the Trust I Securities under a provision that permitted us to redeem the Trust I Securities in whole at any time prior to March 31, 2007 once the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the date that we gave notice of redemption. The Trust I Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%. The Trust I Securities began paying quarterly distributions on March 31, 2002. The company had fully and unconditionally guaranteed the obligations of Trust I. The proceeds from the Trust I Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust I Securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

     In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

Competition

     The activities in which the bank, as our operating subsidiary, engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws, which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, and one savings institution have their headquarters in Winston-Salem. As of June 2003, there were 97 branches in Forsyth County operated by twelve commercial banks and one savings institution. Approximately $9.5 billion in deposits are located in Forsyth County. Yadkin County had eight banks with ten branches and approximately $378.5 million in deposits. Twenty banks and two savings institutions were operating in Guilford County with 134 branches and approximately $6.7 billion in deposits. Deposits of the bank in June 2003 were $426.4 million in Forsyth County, $69.2 million in Yadkin County, and $10.1 million in Guilford County. Therefore, in its market area, the bank has significant competition for deposits and loans from other depository institutions.

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

Employees

     Southern Community Financial Corporation has no employees of its own and all employees during 2003 were compensated by the bank. At December 31, 2003, the bank employed 157 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

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

     Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2003, our Tier 1 leverage capital ratio and total capital were 8.63% and 17.74%, respectively.

     The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2003, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The company must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. Adoption of FIN 46R will require deconsolidation of the company’s remaining trust preferred subsidiary, Southern Community Capital Trust II (the Trust I Securities were redeemed as of March 12, 2004). Upon deconsolidation, the junior subordinated debentures issued by the company to Trust II will be included in long-term debt (instead of the trust preferred securities) and the company’s equity interest in Trust II will be included in other assets. If Trust I and Trust II were deconsolidated as of December 31, 2003, the effect on the company’s balance sheet would be an increase in other assets of $1.6 million with a corresponding increase in long-term debt. The deconsolidation of Trust I and Trust II will not materially impact net income.

     The Trust Preferred Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the company’s consolidated capital ratios. However, the company believes that the bank would remain “well capitalized” under Federal Reserve Board guidelines.

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

     Dividends. On January 14, 2004, the company announced the declaration of its first annual cash dividend of $0.11 per share of its common stock which was paid on March 15, 2004, to shareholders of record on February 20, 2004. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary banks (Southern Community Bank and Trust and after January 12, 2004, The Community Bank). Our only source of income is dividends paid by these banks. We must pay all of our operating expenses from funds we receive from these banks. North Carolina banking requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from our subsidiary banks. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

     Transactions with Affiliates. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the bank, including us and Southern Community Capital Trust I and II, is deemed to be an affiliate of the bank.

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

     Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2003, the bank met its reserve requirements.

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

     The exact amount of future dividends on the stock of the bank will be a function of the profitability of the bank in general and applicable tax rates in effect from year to year. The bank’s ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, dividends will be paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the debentures which fund the interest payments on the preferred securities issued by our trust subsidiary, and to pay cash dividends to our shareholders.

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

     If a state member bank were classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank. If a state member bank is classified as significantly undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

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

Item 2. Properties

     As of December 31, 2003 we operated out of eight banking offices and four operations/administrative offices. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Winston Salem, North Carolina
4701 Country Club Rd.	5,500	1996	Leased
3151 Peters Creek Parkway	2,400	1998	Leased
225 Hanes Mill Rd.	2,800	2001	Owned
536 South Stratford Rd.	1,600	1998	Leased
Yadkinville, North Carolina
532 East Main Street	7,100	1998	Owned
Clemmons, North Carolina
2755 Lewisville Clemmons Rd.	2,000	2000	Leased
Kernersville, North Carolina
1207 South Main Street	7,700	2002	Owned
High Point, North Carolina
2541 Eastchester Drive	3,000	2003	Owned
Operations and Administrative Offices:
Winston Salem, North Carolina
4625 Country Club Rd.	3,200	1998	Owned
1600 Hanes Mall Blvd.	10,500	2000	Owned
112 Cambridge Plaza	3,750	2002	Leased
4605 Country Club Rd. - Corporate	27,000	2003	Owned

     In addition to the above locations, we have four off site ATMs located at 3484 Robinhood Road, and Ernie Shore Field 401 Deacon Boulevard in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina. In February 2004, we opened a loan production office at 249 Williamson Road in Mooresville, North Carolina.

     All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2003 of $17.3 million.

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

Item 4. Submission of Matters To a Vote of Security Holders

     At a special meeting of the shareholders conducted on December 11, 2003, shareholders of Southern Community Financial Corporation voted to approve the transaction allowing the company to acquire The Community Bank of Pilot Mountain, North Carolina. At the special meeting, 4,723,670 voted for approval of the transaction, 26,465 voted against, and 119,749 abstained.

     There were no additional matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

Price Range of Common Stock and Dividends

     Our common stock is listed on the Nasdaq National Market System under the symbol “SCMF”. The following table sets forth the high and low sales prices per share of our common stock and our convertible preferred securities (“SCMFP”), based on published financial sources, for the last two years. The convertible preferred securities did not begin trading until the first quarter of 2002. All information has been adjusted for stock splits and stock dividends effected during the periods presented.

		Price
		SCMF		SCMFP
Year	Quarterly Period	High	Low	High	Low
2002	First Quarter	$9.76	$5.82	$11.01	$9.90
	Second Quarter	7.62	6.24	11.20	10.22
	Third Quarter	7.10	5.48	10.65	9.76
	Fourth Quarter	7.36	6.10	11.15	9.90
2003	First Quarter	8.08	6.30	11.98	10.60
	Second Quarter	9.95	7.57	14.00	10.85
	Third Quarter	10.46	8.88	14.50	12.50
	Fourth Quarter	11.17	9.91	13.99	12.90

     At December 31, 2003, there were approximately 5,200 holders of record of our common stock, and as of March 12, 2004 there were 7,400 holders of record of our common stock. On January 12, 2004, we issued 6,391,452 shares of our common stock to the former shareholders of The Community Bank. On January 14, 2004, the company announced that Southern Community Capital Trust I would redeem all of its 7.25% Cumulative Convertible Trust Preferred Securities and its 7.25% Common Securities at the stated liquidation amount of $10.00 per security on March 12, 2004. The record date for the redemption was February 25, 2004 and the redemption resulted in the issuance of 2,060,000 shares of common stock through the conversions and the retirement of $61,000 of the Trust I Securities.

     On January 14, 2004, the company announced the payment of an annual cash dividend of $0.11 per share to all common stock shareholders of record on February 20, 2004. Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant. As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiaries (Southern Community Bank and Trust and, after January 12, 2004, The Community Bank) to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends. Our only source of income is dividends paid by these banks. We must pay all of our operating expenses from funds we receive from these banks. Various banking laws applicable to our bank subsidiaries limit the payment of dividends, management fees and other distributions by the banks to us and may therefore limit our ability to make dividend payments. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

     In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of the company’s operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, the company will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

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

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Operating Data:
Interest income	$36,019	$33,281	$31,366	$26,831	$16,562
Interest expense	14,751	15,803	18,034	14,944	8,481

Net interest income	21,268	17,478	13,332	11,887	8,081
Provision for loan losses	2,285	1,655	2,320	1,480	1,135

Net interest income after provision for loan losses	18,983	15,823	11,012	10,407	6,946
Non-interest income	4,985	3,927	3,402	2,198	775
Non-interest expense	18,333	14,781	11,162	8,723	5,892

Income before income taxes	5,635	4,969	3,252	3,882	1,829
Provision for income taxes	1,972	1,755	1,147	1,466	293

Net income	$3,663	$3,214	$2,105	$2,416	$1,536

Per Share Data: (7)
Net income
Basic	$.41	$.37	$.24	$.30	$.19
Diluted	.40	.35	.23	.29	.18
Cash dividends	.00	.00	.00	.00	.00
Book value	5.66	5.41	4.84	4.41	3.93
Weighted average shares
Basic	8,826,780	8,788,295	8,707,678	8,097,552	8,037,904
Diluted	11,369,429	9,085,853	9,043,611	8,450,245	8,540,293
Balance Sheet Data:
Total assets	$798,502	$612,239	$481,220	$384,027	$254,172
Loans	519,746	421,938	360,288	282,161	200,312
Allowance for loan losses	7,275	6,342	5,400	4,283	3,013
Deposits	575,218	449,216	392,851	338,753	218,953
Short-term borrowings	51,900	40,706	19,980	6,000	2,500
Long-term debt	117,627	72,250	25,000	—	—
Stockholders’ equity	50,891	47,539	42,451	36,950	31,766
Capital Ratios: (5)
Total risk-based capital	10.66%	12.23%	11.53%	13.03%	16.40%
Tier 1 risk-based capital	9.46%	10.98%	10.28%	11.78%	15.15%
Leverage ratio	7.50%	8.95%	9.21%	11.16%	14.26%
Equity to assets ratio	6.37%	7.76%	8.82%	9.62%	12.50%

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	.53%	.58%	.50%	.77%	.71%
Return on average equity	7.48%	7.24%	5.13%	7.27%	5.00%
Net interest spread (2)	3.03%	3.02%	2.82%	3.22%	3.02%
Net interest margin (1)	3.25%	3.34%	3.36%	4.01%	3.90%
Non-interest income as a percentage of total revenue (6)	18.99%	18.35%	20.33%	15.61%	8.75%
Non-interest income as a percentage of average assets	.72%	.71%	.80%	.70%	.36%
Non-interest expense to average assets	2.63%	2.66%	2.63%	2.79%	2.71%
Efficiency ratio (3)	69.83%	69.05%	66.70%	61.93%	66.53%
Dividend payout ratio	.00%	.00%	.00%	.00%	.00%
Asset Quality Ratios:
Nonperforming loans to period-end loans	.15%	.43%	.25%	.10%	.00%
Allowance for loan losses to period-end loans	1.40%	1.50%	1.50%	1.52%	1.50%
Allowance for loan losses to nonperforming loans	946%	348%	604%	1,552%	NM
Nonperforming assets to total assets (4)	.13%	.36%	.26%	.07%	.00%
Net loan charge-offs to average loans outstanding	.29%	.18%	.38%	.09%	.02%
Other Data:
Number of banking offices	8	8	7	7	5
Number of full-time equivalent employees	157	141	121	104	70

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.

(5)	Capital ratios are for the bank.

(6)	Total revenue consists of net interest income and non-interest income.

(7)	All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a two-for-one stock split in 1999, a stock split effected in the form of a 10% stock dividend in 2000, and 5% stock dividends in 2001 and 2002.

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

OVERVIEW

     Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, finally beginning operations on November 18, 1996. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around Winston-Salem and the Piedmont Triad area of North Carolina. We offer a broad array of banking and other financial products – products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $799 million in total assets in just over seven years of operations.

     We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2003, Southern Community Financial Corporation has grown to a total of eight full-service banking offices with $575 million in customer deposit accounts. In support of this growth, we have generated $24 million of additional capital through sales of common stock in 1998, 2000 and 2001. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. More recently we have created a Trust Department that began operating in the first quarter of 2002. In October of 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. In April of 2003 we completed the construction of a new corporate office on property adjacent to our main banking office in Winston-Salem.

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

Financial Condition at December 31, 2003 and 2002

     During the year ended December 31, 2003, our total assets increased by $186.3 million, or 30.4%, to $798.5 million. Of this increase in total assets, $176.1 represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $96.9 million, or 23.3%, in net loans receivable, while investment securities available for sale and held to maturity increased by $71.6 million and $17.5 million, respectively. Much of the growth in the investment portfolio during the first half of the year was primarily due to planned growth combined with pre-investment of projected maturities for the remainder of the year. During the fourth quarter of 2003 we purchased bonds for the investment portfolio to employ funds received from the issuance of Southern Community Capital Trust II in excess of those needed for The Community Bank acquisition, and to leverage that additional capital. The only category of interest-earning assets that decreased was federal funds sold, which ended 2003 at $271,000 as compared with $11.1 million at the end of 2002. Federal funds sold, with an average annual return of 1.21%, is the lowest yielding among interest-earning assets. Premises and equipment increased by $1.4 million, principally as a result of the investment of $610,000 in a new branch facility located in High Point, NC, and the completion of a new corporate office in the first half of 2003. Other assets increased by $3.5 million, which included the capitalization of costs associated with the issuance of Southern Community Capital Trust II and costs associated with the acquisition of The Community Bank.

     Loan growth in 2003 was concentrated in commercial and real estate lending. Our total loan growth of $97.8 million in 2003 was spread among portfolios secured by residential and commercial mortgages, which increased by $31.7 million and $48.9 million, respectively. Commercial and industrial lending and construction loan outstandings increased by $15.2 and $7.4 million, respectively during the year. Consumer lending declined $5.5 million from 2002 levels as the bank exited the consumer finance business and liquidated Southeastern Acceptance Corporation. During 2003 we continued our active program of originations of residential mortgage loans for sale in the secondary market. At the end of the year loans held for sale totaled $1.1 million.

     Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $84.6 million during the year, to $254.0 million at December 31, 2003 versus $169.4 million at the beginning of the year. Liquid assets represented 31.8% of total assets at December 31, 2003 as compared to 27.7% at the beginning of the year. We have been able to further leverage our capital and generate significant funds for investment both through deposit growth and through borrowings. These available funds have exceeded our lending needs, so we have invested at a positive interest rate spread in securities. In order to optimize our ability to manage interest rate risk, the majority of our increase in liquid assets in 2003 has been in available for sale securities.

     Customer deposits continue to be our primary funding source. While our deposits are primarily generated through our growing branch network, we do utilize some out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $159.2 million and $115.7 million at year-end 2003 and 2002, respectively. At December 31, 2003, deposits totaled $575.2 million, an increase of $126.0 million or 28.1% from year-end 2002. As explained above, we have also utilized borrowings to fund growth in 2003. Total borrowings, including $51.7 million in trust preferred securities issued during 2002 and 2003, aggregated $169.5 million at December 31, 2003. Borrowings also included $96.5 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), Federal funds purchased of $11.4 million and securities sold under agreements to repurchase of $10.0 million. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

     Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2003, our stockholders’ equity totaled $50.9 million, an increase of $3.4 million from the December 31, 2002 balance. This increase includes net income of $3.7 million earned during the year and a decrease in other comprehensive income of $1.6 million.

     On July 30, 2003, the company and The Community Bank jointly announced the execution of a definitive agreement in which Southern Community Financial Corporation would acquire The Community Bank of Pilot Mountain, North Carolina in a fixed exchange of cash and stock. The Community Bank, founded in 1987 operates 10 community banking offices throughout Surry, Rockingham, Stokes, Iredell and Yadkin counties of North Carolina. On December 11, 2003, shareholders approved the transaction allowing Southern Community Financial Corporation to acquire The Community Bank. On January 12, 2004, the acquisition was completed. For each share of stock owned, The Community Bank shareholders receive $53.05 in cash, 4.8714 shares of newly issued Southern Community common stock or a combination of both, subject to an overall allocation of approximately 6.4 million shares of common stock and $15.2 million in cash. As a result of the acquisition, consolidated assets for the company reached $1.1 billion, with $120 million of shareholders’ equity, and approximately $48 million of goodwill was created.

     On January 14, 2004, the company announced the redemption of all of its 7.25% Cumulative Convertible Trust Preferred Securities issued through Southern Community Capital Trust I under the provision that the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. On January 14, 2004, the company announced the declaration of its first annual cash dividend of $0.11 per share of its common stock which was paid on March 15, 2004, to shareholders of record on February 20, 2004.

Financial Condition at December 31, 2002 and 2001

     During the year ended December 31, 2002, our total assets increased by $131.0 million, or 27.2%, to $612.2 million. Of this increase in total assets, $125.3 represented growth in interest-earning assets. Continued strong loan demand drove an increase of $60.7, or 17.1%, in net loans receivable, while investment securities available for sale and held to maturity increased by $66.3 million and $10.2 million, respectively. The only category of interest-earning assets that decreased was federal funds sold, which ended 2002 at $11.1 million as compared with $22.9 million at the end of 2001. Federal funds sold provided the lowest yield among all interest-earning assets, declining from 1.70% at the beginning to 1.16% at year-end. Premises and equipment increased by $3.9 million, principally as a result of the investment of $422,000 in a new branch facility located in Kernersville, NC, and the investment of $3.2 million in a new corporate headquarters that is scheduled for occupancy in the first half of 2003. Other assets increased by $4.1 million, including additional investments in bank-owned life insurance of $557,000. Our total investment in bank-owned life insurance at December 31, 2002 was $2.8 million. This investment is included in other assets in our balance sheet and yielded a tax exempt return of 5.20% during the year 2002.

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

     Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2002, our stockholders’ equity totaled $47.5 million, an increase of $5.0 million from the December 31, 2001 balance. This increase includes net income of $3.2 million earned during the year and other comprehensive income of $1.8 million.

NET INTEREST INCOME

     Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2003, 2002 and 2001, our average interest-earning assets were $655.3 million, $523.3 million, and $397.0 million, respectively. During these same years, our net interest margins were 3.25%, 3.34% and 3.36%, respectively.

     Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2001 through 2003, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2003			2002			2001
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/cost	balance	paid	yield/cost	balance	paid	yield/cost
				(Dollars in thousands)
Interest-earning assets:
Loans	$471,808	$27,478	5.82%	$395,745	$25,689	6.49%	$318,696	$26,292	8.25%
Investment securities available for sale	118,194	6,022	5.10%	82,296	4,901	5.96%	36,439	2,320	6.37%
Investment securities held to maturity	61,215	2,469	4.03%	38,831	2,576	6.63%	32,261	2,201	6.82%
Federal fund sold	4,122	50	1.21%	6,414	115	1.79%	9,620	553	5.75%

Total interest-earning assets	655,339	36,019	5.50%	523,286	33,281	6.36%	397,016	31,366	7.90%

Other assets	41,182			32,113			27,158

Total assets	$696,521			$555,399			$424,174

Interest-bearing liabilities:
Deposits:
NOW and money market	$138,926	1,346	0.97%	$102,427	1,342	1.31%	$80,695	2,135	2.65%
Time deposits greater than $100,000	154,026	4,300	2.79%	114,971	4,549	3.96%	96,542	5,795	6.00%
Other time deposits	163,960	4,244	2.59%	172,456	6,251	3.62%	155,979	9,063	5.81%
Borrowings	141,019	4,861	3.23%	83,933	3,661	4.36%	21,810	1,041	4.77%

Total interest-bearing liabilities	597,931	14,751	2.47%	473,787	15,803	3.34%	355,026	18,034	5.08%

Demand deposits	45,101			34,766			25,749
Other liabilities	4,512			2,425			2,351
Stockholders’ equity	48,977			44,421			41,048

Total liabilities and stockholders’ equity	$696,521			$555,399			$424,174

Net interest income and net interest spread		$21,268	3.03%		$17,478	3.02%		$13,332	2.82%

Net interest margin			3.25%			3.34%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.60%			110.45%			111.83%

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

	Year Ended			Year Ended
	December 31, 2003 vs. 2002			December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$4,684	$(2,895)	$1,789	$5,679	$(6,282)	$(603)
Investment securities available for sale	1,983	(862)	1,121	2,825	(244)	2,581
Investment securities held to maturity	1,194	(1,301)	(107)	442	(67)	375
Federal funds sold	(34)	(30)	(64)	(121)	(317)	(438)

Total interest income	7,827	(5,088)	2,739	8,825	(6,910)	1,915

Interest expense:
Deposits:
NOW and money market	416	(412)	4	430	(1,223)	(793)
Time deposits greater than $100,000	1,318	(1,567)	(249)	918	(2,164)	(1,246)
Other time deposits	(264)	(1,743)	(2,007)	777	(3,589)	(2,812)
Borrowings	2,229	(1,029)	1,200	2,837	(217)	2,620

Total interest expense	3,699	(4,751)	(1,052)	4,962	(7,193)	(2,231)

Net interest income increase (decrease)	$4,128	$(337)	$3,791	$3,863	$283	$4,146

RESULTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

     Net Income. Our net income for 2003 was $3.7 million, an increase of $449,000 from net income of $3.2 million earned in 2002. Net income per share was $.41 basic and $.40 diluted for the year ended December 31, 2003, up from $.37 basic and $.35 diluted for 2002. We have continued to experience strong growth, with total assets averaging $696.5 million during the current year as compared to $555.4 million in 2002, an increase of 25.4%. In absolute terms, our net interest income after provision for loan losses increased by $3.2 million and our non-interest income grew by $1.1 million to $5.0 million, exceeding the increase of $3.6 million in non-interest expenses. Primarily as a result of strong loan growth during 2003, the provision for loan losses increased $630,000 from 2002 levels to $2.3 million. While the interest rate environment was less volatile in 2003 than in recent prior years, we did experience an additional interest rate cut by the Federal Reserve in June of 2003. While this historically low interest rate environment has hampered our asset yields, our growth in interest-earning assets combined with lower funding costs resulted in an increase of $3.8 million in net interest income. Our expense growth included the completion of a new banking office and corporate headquarters building, entering into a servicing agreement for our consumer finance loan portfolio, as well as personnel and other infrastructure costs associated with expansion of our business. While these expenses represent investments in building and refining our franchise for the future, their initial effect hampers earnings.

     Net Interest Income. During 2003, our net interest income increased by $3.8 million or 21.7% to $21.3 million. Our growth in interest income was the result of growth in our overall level of average earning assets. Average total interest-earning assets increased $132.1 million, or 25.2%, during 2003 as compared to 2002, while our average yield dropped by 86 basis points from 6.36% to 5.50%. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions such as the one imposed in June of 2003 generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Our average total interest-bearing liabilities increased by $124.1 million, or 26.2%, consistent with our increase in interest-earning assets. With rates sustained at lower levels, our average cost of interest-bearing liabilities decreased by 87 basis points from 3.34% to 2.47%, allowing our interest rate spread to remain relatively unchanged. For the year ended December 31, 2003, our net interest spread was 3.03% and our net interest margin was 3.25%. For the year ended December 31, 2002, our net interest spread was 3.02% and our net interest margin was 3.34%. In November of 2003 the company, through its non-bank subsidiary Southern Community Capital Trust II, issued 3,450,000 Trust Preferred Securities generating total proceeds of $34.5 million. The Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. While this transaction has strengthened the company’s overall financial condition, its fixed rate coupon will initially hamper our margins given the current interest rate environment. The company has entered into a $20.0 million notional amount receive fixed, pay floating interest rate swap to manage the impact of this transaction on the company’s margin and consolidated asset/ liability position.

     Provision for Loan Losses. We recorded a $2.3 million provision for loan losses for the year ended December 31, 2003, representing an increase of $630,000 from the $1.7 million provision we made for the year ended December 31, 2002. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” We have continued to increase the level of our allowance for loan losses as a result of the continued growth in our loan portfolio. Total loans receivable increased by $97.8 million during 2003, and by $61.7 million during 2002. In addition to loan growth affecting our provision for loan losses, net loan charge-offs, which totaled $1.4 million during 2003, an increase from $713,000 in 2002, also impacted the provision expense. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .29% for the year ended December 31, 2003 as compared with .18% for the year ended December 31, 2002. Our consumer finance lending accounted for $774,000 or 57.2% of net charge-offs during 2003, an increase of $368,000 from the prior year. Management decided the consumer finance business was no longer part of the company’s strategic direction, and during the fourth quarter of 2003 we ceased originating new consumer finance loans. It is expected that the residual consumer finance loan portfolio will payoff over a thirty-six month time frame and the company’s level of charge-offs as a percentage of loan outstandings will decline. Nonperforming loans totaled $769,000 or .15% of total loans at December 31, 2003, as compared with $1.8 million or .43% of total loans at December 31, 2002. The allowance for loan losses at December 31, 2003 of $7.3 million represents 1.40% of total loans and 946% of nonperforming loans. The allowance for loan losses at December 31, 2002 of $6.3 million equaled 1.50% of total loans outstanding at that date.

     Non-Interest Income. For the year ended December 31, 2003, non-interest income increased $1.1 million or 26.9% to $5.0 million from $3.9 million for the prior year. This favorable increase resulted from factors that include an increase of $321,000, or 28.6% to $1.4 million, in service charges and fees on deposit accounts due to deposit growth and implementation of a new overdraft protection program during 2003. Income from investment brokerage fees increased by $614,000, or 184.4%, to $947,000. This increase was a result of a new investment product that was offered for a limited time. Fees on the origination of residential mortgage loans sold into the secondary market remained strong and increased slightly to $1.4 million. Fees generated from mortgage originations during 2002 and 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, baring another decline in interest rates we anticipate a reduction in fee income from this line of business in the near term.

     Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. For 2003 our ratio was 2.63%, down slightly from a ratio of 2.66% in 2002. Because of our continued strong growth we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2003, our non-interest expense increased $3.6 million, or 24.0%. Salary and employee benefits expense increased $1.8 million, or 23.8%, and reflects the addition of personnel associated with branch expansion, additions of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $537,000, or 21.4%, reflecting the expenses associated with our continued branch expansion, new corporate office and investments in technology to support our banking operations. Other non-interest expenses increased $1.2 million, or 25.9%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. In addition, during the fourth quarter of 2003 the bank ceased operation of its consumer finance subsidiary. Simultaneously, the bank entered into an agreement with the former president of that subsidiary to service these loans on the behalf of the bank. The fees paid to service these loans, combined with severance payments to the former employees and costs associated with the transaction, contributed to the increase in non-interest expense.

     Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0 % for the year ending December 31, 2003 and 35.3% for the year ended December 31, 2002.

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

     Because of our continued growth and the availability of relatively low cost funding sources, we have maintained a high level of liquidity in the form of federal funds sold and investment securities. These aggregated $231.0 million at December 31, 2003, compared to $152.8 million and $88.1 million at December 31, 2002 and 2001, respectively. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $27.0 million. We also have the ability to borrow up to $198.5 million, as of December 31, 2003, from the Federal Home Loan Bank of Atlanta, with $96.5 million outstanding as of that date. At December 31, 2002 we had FHLB borrowings outstanding of $75.5 million. Funding costs have been low during 2003, and we have taken advantage of favorable interest rates offered by the FHLB to provide funding for increased investments. In the second quarter of 2003 the investment portfolio was increased due to planned growth in combination with the pre-investment of projected maturities for the remainder of the year. During the fourth quarter of 2003 we again purchased bonds for the investment portfolio to employ funds received from the issuance of Southern Community Capital Trust II in excess of those needed for The Community Bank acquisition, and to leverage that additional capital. We also had repurchase agreements with a total outstanding balance of $10.0 million at December 31, 2003. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $100 million from various institutions. The repurchases must be adequately collateralized. At December 31, 2003, our outstanding commitments to extend credit consisted of loan commitments of $55.8 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $48.6 million, $42.0 million and $4.7 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

     Throughout our seven-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 59.9% of our total deposits at December 31, 2003, reduced from 64.9% at December 31, 2002. Brokered and out-of-market deposits totaled $159.2 million at year-end 2003 and $115.7 million at year-end 2002, which comprised 27.7% and 25.8% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 31.7% of our total deposits at December 31, 2003 and 29.3% at December 31, 2002. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In the normal course of business there are various outstanding contractual obligations of the company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the company outstanding as of December 31, 2003.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
			(In thousands)
Short-term borrowings	$51,900	$51,900	$—	$—	$—
Long-term debt	65,975	—	5,000	15,250	45,725
Trust preferred securities	51,652	—	—	—	51,652
Operating leases	1,951	352	594	439	566
Funding obligations	464	464	—	—	—

Total contractual cash obligations excluding deposits	171,942	52,716	5,594	15,689	97,943
Deposits	575,218	495,329	41,794	32,795	5,300

Total contractual cash obligations	$747,160	$548,045	$47,388	$48,484	$103,243

     During 2004, the Company anticipates terminating its current relationship with our third party service provider for item processing. The anticipated cost to exit this contract is expected to be no more than $400,000.

     The following table reflects other commitments of the company outstanding as of December 31, 2003.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$48,563	$—	$—	$—	$48,563
Other commitments and credit lines	68,550	58,549	1,539	4,703	3,759
Undisbursed portion of construction loans	33,508	16,021	11,470	3,213	2,804
Fixed rate mortgage loan commitments	184	4	—	—	180
Adjustable rate mortgage loan commitments	358	299	—	12	47

Total other commitments	$151,163	$74,873	$13,009	$7,928	$55,353

OFF-BALANCE SHEET ARRANGEMENTS

     Information about the company’s off-balance sheet risk exposure is presented in Note 16 to the accompanying consolidated financial statements. As part of its ongoing business, the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, the company is not involved in any unconsolidated SPE transactions.

CAPITAL RESOURCES

     Stockholders’ equity at December 31, 2003 was $50.9 million. At that date, our capital to asset ratio was 6.4%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2003 was 10.85%.

     The bank and the company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2003, the company exceeded its regulatory capital requirements.

	At December 31, 2003
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	17.74%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.85%	4.00%	6.00%
Leverage ratio	8.63%	4.00%	5.00%

     The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the company’s consolidated capital ratios. However, the company believes that the bank would remain “well capitalized” under Federal Reserve Board guidelines.

     As of December 31, 2003 the company had formed two subsidiaries for the purpose of issuing trust preferred securities.

     In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

     In February of 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175,000 of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. We redeemed the Trust I Securities under a provision that permitted us to redeem the Trust I Securities in whole at any time prior to March 31, 2007 once the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the date that we gave notice of redemption. The Trust I Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%. The Trust I Securities began paying quarterly distributions on March 31, 2002. The company had fully and unconditionally guaranteed the obligations of Trust I. The proceeds from the Trust I Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust I Securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

     On July 30, 2003, the company and The Community Bank jointly announced the execution of a definitive agreement in which Southern Community Financial Corporation would acquire The Community Bank in a fixed exchange of cash and stock. The Community Bank, founded in 1987 and headquartered in Pilot Mountain, North Carolina operates 10 community banking offices throughout Surry, Rockingham, Stokes, Iredell and Yadkin counties, North Carolina. On December 11, 2003, shareholders approved the transaction allowing Southern Community Financial Corporation to acquire The Community Bank. On January 12, 2004, the acquisition was completed. For each share of stock owned, The Community Bank shareholders received $53.05 in cash, 4.8714 shares of newly issued Southern Community common stock or a combination of both, subject to an overall allocation of approximately 6.4 million shares of common stock and $15.2 million in cash.

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

     In reviewing the needs of our bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including income simulations and gap analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model as of October 31, 2003, we would expect an increase in net interest income of $391,000 if interest rates increase from current rates by 200 basis points over the next twelve months, and a decrease in net interest income of $872,000 if interest rates decrease from current rates by 100 basis points over the next twelve months.

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

     Our balance sheet was asset-sensitive at December 31, 2003 in the three-month horizon and liability-sensitive in the one-year period. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could deteriorate initially followed by improvement, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

     The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2003 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market and NOW deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market and NOW deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2003
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets
Loans and loans held for sale	$230,908	$34,749	$265,657	$254,089	$519,746
Investment securities available for sale	1,000	1,000	2,000	166,500	168,500
Investment securities held to maturity	15	—	15	62,242	62,257
Federal funds sold	271	—	271	—	271

Total interest-earning assets	$232,194	$35,749	$267,943	$482,831	$750,774

Interest-bearing liabilities
Deposits:
Money market and NOW deposits	$179,076	$—	$179,076	$—	$179,076
Time deposits greater than $100,000	36,414	84,388	120,802	61,367	182,169
Other time deposits	52,367	91,509	143,876	18,229	162,105
Borrowings	69,052	—	69,052	100,475	169,527

Total interest-bearing liabilities	$336,909	$175,897	$512,806	$180,071	$692,877

Interest sensitivity gap per period	$(104,715)	$(140,148)	$(244,863)	$302,760	$57,897
Cumulative gap	$(104,715)	$(244,863)	$(244,863)	$57,897	$57,897
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	68.92%	52.25%	52.25%	108.36%	108.36%

MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2003.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2003 Occurring in the Indicated Year
								Average
						Beyond		Interest	Estimated
	2004	2005	2006	2007	2008	Five Years	Total	Rate	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Federal funds sold	$271	$—	$—	$—	$—	$—	$271	0.89%	$271
Investment securities(1)(2)	2,015	4,034	—	5,970	9,000	208,887	229,906	4.13%	229,544
Loans(3):
Fixed rate	56,581	29,545	20,522	69,585	48,045	86,392	310,670	6.61%	311,491
Variable rate	209,076	—	—	—	—	—	209,076	4.42%	209,350

Total	$267,943	$33,579	$20,522	$75,555	$57,045	$295,279	$749,923	5.24%	$750,656

FINANCIAL LIABILITIES
Money market and NOW deposits	$179,076	$—	$—	$—	$—	$—	$179,076	1.12%	$179,076
Time deposits	264,678	24,141	17,653	18,541	14,254	5,007	344,274	2.44%	344,941
Preferred securities	17,152	—	—	—	—	34,500	51,652	7.72%	60,311
Borrowings	51,900	5,000	—	10,000	5,250	45,725	117,875	2.31%	116,641

Total	$512,806	$29,141	$17,653	$28,541	$19,504	$85,232	$692,877	2.47%	$700,969

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.

(2)	Callable securities and borrowings with favorable market rates at December 31, 2003 are assumed to mature at their call dates for purposes of this table.

(3)	Includes nonaccrual loans but not the allowance the loan losses.

QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2003				Year Ended December 31, 2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$9,150	$9,338	$8,801	$8,917	$8,917	$8,656	$8,165	$7,543
Interest expense	3,945	3,657	3,625	3,524	3,880	3,954	4,028	3,941

Net interest income	5,565	5,681	5,176	4,846	5,037	4,702	4,137	3,602
Provision for loan losses	595	465	685	540	475	400	420	360

Net interest income after provision for loan losses	4,970	5,216	4,491	4,306	4,562	4,302	3,717	3,242
Non-interest income	1,134	1,257	1,424	1,170	1,274	1,008	883	762
Non-interest expense	4,818	4,892	4,604	4,019	4,192	3,871	3,572	3,146

Income before income taxes	1,286	1,581	1,311	1,457	1,644	1,439	1,028	858
Income taxes	450	533	459	510	594	503	354	304

Net income	$836	$1,028	$852	$947	$1,050	$936	$674	$554

Per share data(1):
Net income:
Basic	$.09	$.12	$.10	$.11	$.12	$.11	$.08	$.06
Diluted	.09	.11	.09	.10	.12	.10	.07	.06
Common stock price:
High	$11.17	$10.46	$9.95	$8.08	$7.36	$7.10	$7.62	$9.76
Low	9.91	8.88	7.57	6.30	6.10	5.48	6.24	5.82

(1)	Per share data has been adjusted to reflect the dilutive effect of a 5% stock dividend in 2002.

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

	At December 31,
	2003		2002		2001
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Residential mortgage loans	$150,312	28.9%	$118,572	28.1%	$105,357	29.2%
Commercial mortgage loans	186,758	35.9%	137,812	32.7%	89,354	24.8%
Construction loans	71,908	13.8%	64,500	15.3%	61,558	17.1%
Commercial and industrial loans	87,127	16.8%	71,948	17.0%	77,820	21.6%
Loans to individuals	23,641	4.6%	29,106	6.9%	26,199	7.3%

Subtotal	519,746	100.0%	421,938	100.0%	360,288	100.0%

Less: Allowance for loan losses	(7,275)		(6,342)		(5,400)

Net loans	$512,471		$415,596		$354,888

	At December 31,
	2000		1999
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$84,280	29.9%	$65,399	32.6%
Commercial mortgage loans	59,410	21.0%	38,293	19.1%
Construction loans	52,800	18.7%	32,427	16.2%
Commercial and industrial loans	60,280	21.4%	44,563	22.3%
Loans to individuals	25,391	9.0%	19,630	9.8%

Subtotal	282,161	100.0%	200,312	100.0%

Less: Allowance for loan losses	(4,283)		(3,013)

Net loans	$277,878		$197,299

     The following table presents at December 31, 2003 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, that mature after one year:

	At December 31, 2003
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Loans:
Residential mortgage	$88,419	4.45%	$35,554	6.43%	$26,221	5.72%	$150,194	5.14%
Commercial mortgage	55,081	4.62%	79,553	5.84%	52,105	5.70%	186,739	5.44%
Construction	56,157	4.78%	14,945	4.26%	806	5.78%	71,908	4.68%
Commercial and industrial	57,822	4.51%	21,978	5.01%	6,990	4.54%	86,790	4.64%
Individuals	8,012	6.80%	15,087	14.30%	247	6.19%	23,346	11.61%

Total	265,349	4.63%	167,259	6.49%	86,369	5.61%	518,977	5.39%
Nonaccrual loans	308		438		23		769

Loans, gross	$265,657		$167,697		$86,392		$519,746

     The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

     Real Estate Loans. Real estate loans represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one to four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $409.0 million at December 31, 2003, representing 78.6% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

     Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association–conforming loans. Many of the fixed-rate one to four family owner occupied residential mortgage loans that we originated are for sale in the secondary market and have been pre-sold for the account of third parties. Residential mortgage loans held for sale totaled $1.1 million at December 31, 2003. We receive income from residential mortgage loans originated for sale in the secondary market, with such fees aggregating $1.4 million for the year ended December 31, 2003 and $1.3 million for the year ended December 31, 2002. We anticipate that we will continue to be an active originator of residential loans for sale to third parties.

     Residential loans are generated through our in-house staff as well as the bank’s existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one to four family residences and on home equity credit lines. Our residential mortgage loans totaled $150.3 million at December 31, 2003, and included $67.1 million in one-to-four family permanent mortgage loans, $66.1 million in outstanding advances under home equity credit lines, and $17.1 million of other loans secured by residential real estate. Of our residential mortgage loans, 54% have variable rates of interest while 46% have fixed interest rates. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

     Commercial Mortgage Loans. Our commercial mortgage loans totaled $186.8 million at December 31, 2003. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years. Of our commercial mortgage loans, 23% have variable rates of interest while 77% have fixed interest rates, including those loans, which contractually have floating rate terms but have hit a rate floor temporally fixing the interest rate.

     Construction Loans. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower), and we provide construction financing to builders. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $71.9 million at December 31, 2003.

     Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2003, our commercial loan portfolio equaled $87.1 million or 16.8% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the bank requires personal guarantees and secondary sources of repayment.

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

     The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, SVP in charge of Credit Administration, and four outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests in excess of $3.5 million. As of December 31, 2003, the legal lending limit for the bank was approximately $9.7 million.

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

	At December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Nonaccrual loans	$769	$1,823	$894	$276	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	769	1,823	894	276	—
Foreclosed assets	272	383	347	4	—

Total nonperforming assets	$1,041	$2,206	$1,241	$280	$—

Accruing loans past due 90 days or more	$—	$—	$—	$15	$7
Allowance for loan losses	7,275	6,342	5,400	4,283	3,013
Nonperforming loans to period end loans	0.15%	.43%	.25%	.10%	.00%
Allowance for loan losses to period end loans	1.40%	1.50%	1.50%	1.52%	1.50%
Allowance for loan losses to nonperforming loans	946%	348%	604%	1,552%	NM
Nonperforming assets to total assets	0.13%	.36%	.26%	.07%	.00%

     Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, therefore they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2003, we had identified $4.7 million of potential problem loans.

     At December 31, 2003, we had $769,000 of nonaccrual loans. At that time, the largest nonaccrual balance to any one borrower was $290,000, with the average balance for the 62 nonaccrual loans being $12,400. Interest on nonaccrual loans foregone was approximately $130,000 for the year ended December 31, 2003, $110,000 for the year ended December 31, 2002 and $60,000 for the year ended December 31, 2001.

     Real estate owned consists of foreclosed assets, repossessed and idled properties. At December 31, 2003 real estate owned totaled $267,000 or .03% of total assets, and consisted of one commercial and one residential property. We have reviewed recent appraisals of these properties and believe that the fair value, less estimated costs to sell, exceed their carrying value.

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

     Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Our percentage of net loan charge-offs to average loans outstanding was .18% for the year ended December 31, 2002, which increased to .29% for 2003. Continued loan demand coupled with higher net charge-offs resulted in a $630,000 increase in our provision for loan losses which totaled $2.3 million for the year-ended December 31, 2003. Our consumer finance lending accounted for $774,000 or 57.2% of net charge-offs during 2003, an increase of $368,000 from the prior year. During the fourth quarter of 2003 the bank ceased the consumer finance operations. It is expected that the residual consumer finance loan portfolio will payoff over a thirty-six month time frame and the company’s level of charge-off as a percentage of loan outstandings will decline. Our allowance for loan losses at December 31, 2003 of $7.3 million represents 1.40% of total loans and 946% of nonperforming loans.

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

	At December 31,
	2003		2002		2001
		% of Total		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans (1)
		(Dollars in thousands)
Residential mortgage loans	$475	28.9%	$350	28.1%	$550	29.2%
Commercial mortgage loans	2,200	35.9%	1,500	32.7%	825	24.8%
Construction loans	1,100	13.8%	1,100	15.3%	1,000	17.1%
Commercial and industrial loans	1,200	16.8%	1,000	17.0%	1,100	21.6%
Loans to individuals	1,050	4.6%	1,225	6.9%	925	7.3%
Unallocated	1,250	—%	1,167	—%	1,000	—%

Total	$7,275	100.0%	$6,342	100.0%	$5,400	100.0%

	At December 31,
	2000		1999
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
		(Dollars in thousands)
Residential mortgage loans	$350	29.9%	$125	32.6%
Commercial mortgage loans	525	21.0%	425	19.1%
Construction loans	900	18.7%	750	16.2%
Commercial and industrial loans	900	21.4%	725	22.3%
Loans to individuals	650	9.0%	225	9.8%
Unallocated	958	—%	763	—%

Total	$4,283	100.0%	$3,013	100.0%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

     The following table presents for the periods indicated information regarding changes in our allowance for loan losses:

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Balance at beginning of period	$6,342	$5,400	$4,283	$3,013	$1,905

Charge-offs:
Residential mortgage loans	—	82	115	—	28
Commercial mortgage loans	—	—	53	—	—
Construction loans	—	113	—	—	—
Commercial and industrial loans	398	90	416	122	5
Loans to individuals	1,022	473	663	90	14

Total charge-offs	1,420	758	1,247	212	47

Recoveries:
Construction loans	—	—	—	—	20
Commercial and industrial loans	31	15	29	1	—
Loans to individuals	37	30	15	1	—

Total recoveries	68	45	44	2	20

Net charge-offs	(1,352)	(713)	(1,203)	(210)	(27)
Provision for loan losses	2,285	1,655	2,320	1,480	1,135

Balance at end of period	$7,275	$6,342	$5,400	$4,283	$3,013

Total loans outstanding	$519,746	$421,938	$360,288	$282,161	$200,312
Average loans outstanding	$471,808	$395,745	$318,696	$240,888	$160,718
Allowance for loan losses to loans outstanding	1.40%	1.50%	1.50%	1.52%	1.50%
Ratio of net loan charge-offs to average loans outstanding	.29%	.18%	.38%	.09%	.02%

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

     The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(Dollars in thousands)
December 31, 2003
Securities available for sale:
U.S. Government agencies	$33,567	$685	$7	$34,245
Mortgage-backed	127,678	1,058	884	127,852
Other	6,403	—	—	6,403

	$167,648	$1,743	$891	$168,500

Securities held to maturity:
U.S. Government agencies	$61,291	$56	$1,276	$60,071
Mortgage-backed	640	11	13	638
Municipals	326	9	—	335

	$62,257	$76	$1,289	$61,044

December 31, 2002
Securities available for sale:
U.S. Government agencies	$21,254	$901	$—	$22,155
Mortgage-backed	67,618	1,802	—	69,420
Other	5,355	—	—	5,355

	$94,227	$2,703	$—	$96,930

Securities held to maturity:
U.S. Government agencies	$44,000	$540	$—	$44,540
Mortgage-backed	421	22	—	443
Municipals	328	8	—	336

	$44,749	$570	$—	$45,319

December 31, 2001
Securities available for sale:
U.S. Government agencies	$22,172	$1,162	$—	$23,334
Mortgage-backed	4,271	147	—	4,418
Other	2,926	—	—	2,926

	$29,369	$1,309	$—	$30,678

Securities held to maturity:
U.S. Government agencies	$33,500	$664	$2	$34,162
Mortgage-backed	1,029	34	—	1,063

	$34,529	$698	$2	$35,225

     The following table presents the carrying values, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2003:

			Weighted
	Amortized	Fair	Average/
	Cost	Value	Yield
	(Amounts in thousands)
Securities available for sale:
U.S. Government agencies
Due after one but within five years	$8,970	$9,079	4.54%
Due after five but within ten years	24,597	25,166	5.19%

	33,567	34,245	5.02%

Mortgage-backed
Due after one but within five years	8	8	5.57%
Due after five but within ten years	56,324	55,999	4.95%
Due after ten years	71,346	71,845	4.90%

	127,678	127,852	4.92%

Other
Due after ten years	6,403	6,403	4.21%

Total securities available for sale
Due after one but within five years	8,978	9,087	4.54%
Due after five but within ten years	80,921	81,165	5.02%
Due after ten years	77,749	78,248	4.84%

	$167,648	$168,500	4.91%

Securities held to maturity:
U. S. Government agencies
Due after one but within five years	$8,000	$7,945	3.45%
Due after five but within ten years	33,291	32,572	4.04%
Due after ten years	20,000	19,554	4.93%

	61,291	60,071	4.25%

Mortgage-backed
Due within one year	15	16	5.57%
Due after five but within ten years	102	113	6.83%
Due after ten years	523	509	4.07%

	640	638	4.59%

State and local governments(1)
Due after one but within five years	326	335	3.59%

Total securities held to maturity
Due within one year	15	16	5.57%
Due after one but within five years	8,326	8,280	3.46%
Due after five but within ten years	33,393	32,685	4.05%
Due after ten years	20,523	20,063	4.91%

	$62,257	$61,044	4.25%

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

     At December 31, 2003, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the company’s stockholders’ equity.

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

     We have also used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2003, swap derivatives with a total notional value of $51.0 million, with terms ranging up to thirty years, were outstanding.

     Although off-balance sheet derivative financial instruments do not expose the company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2003, our interest rate swaps reflected a net unrealized loss of $32,700. In addition, the bank has liquidated two interest rate swap contracts in order to effectively lock-in its hedged position. The bank realized gains of $1.1 million on the liquidation of these contracts, which are being amortized into income over the remaining lives of the original contract terms.

     Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2003, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions we hold.

     A discussion of derivatives is presented in Note 15 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

     We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out of market deposits as funding sources. As of December 31, 2003, we have $97.1 million of brokered deposits and $62.1 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Interest-bearing NOW and money market accounts	$138,926	0.97%	$102,427	1.31%	$80,695	2.65%
Time deposits $100,000 or more	154,026	2.79%	114,971	3.96%	96,542	6.00%
Other time deposits	163,960	2.59%	172,456	3.62%	155,979	5.81%

Total interest-bearing deposits	456,912	2.17%	389,854	3.11%	333,216	5.10%
Demand and other non-interest-bearing deposits	45,101		34,766		25,749

Total average deposits	$502,013	1.97%	$424,620	2.86%	$358,965	4.73%

     The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2003:

At December 31, 2003
(In thousands)
Remaining maturity:
Less than three months	$36,414
Three to six months	54,564
Six to twelve months	29,824
Over twelve months	61,367

Total	$182,169

Borrowings

     As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. As set forth in the following table, outstanding advances at December 31, 2003 totaled $96.5 million, and are secured by loans with a carrying amount of $96.1 million, which approximates market value, and investment securities with a market value of $110.5 million. Available additional borrowings, based on the collateral value of these assets, was $110.2 million at December 31, 2003.

	Interest
Year of Maturity	Rate	Amount
		(In thousands)
2004	2.73%	$30,500
2005	3.74%	5,000
2006	—%	—
2007	3.12%	10,000
2008	1.93%	5,250
Thereafter	3.31%	45,725

		$96,475

     In addition to the Federal Home Loan Bank advances, we also had a repurchase agreement with an outstanding balance of $10.0 million at December 31, 2003. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit aggregating $100.0 million from various institutions. The repurchases must be adequately collateralized.

     In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $27.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had $11.4 million of federal funds borrowings outstanding under these lines as of December 31, 2003.

     Borrowings that are scheduled to be repaid within one year are classified as short-term borrowings. For 2003 and 2002, average outstanding short-term borrowings were $37.5 million and $35.1 million, respectively.

     In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

     In February of 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175,000 of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. We redeemed the Trust I Securities under a provision that permitted us to redeem the Trust I Securities in whole at any time prior to March 31, 2007 once the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the date that we gave notice of redemption. The Trust I Securities were redeemed on March 12, 2004, which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%. The Trust I Securities began paying quarterly distributions on March 31, 2002. The company had fully and unconditionally guaranteed the obligations of Trust I. The proceeds from the Trust I Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust I Securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

Other Recent Developments

     On July 30, 2003, the company and The Community Bank jointly announced the execution of a definitive agreement in which Southern Community Financial Corporation would acquire The Community Bank in a fixed exchange of cash and stock. The Community Bank, founded in 1987 and headquartered in Pilot Mountain, North Carolina operates 10 community banking offices throughout Surry, Rockingham, Stokes, Iredell and Yadkin counties, North Carolina. On December 11, 2003, shareholders approved the transaction allowing Southern Community Financial Corporation to acquire The Community Bank. On January 12, 2004, the acquisition was completed. For each share of stock owned, The Community Bank shareholders received $53.05 in cash, 4.8714 shares of newly issued Southern Community common stock or a combination of both, subject to an overall allocation of approximately 6.4 million shares of common stock and $15.2 million in cash.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The company must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. Adoption of FIN 46R will require deconsolidation of the company’s remaining trust preferred subsidiary, Southern Community Capital Trust II (the Trust I Securities were redeemed as of March 12, 2004). Upon deconsolidation, the junior subordinated debentures issued by the company to Trust II will be included in long-term debt (instead of the trust preferred securities) and the company’s equity interest in Trust II will be included in other assets. If Trust I and Trust II were deconsolidated as of December 31, 2003, the effect on the company’s balance sheet would be an increase in other assets of $1.6 million with a corresponding decrease in long-term debt. The deconsolidation of Trust I and Trust II will not materially impact net income.

     A discussion of other recent accounting pronouncements is presented in Note 2 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Item 8A. Controls and Procedures

     Southern Community Financial Corporation’s management, with the participation of the its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the company’s internal controls over financial reporting during the fourth quarter of 2003.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiaries
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
March 12, 2004

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$22,929	$16,632
Federal funds sold	271	11,084
Investment securities (Note 3)
Available for sale, at fair value	168,500	96,930
Held to maturity (fair value of $61,044 and $45,319 at December 31, 2003 and 2002, respectively)	62,257	44,749
Loans (Note 4)	519,746	421,938
Allowance for loan losses (Note 5)	(7,275)	(6,342)

Net Loans	512,471	415,596
Premises and equipment (Note 6)	17,337	15,962
Other assets (Note 12)	14,737	11,286

Total Assets	$798,502	$612,239

Liabilities and Stockholders’ Equity
Deposits
Demand	$51,868	$41,869
Money market and NOW	179,076	115,981
Time (Note 7)	344,274	291,366

Total Deposits	575,218	449,216
Short-term borrowings (Note 8)	51,900	40,706
Long-term debt (Note 8)	65,975	55,000
Preferred securities (Note 9)	51,652	17,250
Other liabilities (Note 10)	2,866	2,528

Total Liabilities	747,611	564,700

Stockholders’ Equity (Notes 9 and 14)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 8,986,796 and 8,791,683 shares issued and outstanding at December 31, 2003 and 2002, respectively	44,377	43,123
Retained earnings	5,493	1,830
Accumulated other comprehensive income	1,021	2,586

Total Stockholders’ Equity	50,891	47,539

Commitments (Notes 11 and 16)
Total Liabilities and Stockholders’ Equity	$798,502	$612,239

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$27,478	$25,689	$26,292
Investment securities available for sale	6,022	4,901	2,320
Investment securities held to maturity	2,469	2,576	2,201
Federal funds sold	50	115	553

Total Interest Income	36,019	33,281	31,366

Interest Expense
Money market and NOW deposits	1,346	1,342	2,135
Time deposits	8,544	10,800	14,858
Borrowings	4,861	3,661	1,041

Total Interest Expense	14,751	15,803	18,034

Net Interest Income	21,268	17,478	13,332
Provision for Loan Losses (Note 5)	2,285	1,655	2,320

Net Interest Income After Provision for Loan Losses	18,983	15,823	11,012

Non-Interest Income (Note 13)	4,985	3,927	3,402

Non-Interest Expense
Salaries and employee benefits	9,603	7,758	5,510
Occupancy and equipment	3,045	2,508	2,067
Other (Note 13)	5,685	4,515	3,585

Total Non-Interest Expense	18,333	14,781	11,162

Income Before Income Taxes	5,635	4,969	3,252
Income Tax Expense (Note 12)	1,972	1,755	1,147

Net Income	$3,663	$3,214	$2,105

Net Income Per Share
Basic	$.41	$.37	$.24
Diluted	.40	.35	.23
Weighted Average Shares Outstanding
Basic	8,826,780	8,788,295	8,707,678
Diluted	11,369,429	9,085,853	9,043,611

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands)
Net income	$3,663	$3,214	$2,105

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(1,851)	1,465	802
Tax effect	713	(565)	(309)
Reclassification of gains recognized in net income	—	(70)	—
Tax effect	—	27	—

Net of tax amount	(1,138)	857	493

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(250)	1,461	—
Tax effect	73	(502)	—
Reclassification of gains recognized in net income	(406)	(52)	—
Tax effect	156	18	—

Net of tax amount	(427)	925	—

Total other comprehensive income (loss)	(1,565)	1,782	493

Comprehensive income	$2,098	$4,996	$2,598

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2000	7,595,979	$18,990	$15,766	$1,883	$311	$36,950
Net income	—	—	—	2,105	—	2,105
Other comprehensive income, net of tax	—	—	—	—	493	493
Formation of holding company	—	17,771	(17,771)	—	—	—
Common stock issued pursuant to:
Sale of common stock	344,118	860	1,951	—	—	2,811
5% stock dividend	396,702	2,618	—	(2,626)	—	(8)
Stock options exercised	18,191	46	35	—	—	81
Current income tax benefit	—	—	19	—	—	19

Balance at December 31, 2001	8,354,990	40,285	—	1,362	804	42,451
Net income	—	—	—	3,214	—	3,214
Other comprehensive income, net of tax	—	—	—	—	1,782	1,782
Common stock issued pursuant to:
5% stock dividend	416,601	2,733	—	(2,733)	—	—
Cash paid in lieu of fractional shares	—	—	—	(13)	—	(13)
Stock options exercised	20,092	77	—	—	—	77
Current income tax benefit	—	28	—	—	—	28

Balance at December 31, 2002	8,791,683	43,123	—	1,830	2,586	47,539
Net income	—	—	—	3,663	—	3,663
Other comprehensive loss, net of tax	—	—	—	—	(1,565)	(1,565)
Common stock issued pursuant to:
Conversion of trust preferred securities	21,187	175	—	—	—	175
Issuance costs	—	(13)	—	—	—	(13)
Stock options exercised	173,926	770	—	—	—	770
Current income tax benefit	—	322	—	—	—	322

Balance at December 31, 2003	8,986,796	$44,377	$—	$5,493	$1,021	$50,891

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,663	$3,214	$2,105

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,041	1,337	1,003
Provision for loan losses	2,285	1,655	2,320
Realized gain on sales of available for sale securities, net	—	(70)	—
Realized gain on sale of equipment	(98)	(3)	—
Deferred income taxes	(357)	(452)	(91)
Realized (gain) loss on sale of foreclosed assets	76	(21)	—
Change in assets and liabilities:
Increase in other assets	(2,153)	(1,505)	(165)
Increase (decrease) in other liabilities	338	1,590	(1,695)

Total Adjustments	2,132	2,531	1,372

Net Cash Provided by Operating Activities	5,795	5,745	3,477

Cash Flows from Investing Activities (Increase) decrease in federal funds sold	10,813	11,842	(1,881)
Purchases of:
Available for sale investment securities	(127,391)	(112,297)	(2,061)
Held to maturity investment securities	(66,463)	(43,328)	(35,000)
Proceeds from maturities and calls of:
Available for sale investment securities	53,326	26,152	11,190
Held to maturity investment securities	48,962	33,104	20,712
Proceeds from sales of available for sale investment securities	—	21,220	—
Net increase in loans	(100,229)	(62,667)	(79,330)
Proceeds from termination of interest rate swaps	951	208	—
Purchases of premises and equipment	(3,543)	(5,066)	(3,407)
Proceeds from disposal of premises and equipment	657	3	—
Proceeds from sale of foreclosed assets	1,109	289	—
Purchase of bank-owned life insurance	(144)	(557)	(2,000)

Net Cash Used by Investing Activities	(181,952)	(131,097)	(91,777)

Cash Flows from Financing Activities
Net increase in deposits	126,223	56,365	54,098
Net increase in borrowings	22,169	50,726	38,980
Proceeds from issuance of trust preferred securities, net of debt issuance costs	33,292	15,923	—
Net proceeds from issuance of common stock	770	105	2,911
Cash paid in lieu of fractional shares	—	(13)	(8)

Net Cash Provided by Financing Activities	182,454	123,106	95,981

Net Increase (Decrease) in Cash and Cash Equivalents	6,297	(2,246)	7,681
Cash and Cash Equivalents, Beginning of Year	16,632	18,878	11,197

Cash and Cash Equivalents, End of Year	$22,929	$16,632	$18,878

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$14,446	$15,385	$18,269
Income taxes paid	2,879	1,721	1,530
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$1,069	$304	$79
Increase (decrease) in fair value of securities available for sale, net of tax	(1,138)	857	493
Increase (decrease) in fair value of cash flow hedges, net of tax	(334)	925	—
Unrealized loss of fair value hedges	(140)	—	—
Convertible trust preferred securities converted to common stock	175	—	—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(1) ORGANIZATION AND OPERATIONS

In October 2001, Southern Community Financial Corporation (the “company”) was formed as a financial holding company for Southern Community Bank and Trust. Upon formation, one share of Southern Community Financial Corporation’s no par value common stock was exchanged for each of the outstanding shares of Southern Community Bank and Trust’s $2.50 par value common stock.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Capital Trust I and Trust II, trusts for the trust preferred securities, and Southern Community Bank and Trust and its wholly-owned subsidiaries, Southeastern Acceptance Corporation, a consumer finance company (dissolved during 2003), and VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. Southern Community Financial Corporation and its subsidiaries are collectively referred to herein as the “company.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.”

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2003, the daily average gross reserve requirement was $12.2 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds and mortgage-backed securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The company recognizes certain origination and service release fees upon the sale which are included in non-interest income in the consolidated statement of operations.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

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
December 31, 2003, 2002 and 2001

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

The company utilizes interest rate swap agreements to convert a portion of its variable-rate loans to a fixed rate (cash flow hedge), and to convert a portion of its fixed-rate debt to a variable rate (fair value hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

Under SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Unrealized holding gains and losses on derivatives designated as cash flow hedges are reported, net of applicable income tax effect, in accumulated other comprehensive income.

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

Per Share Data

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2002 and 2001. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the company.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data (Continued)

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2003	2002	2001
Weighted average number of common shares used in computing basic net income per share	8,826,780	8,788,295	8,707,678
Effect of dilutive convertible preferred securities	2,088,975	—	—
Effect of dilutive stock options	453,674	297,558	335,933

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,369,429	9,085,853	9,043,611

For the year ended December 31, 2003, net income for determining diluted earnings per share was $4,504 thousand, after adjusting for the $842 thousand after tax effect of the expense associated with the 2,088,975 dilutive convertible preferred securities. For the years ended December 31, 2003, 2002 and 2001, there were 14,700, 227,925, and 182,952 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. For the year ended December 31, 2002 there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities (see Note 9) since the conversion price exceeded the average market price for the year. These common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2003	2002	2001
		(Amounts in thousands,
		except per share data)
Net income:
As reported	$3,663	$3,214	$2,105
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(257)	(447)	(552)

Pro forma	$3,406	$2,767	$1,553

Basic earnings per share:
As reported	$.41	$.37	$.27
Pro forma	.39	.31	.18
Diluted earnings per share:
As reported	$.40	$.35	$.23
Pro forma	.37	.31	.18

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and comprises net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the company consist of the unrealized gains and losses, net of taxes, in the company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, in the company’s cash flow hedge instruments.

Accumulated other comprehensive income at December 31, 2003 and 2002 consists of the following:

	2003	2002
	(Amounts in thousands)
Unrealized holding gains - investment securities available for sale	$852	$2,704
Deferred income taxes	(329)	(1,043)

Net unrealized holding gains - investment securities available for sale	523	1,661

Unrealized holding gains - cash flow hedge instruments	812	1,409
Deferred income taxes	(314)	(484)

Net unrealized holding gains - cash flow hedge instruments	498	925

Total accumulated other comprehensive income	$1,021	$2,586

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the company has no foreign operations or customers.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R is not expected to have a material impact on the company’s consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note 3. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(3) INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2003 and 2002:

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)
Securities available for sale:
U. S. Government agencies	$33,567	$685	$7	$34,245
Mortgage-backed	127,678	1,058	884	127,852
Other	6,403	—	—	6,403

	$167,648	$1,743	$891	$168,500

Securities held to maturity:
U. S. Government agencies	$61,291	$56	$1,276	$60,071
Mortgage-backed	640	11	13	638
Municipals	326	9	—	335

	$62,257	$76	$1,289	$61,044

	2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)
Securities available for sale:
U. S. Government agencies	$21,254	$901	$—	$22,155
Mortgage-backed	67,618	1,802	—	69,420
Other	5,355	—	—	5,355

	$94,227	$2,703	$—	$96,930

Securities held to maturity:
U. S. Government agencies	$44,000	$540	$—	$44,540
Mortgage-backed	421	22	—	443
Municipals	328	8	—	336

	$44,749	$570	$—	$45,319

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003. All unrealized losses on investment securities are a result of volatility in the market during 2003. For available for sale securities, the unrealized losses relate to one U.S. Government Agency bond and nine mortgage-backed securities. For held to maturity securities, the unrealized losses relate to eight U.S. Government Agency bonds and one mortgage-backed security. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(3) INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(Amounts in thousands)
Securities available for sale:
U.S. government securities	$1,926	$7	$—	$—	$1,926	$7
Mortgage-backed securities	82,990	884	—	—	82,990	884

Total temporarily impaired securities	$84,916	$891	$—	$—	$84,916	$891

Securities held to maturity:
U.S. government securities	$50,016	$1,276	$—	$—	$50,016	$1,276
Mortgage-backed securities	509	13	—	—	509	13

Total temporarily impaired securities	$50,525	$1,289	$—	$—	$50,525	$1,289

Proceeds from sales of securities available for sale during 2002 were $21.2 million. Gross gains of $101,000 and gross losses of $31,000 were realized on those sales. There were no sales of investment securities in 2003 and 2001.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2003 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(Amounts in thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	8,970	9,079	8,326	8,280
Due after five years through ten years	24,597	25,166	33,291	32,572
Due after ten years	6,403	6,403	20,000	19,554
Mortgage-backed securities	127,678	127,852	640	638

	$167,648	$168,500	$62,257	$61,044

Securities with carrying values of $15.8 million and $7.7 million and fair values of $16.3 million and $10.9 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2003, securities with carrying values of $118.2 million and fair values of $120.0 million were pledged to secure both the company’s borrowings from the FHLB and a repurchase agreement.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(4) LOANS

Following is a summary of loans at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Residential mortgage loans	$150,312	$118,572
Commercial mortgage loans	186,758	137,812
Construction loans	71,908	64,500
Commercial and industrial loans	87,127	71,948
Loans to individuals	23,641	29,106

Total	$519,746	$421,938

Loans are primarily made in the Piedmont area of North Carolina, principally Forsyth, Guilford and Yadkin Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Included in residential mortgage loans at December 31, 2003 and 2002 are loans held for sale totaling approximately $1.1 million and $4.9 million, respectively.

The following is a summary of nonperforming assets at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Nonaccrual loans	$769	$1,823
Foreclosed assets	272	383

Total	$1,041	$2,206

At December 31, 2003, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $5.5 million, of which $769,000 consisted of nonaccrual loans. The corresponding valuation allowance for the impaired loans amounted to $1.45 million. For the year ended December 31, 2003, the average recorded investment in impaired loans was approximately $1.6 million. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

At December 31, 2002, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.8 million, all of which were nonaccrual loans, with no corresponding valuation allowances. For the year ended December 31, 2002, the average recorded investment in impaired loans was approximately $1.3. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

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

Loans to directors and officers as a group (12) at December 31, 2002	$8,011
Disbursements during year ended December 31, 2003	16,067
Amounts collected during year ended December 31, 2003	(5,782)

Loans to directors and officers as a group (12) at December 31, 2003	$18,296

At December 31, 2003, the company had pre-approved but unused lines of credit totaling $2.7 million to executive officers, directors and their affiliates.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2003	2002	2001
	(Amounts in thousands)
Balance at beginning of year	$6,342	$5,400	$4,283

Provision charged to operations	2,285	1,655	2,320

Charge-offs	(1,420)	(758)	(1,247)
Recoveries	68	45	44

Net charge-offs	(1,352)	(713)	(1,203)

Balance at end of year	$7,275	$6,342	$5,400

(6) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Land	$3,214	$2,874
Buildings and leasehold improvements	12,039	11,052
Furniture and equipment	6,472	5,196

	21,725	19,122
Less accumulated depreciation	(4,388)	(3,160)

Total	$17,337	$15,962

Depreciation and amortization amounting to $1.6 million in 2003, $1.2 million in 2002, and $1.0 million in 2001 is included in occupancy and equipment expense.

(7) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $182.2 million and $131.5 million at December 31, 2003 and 2002, respectively. At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)
2004	$120,802	$143,876	$264,678
2005	13,173	10,968	24,141
2006	14,872	2,781	17,653
2007	15,794	2,747	18,541
2008	12,521	1,733	14,254
Thereafter	5,007	—	5,007

Total	$182,169	$162,105	$344,274

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(8) BORROWINGS

The company has an $102.0 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $96.1 million and pledged investment securities with a market value of $110.5 million.

At December 31, 2003, the company’s fixed rate Federal Home Loan Bank advances of $96.5 million mature through 2013. At December 31, 2003 and 2002, the interest rate on these advances ranged from 1.21% to 5.35% and from 1.51% to 5.35%, respectively. At December 31, 2003 and 2002, the weighted average interest rates on the advances were 3.03% and 3.72%, respectively.

The contractual maturities of the Federal Home Loan Bank advances at December 31, 2003 are as follows:

2003
(Amounts in thousands)
Due in 2004	$30,500
Due in 2005	5,000
Due in 2006	—
Due in 2007	10,000
Due in 2008	5,250
Thereafter	45,725

$96,475

In addition to the above advances, the company also has a repurchase agreement with an outstanding balance of $10.0 million at December 31, 2003. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit of $100.0 million from various institutions, which must be adequately collateralized.

In addition to the above advances, the company has lines of credit of $27.0 million from various correspondent banks to purchase federal funds on a short-term basis. The company has $11.4 million outstanding as of December 31, 2003.

Aggregate borrowings at December 31, 2003 amounted to $117.9 million, including $51.9 million that is due within one year and classified as short-term borrowings and $66.0 million due after one year that is classified as long-term debt in the accompanying consolidated balance sheet.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(9) PREFERRED SECURITIES

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

In February of 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175,000 of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. We redeemed the Trust I Securities under a provision that permitted us to redeem the Trust I Securities in whole at any time prior to March 31, 2007 once the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the date that we gave notice of redemption. The Trust I Securities were redeemed on March 12, 2004, which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%. The Trust I Securities began paying quarterly distributions on March 31, 2002. The company had fully and unconditionally guaranteed the obligations of Trust I. The proceeds from the Trust I Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust I Securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

A description of the trust preferred outstanding at December 31, 2003 and 2003 is as follows (in thousands):

				Carrying value at
	Shares	Interest	Maturity	December 31,
Issuing Entity	outstanding	Rate	date	2003	2002
Southern Community Capital Trust I	1,707,500	7.25%	12/31/33	$17,075	$17,250
Southern Community Capital Trust II	3,450,000	7.95%	3/31/32	34,577	—

				51,652	17,250

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(10) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The company maintains a 401(k) retirement plan that covers all eligible employees. The company matches 100% of employee contributions, with the company’s contribution limited to 6% of each employee’s salary. Matching contributions are funded when accrued. Matching expenses totaled approximately $355,000 in 2003, $315,000 in 2002, and $240,000 in 2001.

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

Supplemental Retirement

The company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers. The company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $217,000 in 2003, $142,000 in 2002 and $58,000 in 2001 were expensed for future benefits to be provided under this plan. The corresponding liability related to this plan was $384,000 and $200,000 as of December 31, 2003 and 2002, respectively.

Employee Stock Purchase Plan

On December 19, 2002, the Board approved the creation of, and on February 20, 2003 the Board adopted, subject to shareholder approval, the 2002 Employee Stock Purchase Plan (the “2002 ESPP”). An aggregate of 1,000,000 shares of common stock of the company has been reserved for issuance by the company upon exercise of options to be granted from time to time under the 2002 ESPP. The purpose of the 2002 ESPP is to provide employees of the company with an opportunity to purchase shares of the common stock of the company in order to encourage employee participation in the ownership and economic success of the company.

The 2002 ESPP provides employees of the company the right to purchase, annually, shares of the company’s common stock at 85% of fair market value. The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25,000; or (2) shares with a fair market value of 20% of the individual’s annual compensation. Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(10) EMPLOYEE AND DIRECTOR BENEFIT PLAN (Continued)

Stock Option Plans

During 1997 the company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the company’s common stock. During 2002 the company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. The aggregate number of shares available for issuance pursuant to options is 2,250,506. The exercise price of all options granted to date is the fair value of the company’s common shares on the date of grant. All options vest over a five-year period. All unexercised options expire ten years after the date of grant. A summary of the company’s option plans and stock purchase plan as of and for the years ended December 31, 2003, 2002 and 2001, reflecting the effects of stock splits and dividends declared, including the 5% stock dividend declared and distributed in 2002, is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2000	94,285	1,372,394	$4.80	843,116	$4.38
Options authorized	132,917	—	—	—	—
Options granted/vested	(91,061)	91,061	5.18	311,624	4.44
Options exercised	—	(20,055)	4.00	(20,055)	4.00
Options forfeited	63,184	(63,184)	6.18	(23,381)	5.08

At December 31, 2001	199,325	1,380,216	4.77	1,111,304	4.39
Options authorized	—	—	—	—	—
Options granted/vested	(124,950)	124,950	6.66	182,830	5.77
Options exercised	—	(21,097)	3.64	(21,097)	3.64
Options forfeited	48,940	(48,940)	6.49	(13,808)	5.33

At December 31, 2002	123,315	1,435,129	4.88	1,259,229	4.59
Options authorized	500,000	—	—	—	—
Options granted/vested	(150,000)	150,000	8.45	104,187	7.85
Options exercised	—	(173,926)	5.32	(173,926)	5.32
Options forfeited	39,192	(39,192)	8.55	(39,192)	8.55

At December 31, 2003	512,507	1,372,011	$5.35	1,150,298	$4.79

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(10) EMPLOYEE AND DIRECTOR BENEFIT PLAN (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding at December 31, 2003 is 5 years. The range of exercise prices for options outstanding at December 31, 2003 is $3.44 to $12.16. Information pertaining to options outstanding at December 31, 2003 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.44 - $6.66	1,071,660	1,003,459
$6.85 - $8.90	152,561	93,332
$9.25 - $12.16	147,790	53,507

Outstanding at end of year	1,372,011	1,150,298

The estimated per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2003	2002	2001
Estimated fair value of options granted	$4.54	$2.30	$2.35

Assumptions in estimating option values:
Risk-free interest rate	3.00%	3.50%	4.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility	39.00%	22.00%	18.00%
Expected life	7 years	7 years	7 years

(11) LEASES

The company leases office space under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2004	$352
2005	321
2006	273
2007	227
2008	212
Thereafter	566

Total	$1,951

Total rental expense under operating leases was $414,000 in 2003, $461,000 in 2002, and $427,000 in 2001.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(12) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Amounts in thousands)
Current tax provision:
Federal	$1,952	$2,074	$1,151
State	377	133	87

	2,329	2,207	1,238

Deferred tax provision:
Federal	(231)	(380)	(80)
State	(126)	(72)	(11)

	(357)	(452)	(91)

Net provision for income taxes	$1,972	$1,755	$1,147

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2003	2002	2001
	(Amounts in thousands)
Tax computed at the statutory federal rate	$1,915	$1,689	$1,106

Increase (decrease) resulting from:
State income taxes, net of federal benefit	166	40	50
Tax exempt income	(77)	(75)	(49)
Other permanent differences	(32)	101	40

	57	66	41

Provision for income taxes included in operations	$1,972	$1,755	$1,147

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

	2003	2002
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,682	$2,287
Deferred compensation	148	77
Other	120	60

Total deferred tax assets	2,950	2,424

Deferred tax liabilities relating to:
Property and equipment	(436)	(304)
Loan fees and costs	(356)	(299)
Other comprehensive income	(643)	(1,526)
Other	(5)	(25)

Total deferred tax liabilities	(1,440)	(2,154)

Net recorded deferred tax asset	$1,510	$270

The company has no valuation allowance at December 31, 2003 or 2002 because management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(13) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,442	$1,121	$879
Presold mortgage loan fees	1,350	1,310	1,009
Investment brokerage fees	947	333	193
SBIC management fees	562	542	564
Income from derivative	—	—	383
Gain on sale of investment securities	—	70	—
Other	684	551	374

Total	$4,985	$3,927	$3,402

The major components of other non-interest expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Amounts in thousands)
Postage, printing and office supplies	$383	$313	$339
Advertising and promotion	862	566	519
Data processing and other outsourced services	1,317	1,177	1,033
Professional services	706	260	341
Other	2,417	2,199	1,353

Total	$5,685	$4,515	$3,585

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

The bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(14) REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2003 and 2002, the most recent notification from the FDIC categorized the bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the bank’s category. Information regarding the bank’s capital and capital ratios is set forth below:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$64,828	10.66%	$48,670	8.00%	$60,838	10.00%
Tier I Capital (to Risk-Weighted Assets)	57,553	9.46%	24,335	4.00%	36,503	6.00%
Tier I Capital (to Average Assets)	57,553	7.50%	30,710	4.00%	38,387	5.00%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)	$60,563	12.23%	$39,601	8.00%	$49,501	10.00%
Tier I Capital (to Risk-Weighted Assets)	54,373	10.98%	19,800	4.00%	29,701	6.00%
Tier I Capital (to Average Assets)	54,373	8.95%	24,314	4.00%	30,392	5.00%

The company is also subject to these capital requirements. At December 31, 2003, the company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 17.74%, 10.85% and 8.63%, respectively.

(15) DERIVATIVES

Derivative Financial Instruments

The company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the company’s consolidated balance sheets as derivative assets and derivative liabilities.

The company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The company deals only with primary dealers.

Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreements terms, including the underlying instruments, amount, exercise prices and maturity.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(15) DERIVATIVES (Continued)

Risk Management Policies - Hedging Instruments

The primary focus of the company’s asset/liability management program is to monitor the sensitivity of the company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management - Cash Flow Hedging Instruments

The company originates variable rate loans for its loan portfolio. These loans expose the company to variability in interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the variability of a portion of its interest receipts and therefore, generally hedges a portion of its variable-rate interest receipts. To meet this objective, management enters into interest rate swap agreements whereby the company receives fixed rate payments and makes variable interest rate payments during the contract period.

At December 31, 2003, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate loans is as follows (amounts in thousands):

	2003	2002
Notional amount	$10,000	$35,000
Weighted average pay rate	4.00%	4.25%
Weighted average receive rate	6.21%	6.46%
Weighted average maturity in years	.3	2.2
Unrealized gain relating to interest rate swaps	$111	$1,253
Deferred gain from early termination	$701	$156

These agreements require the company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2003 and 2002, the company’s interest rate swaps used to hedge variable rate loans reflected an unrealized gain of $812,000 and $1.4 million, respectively, which included deferred gains from the early termination of interest rate swaps in the amount of $701,000 and $156,000, respectively. The unrealized gain is included in other comprehensive income, net of tax, in the accompanying consolidated balance sheets. The recognized portion of the gains from early termination, which was $406,000 for 2003 and $52,000 for 2002, is included in interest income in the accompanying consolidated statements of operations. The unrecognized gain at December 31, 2003 will be included in income over an eighteen-month period, with $482,000 expected to be recognized in income in 2004.

Risk management results for the years ended December 31, 2003 and 2002 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2003, the unrealized gain relating to use of interest rate swaps was recorded in other assets.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(15) DERIVATIVES (Continued)

Interest Rate Risk Management - Cash Flow Hedging Instruments (Continued)

Late in 2000, the company purchased an off-balance sheet financial contract, an interest rate floor, to assist in managing interest rate risk. During 2001, the company sold the interest rate floor. The company recognized income aggregating $383,000 on this floor contract in 2001, including the gain realized upon its disposal, in non-interest income.

Interest Rate Risk Management - Fair Value Hedging Instruments

During 2003, the company utilized fixed rate time deposits and trust preferred securities for use in the company’s lending and investment activities and other general purposes. These debt obligations expose the company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding. It is the company’s objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the company. To meet this objective, the company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments determined by a specified index (LIBOR) in exchange for receiving a series of fixed rate payments. Although the company hedges the change in value of its fixed-rate funding, its hedge coverage ratio does not equate to 100%. The company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. At December 31, 2003, the ineffective portion of the fair value hedge amounted to $4,000 and is included in non-interest income.

At December 31, 2003, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (amounts in thousands):

Notional amount	$41,000
Weighted average pay rate	2.15%
Weighted average receive rate	5.22%
Weighted average maturity in years	16.9
Unrealized loss relating to interest rate swaps	$140

No interest rate swap agreements used to hedge fixed-rate funding were terminated during 2003. At December 31, 2003, the unrealized loss relating to use of interest rate swaps was recorded in other assets.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(16) OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2003 and 2002 is as follows (amounts in thousands):

	2003	2002
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$146,414	$99,706
Undisbursed standby letters of credit	4,749	11,090
Construction contracts outstanding	—	445

(17) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, federal funds sold, investment securities, loans, bank-owed life insurance, deposit accounts and other borrowings, accrued interest and derivatives. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Investment in Bank-Owned Life Insurance

The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(17) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Derivative financial instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note 16, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)
Financial assets:
Cash and due from banks	$22,929	$22,929	$16,632	$16,632
Federal funds sold	271	271	11,084	11,084
Investment securities available for sale	168,500	168,500	96,930	96,930
Investment securities held to maturity	62,257	61,044	44,749	45,319
Loans, net	512,471	513,566	415,596	416,631
Investment in life insurance	2,895	2,895	2,751	2,751
Accrued interest receivable	3,430	3,430	3,269	3,269
Financial liabilities:
Deposits	575,218	575,885	449,216	449,481
Short-term borrowings	51,900	51,900	40,706	40,706
Long-term debt	65,975	64,741	55,000	53,393
Trust preferred securities	51,652	60,311	17,250	18,458
Accrued interest payable	1,324	1,324	1,019	1,019
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets, net	(29)	(29)	1,253	1,253

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(18) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation’s condensed balance sheets as of December 31, 2003 and 2002, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2003 are as follows:

Condensed Balance Sheets
December 31, 2003 and 2002
(Amounts in thousands)

	2003	2002
Asset:
Cash and due from banks	$384	$67
Investment in subsidiaries	58,574	56,835
Receivable from subsidiaries	39,000	6,320
Investment securities available for sale	70	70
Other assets	6,116	2,031

Total assets	$104,144	$65,323

Liabilities:
Junior subordinated debentures	$53,253	$17,784

Stockholders’ equity:
Common stock	44,378	43,123
Retained earnings	5,492	1,830
Accumulated other comprehensive income	1,021	2,586

Total stockholders’ equity	50,891	47,539

Total liabilities and stockholders’ equity	$104,144	$65,323

Condensed Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	2003	2002	2001
Equity in income of subsidiaries	$4,634	$3,890	$2,105
Interest income	232	171	—
Other income	4	90	—
Interest expense	(1,543)	(1,131)	—
Other expense	(312)	(154)	—
Income tax benefit	648	348	—

Net income	$3,663	$3,214	$2,105

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(18) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(Amounts in thousands)

	2003	2002	2001
Operating activities:
Net income	$3,663	$3,214	$2,105
Equity in income of subsidiaries	(4,634)	(3,890)	(2,105)
Amortization of debt issuance costs	44	33	—
Increase in receivable from subsidiaries	(31,350)	(316)	—
Increase in other assets	(1,468)	(203)	—

	(33,745)	(1,162)	—

Investing activities:
Investment in subsidiaries	—	(14,716)	—
Purchase of investments	—	(70)	—

	—	(14,786)	—

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	33,292	15,923	—
Proceeds from exercise of stock options	770	105	—
Cash paid in lieu of fractional shares on 5% stock dividend	—	(13)	—

	34,062	16,015	—

Net increase in cash	317	67	—
Cash, beginning of year	67	—	—

Cash, end of year	$384	$67	$—

(19) SUBSEQUENT EVENTS (unaudited)

On July 30, 2003, the company and The Community Bank jointly announced the execution of a definitive agreement in which Southern Community Financial Corporation would acquire The Community Bank of Pilot Mountain, North Carolina in a fixed exchange of cash and stock. The Community Bank, founded in 1987 operates 10 community-banking offices throughout Surry, Rockingham, Stokes, Iredell and Yadkin counties of North Carolina. On December 11, 2003, shareholders approved the transaction allowing Southern Community Financial Corporation to acquire The Community Bank. On January 12, 2004, the acquisition was completed. For each share of stock owned, The Community Bank shareholders receive $53.05 in cash, 4.8714 shares of newly issued Southern Community common stock or a combination of both, subject to an overall allocation of approximately 6.4 million shares of common stock and $15.2 million in cash. As a result of the acquisition, consolidated assets for the company reached $1.1 billion, with $120 million of shareholders’ equity, and approximately $48 million of goodwill was created.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(19) SUBSEQUENT EVENTS (unaudited) (Continued)

On January 14, 2004, the company announced the redemption of all of its 7.25% Cumulative Convertible Trust Preferred Securities issued through Southern Community Capital Trust I under the provision that the trading price of our common stock had been at least 125% of the conversion price for a period of twenty consecutive trading days ending within five days of the notice of redemption. The Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. On January 14, 2004, the company announced the declaration of its first annual cash dividend of $0.11 per share of its common stock which was paid on March 15, 2004, to shareholders of record on February 20, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 13, 2004.

Item 11. Executive Compensation

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 13, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 13, 2004.

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock Option Plans	1,372,011	$5.35	512,524
Employee Stock Purchase Plan	20,000	$7.65	980,000

Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,392,011	$5.39	1,492,524

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 13, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 13, 2004.

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

Exhibit 4.2:
Form of 7.25% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-2 dated November 28, 2001, Registration No. 333-74084 (the “S-2 Registration Statement”))

Exhibit 4.3:
Form of Certificate for 7.25% Trust Preferred Security of Southern Community Capital Trust I (incorporated by reference to Exhibit 4.6 to Amendment Number One to the S-2 Registration Statement dated January 10, 2002)

Exhibit 4.4:
Form of 7.95% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.5:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust I (incorporated by reference to Exhibit 4.6 to the S-3 Registration Statement)

Exhibit No.	Description
Exhibit 10.1:	1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.1 to Amendment Number One to the Registration Statement dated January 10, 2002)

Exhibit 10.2:
1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.2 to Amendment Number One to the Registration Statement dated January 10, 2002)

Exhibit 10.3:	Indenture with respect to the Company’s 7.25% Convertible Junior Subordinated Debentures (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)

Exhibit 10.4:	Amended and Restated Trust Agreement of Southern Community Capital Trust I (incorporated by reference to Exhibit 10.4 to the 2001 Annual Report)

Exhibit 10.5:	Guarantee Agreement for Southern Community Capital Trust I (incorporated by reference to Exhibit 10.5 to the 2001 Annual Report)

Exhibit 10.6:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust I (incorporated by reference to Exhibit 10.6 to the 2001 Annual Report)

Exhibit 10.7:	2002 Incentive Stock Option Plan of Southern Community Financial Corporation

Exhibit 10.8:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation

Exhibit 10.9:	Indenture with respect to the Company’s 7.95% Convertible Junior Subordinated Debentures

Exhibit 10.10:	Amended and Restated Trust Agreement of Southern Community Capital Trust II

Exhibit 10.11:	Guarantee Agreement for Southern Community Capital Trust II

Exhibit 10.12:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II

Exhibit 10.13:	2002 Employee Stock Purchase Plan

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

(b)    Current Reports on Form 8-K filed during the fourth quarter of 2003.

Type	Date Filed	Reporting Purpose
Item 5	October 6, 2003	Registration statement filed with regard to 3 million shares of Capital Trust II.

Item 5.	October 16, 2003	To announce ceasing consumer finance Operations.

Item 9.	October 21, 2003	To report results for the period ending 9/30/03.

Item 5.	October 27, 2003	To report resignation of a director.

Item 5.	November 5, 2003	To announce sale of $30 million of Capital Trust II trust preferred securities.

Item 9.	November 13, 2003	To announce presenting at 11/19/03 Ryan Beck Financial Institutions Investors Conference.

Item 5.	December 17, 2003	To announce shareholder approval of the acquisition of The Community Bank.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 24, 2004	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman, President and Chief Executive Officer

Date: March 24, 2004	By:	/s/ Richard M. Cobb

Richard M. Cobb
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ F. Scott Bauer F. Scott Bauer	Chairman of the Board	March 24, 2004
/s/ James O. Frye James O. Frye	Vice Chairman of the Board	March 24, 2004
/s/ Don Gray Angell Don Gray Angell	Director	March 24, 2004
/s/ Zack W. Blackmon, Sr. Zack W. Blackmon, Sr.	Director	March 24, 2004
/s/ Edward T. Brown Edward T. Brown	Director	March 24, 2004
/s/ Charles R. Bokesch Charles R. Bokesch	Director	March 24, 2004
/s/ James G. Chrysson James G. Chrysson	Director	March 24, 2004

SIGNATURE	TITLE	DATE
/s/ Matthew G. Gallins Matthew G. Gallins	Director	March 24, 2004

/s/ H. Lee Merritt, Jr. H. Lee Merritt, Jr.	Director	March 24, 2004

Dianne M. Neal	Director	March , 2004

/s/ Billy D. Prim Billy D. Prim	Director	March 24, 2004

/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Director	March 24, 2004

/s/ William G. Ward, Sr., M.D. William G. Ward, Sr., M.D.	Director	March 24, 2004