Form 10-Q
period 2004-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2004-05-17
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐ Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended _______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of April 30, 2004, (the most recent practicable date), the registrant had outstanding 17,656,191 shares of Common Stock, no par value.

		Page No.

Part I	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2004 and 2003	5

	Consolidated Statement of Stockholders’ Equity
	Three Months Ended March 31, 2004	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2004 and 2003	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 -	Controls and Procedures	20

Part II	Other Information

Item 6 -	Exhibits and Reports on Form 8-K	22

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31,
	(Unaudited)	2003*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$19,297	$22,929
Federal funds sold	6,014	271
Investment securities:
Available for sale, at fair value	247,560	168,500
Held to maturity, at amortized cost	74,911	62,257
Loans	704,237	519,746
Allowance for loan losses	(12,125)	(7,275)

Net Loans	692,112	512,471

Premises and equipment	24,730	17,337
Goodwill	50,071	—
Other assets	28,295	14,737

Total Assets	$1,142,990	$798,502

Liabilities and Stockholders’ Equity

Deposits
Demand	$89,327	$51,868
Money market, savings and NOW	241,459	179,076
Time	470,487	344,274

Total Deposits	801,273	575,218

Short-term borrowings	58,744	51,900
Long-term debt	144,123	117,627
Other liabilities	7,775	2,866

Total Liabilities	1,011,915	747,611

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,623,884 and 8,986,796 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	124,027	44,377
Retained earnings	5,277	5,493
Accumulated other comprehensive income	1,771	1,021

Total Stockholders’ Equity	131,075	50,891

Total Liabilities and Stockholders’ Equity	$1,142,990	$798,502

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share data)
Interest Income
Loans	$9,848	$6,461
Investment securities available for sale	2,229	1,292
Investment securities held to maturity	762	603
Federal funds sold	10	14

Total Interest Income	12,849	8,370

Interest Expense
Money market, savings and NOW deposits	554	211
Time deposits	2,443	2,264
Federal funds purchased and borrowings	1,412	1,049

Total Interest Expense	4,409	3,524

Net Interest Income	8,440	4,846

Provision for Loan Losses (Note 4)	597	540

Net Interest Income After Provision for Loan Losses	7,843	4,306

Non-Interest Income (Note 5)	1,529	1,170

Non-Interest Expense
Salaries and employee benefits	3,454	2,100
Occupancy and equipment	1,027	690
Other (Note 5)	2,270	1,229

Total Non-Interest Expense	6,751	4,019

Income Before Income Taxes	2,621	1,457

Income Tax Expense	935	510

Net Income	$1,686	$947

Net Income Per Share (Note 2)
Basic	$.11	$.11
Diluted	.10	.10

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)

Net income	$1,686	$947

Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,367	(300)
Tax effect	(469)	105

Net of tax amount	871	(195)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(57)	26
Tax effect	21	(10)
Reclassification of gains recognized in net income	(138)	(29)
Tax effect	53	11

Net of tax amount	(121)	(2)

Total other comprehensive income (loss)	750	(197)

Comprehensive income	$2,436	$750

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

	(Amounts in thousands, except share and per share data)

Balance at December 31, 2003	8,986,796	$44,377	$5,493	$1,021	$50,891

Net income	—	—	1,686	—	1,686

Other comprehensive income, net of tax	—	—	—	750	750

Common stock issued pursuant to:

Stock options exercised	150,710	620	—	—	620

Current income tax benefit	—	234	—	—	234

Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788

Shares issued in connection with business combination	6,426,532	62,659	—	—	62,659

Fair value of stock options issued in connection with business combination-		349	—	—	349

Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at March 31, 2004	17,623,884	$124,027	$5,277	$1,771	$131,075

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,686	$947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	860	364
Provision for loan losses	597	540
Net increase in cash surrender value of life insurance	(66)	(36)
Realized loss on disposal of equipment	—	8
Realized gain on sale of foreclosed assets	—	(4)
Changes in assets and liabilities:
Increase in other assets	(2,802)	(78)
Increase in other liabilities	1,768	532

Net Cash Provided by Operating Activities	2,043	2,273

Cash Flows from Investing Activities Decrease / (increase) in federal funds sold	(5,743)	10,479
Purchases of:
Available-for-sale investment securities	(55,416)	—
Held-to-maturity investment securities	(2,034)	(13,98)
Proceeds from maturities and calls of:
Available-for-sale investment securities	29,283	14,168
Held-to-maturity investment securities	7,118	9,114
Net increase in loans	(7,757)	(21,452)
Purchases of premises and equipment	(2,221)	(1,002)
Proceeds from sale of foreclosed assets	—	388
Purchase of bank-owned life insurance	(7,000)	(36)
Net cash used in business combination	(8,307)	—

Net Cash Used by Investing Activities	(52,077)	(2,279)

Cash Flows from Financing Activities
Net increase in deposits	23,173	12,778
Net increase (decrease) in short-term borrowings	24,511	(12,270)
Net proceeds from issuance of common stock	620	—
Cash dividends paid	(1,902)	—

Net Cash Provided by Financing Activities	46,402	508

Net Increase (Decrease) in Cash and Due From Banks	(3,632)	538

Cash and Due From Banks, Beginning of Year	22,929	16,632

Cash and Due From Banks, End of Period	$19,297	$17,170

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Purchase of The Community Bank:
Investment securities available for sale	$(51,859)	$—
Investment securities held to maturity	(17,796)	—
Loans receivable, net	(172,493)	—
Premises and equipment	(5,706)	—
Deferred tax asset	(692)	—
Goodwill	(50,071)	—
Core deposits intangible	(2,177)	—
Other assets	(1,543)	—
Deposits	202,595	—
Borrowings	25,286	—
Other liabilities	3,141	—
Fair value of options exchanged	349	—
Issuance of stock	62,659	—

Net cash disbursed in business combination	$(8,307)	$—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries. Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company; and The Community Bank of Pilot Mountain, North Carolina, which was acquired on January 12, 2004. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 — Per Share Data

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust-preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the Company. The convertible trust preferred securities were converted or redeemed during the quarter ended March 31, 2004.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,

	2004	2003

Weighted average number of common shares used in computing basic net income per share	15,843,585	8,791,683
Effect of dilutive stock options	593,788	380,877
Effect of dilutive convertible preferred securities	818,861	2,088,975

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,256,234	11,261,535

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 — Per Share Data (Continued)

For the three months ended March 31, 2004 net income for determining diluted earnings per share was $1,686 thousand, with no adjustment for the after tax effect of the expense associated with the dilutive convertible preferred securities which were converted or redeemed during the quarter. Due to the conversion, the after tax effect of the expense associated with the dilutive convertible preferred securities adjustment was nominal, as less than one thousand dollars in interest expense was paid on redeemed shares. For the three months ended March 31, 2003 net income for determining diluted earnings per share was $1,146 thousand, after adjusting for the $199 thousand after tax effect of the expense associated with the dilutive convertible preferred securities. For the three months ended March 31, 2004 and 2003, there were 5,850 and 115,193 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended March 31, 2004 and 2003, there were 818,861 and 2,088,975 of dilutive shares, respectively, related to the convertible trust preferred securities. These dilutive common stock equivalents have been included in the calculation of diluted earnings per share for their respective periods.

Note 3 — Business Combination

On July 30, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with The Community Bank of Pilot Mountain, North Carolina. The Company’s Board of Directors believes that the merger is in the best interest of the Company and its shareholders because it presents an important opportunity to increase shareholder value through growth by acquiring a strong financial institution in new contiguous markets that are logical for the Company’s expansion. The acquisition was approved at a special shareholders’ meeting on December 11, 2003 and the transaction took place effective at 12:01 am on January 12, 2004. The Community Bank shareholders could elect to receive cash, Company stock, or a mixture of cash and stock with an overall consideration mix of approximately 85% stock and 15% cash. As a result of the acquisition, the Company paid approximately $15.3 million for shares exchanged for cash and issued 6,426,532 additional shares of stock. The acquisition was accounted for using the purchase method of accounting.

The following table reflects the unaudited pro forma combined results of operations for the three months ended March 31, 2004 and 2003, assuming the acquisition had occurred at the beginning of fiscal year 2003.

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
Net interest income	$8,996	$7,480
Net income	1,950	1,872

Net income per share:
Basic	$.12	$.12
Diluted	.11	.12

In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2003.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$62,659

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Cash paid for shares	15,249
Fair value of stock options exchanged	349
Transaction costs	878

Total purchase price	$79,135

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Business Combination

A summary of the estimated value of The Community Bank assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$6,942
Investment securities available for sale	51,859
Investment securities held to maturity	17,796
Loans receivable, net	172,493
Premises and equipment	5,706
Deferred tax asset	692
Goodwill	50,071
Core deposit intangible	2,177
Other assets	1,543
Deposits	(202,595)
Borrowings	(25,286)
Other liabilities	(3,141)

Net assets acquired	78,257
Transaction costs	878

Total purchase price	$79,135

Note 5 — Stock Compensation Plans

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

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share data)
Net income:
As reported	$1,686	$947
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	71	95

Pro forma	$1,615	$852

Basic earnings per share:
As reported	$.11	$.11
Pro forma	.10	.10

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Diluted earnings per share:
As reported	$.10	$.10
Pro forma	.10	.09

Note 6 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	March 31, 2004		December 31, 2003

		Percent		Percent
	Amount	of Total	Amount	of Total

		(Amounts in thousands)
Residential mortgage loans	$210,641	29.91%	$150,312	28.92%
Commercial mortgage loans	281,802	40.02%	186,758	35.93%
Construction loans	66,180	9.40%	71,908	13.84%
Commercial and industrial loans	110,229	15.65%	87,127	16.76%
Loans to individuals	35,385	5.02%	23,641	4.55%

Subtotal	704,237	100.0%	519,746	100.0%

Less: Allowance for loan losses	12,125		7,275

Net loans	$692,112		$512,471

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
Balance at beginning of period	$7,275	$6,342

Provision charged to operations	597	540

Charge-offs	(327)	(303)
Recoveries	78	24

Net charge-offs	(249)	(279)

Allowance of acquired bank	4,502	—

Balance at end of period	$12,125	$6,603

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,
	2004	2003

Nonaccrual loans	$1,035	$769
Foreclosed assets	553	272

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Total	$1,588	$1,041

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 7 — Non-Interest Income and Other Non-Interest Expenses

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)

Service charges and fees on deposit accounts	$750	$297
Presold mortgage loan fees	164	380
Investment brokerage fees	162	203
SBIC management fees	138	123
Other	315	167

	$1,529	$1,170

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)

Postage, printing and office supplies	$184	$73
Advertising and promotions	80	159
Data processing and other outsourced services	442	333
Professional services	417	118
Other	1,147	546

	$2,270	$1,229

Note 8 — Recent Accounting Pronouncements

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company has no investments in variable interest entities that require consolidation under Interpretation 46. However, the application of Interpretation 46 resulted in the de-consolidation of a grantor trust that issued the trust preferred securities reported in our consolidated financial statements as of December 31, 2003. Effective March 31, 2004, we discontinued the consolidation of the trust and began reporting the junior subordinated debentures that the Company had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective March 31, 2004, are classified as long-term obligations. The impact of this change did not have a material effect on our consolidated financial statements. Except for the accounting treatment, the relationship between the Company and Southern Community Capital Trust II has not changed. Southern Community Capital Trust II continues to be a wholly-owned finance subsidiary of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

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

Executive Summary of First Quarter

On January 12, 2004 Southern Community Financial Corporation acquired The Community Bank (Community) of Pilot Mountain, North Carolina. The Community Bank operates 10 banking offices, and at the time of acquisition had net loans of $172 million, $204 million of deposits, $27 million of equity capital, and $259 million of assets. The Community Bank will initially be maintained as a separately chartered bank under the holding company, with a plan to merge the two bank subsidiaries together in the future. The acquisition was completed under the purchase method of accounting and resulted in the creation of $50.1 million of goodwill which has been pushed down to the books of Community.

In February of 2002, Southern Community Capital Trust I issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. On January 14, 2004, the Company announced the redemption of all of the Trust I Securities. The Trust I Securities were redeemed on March 12, 2004, which resulted in the issuance of 2,059,846 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%.

In addition, simultaneous with the announcement of the redemption of Trust I Securities, the Company announced the payment of an $0.11 annual cash dividend to be paid on March 15, 2004 to shareholders of record on February 20, 2004.

Financial Condition at March 31, 2004 and December 31, 2003

During the three-month period ending March 31, 2004, total assets increased by $344.5 million, or 43.1%, to $1.1 billion. The acquisition of Community accounted for the majority of the asset growth during the period. Community had assets of approximately $259 million prior to acquisition. In addition, intangibles created by purchase accounting created $52.6 million of the asset growth. Southern Community Bank and Trust (Southern) total assets increased $18.6 million during the first quarter of 2004. The investment and loan portfolios were increased by $10.1 million and $8.0 million, respectively. Asset growth at Southern was supported primarily by deposit growth coupled with short-term borrowings. Deposits grew $13.8 million, or 2.4% during the quarter, with demand and NOW deposits increasing 12.9% and 8.1%, respectively.

At March 31, 2004, loans totaled $704.2 million, an increase of $184.5 million or 35.5% during the three months. The Community loan portfolio accounted for $176.5 million of the loan increase and Southern experienced $8 million of loan growth during the period. Commercial mortgage loans, which total $281.8 million or 40.0% of gross loans, continue to comprise the largest segment of the portfolio followed by loans secured by residential mortgages and the commercial and industrial portfolio which represent 29.9% and 15.7% of gross loans, respectively.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $93.8 million during the three months, to $347.8 million at March 31, 2004 versus $254.0 million at the beginning of the period. Liquid assets at Southern increased $3.9 million with increases in the securities portfolio and federal funds sold. The acquisition of Community’s liquid assets accounted for the remaining $89.9 million increase in consolidated liquid assets.

Customer deposits continue to be our primary funding source. At March 31, 2004, deposits totaled $801.3 million, an increase of $226.1 million or 39.3% from year-end 2003. The addition of Community during the period added $213.6 million of deposits, while Southern experienced $13.8 million or 2.4% deposit growth in the first quarter. Borrowings during the quarter rose $33.3 million or 19.7% to $202.9 million, $28.7 million of this increase is the result of the Community acquisition. Our composition of funding shifted during the period with the conversion of $17.3 million trust preferred securities issued by Southern Community Capital Trust I into common stock of the Company. Internal asset growth at Southern was funded by available liquid assets coupled with an increases in deposits and wholesale borrowings. We will utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network continues to grow and matures, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost. Demand deposits increased $37.5 million from year-end and totaled $89.3 million as of March 31, 2004 comprising 11.2% of total deposits, an increase from $51.9 million or 9.0% of total deposits at December 31, 2003. Community accounted for $32.1 million of the increase, while Southern increased demand deposits 12.9% to $59.0 million.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2004, our stockholders’ equity totaled $131.1 million, an increase of $80.2 from the December 31, 2003 balance. The increase is primarily the result of 6.4 million common shares issued in the Community transaction and 2.1 million shares issued in the conversion of Trust I Securities, which increased equity by $62.7 million and $17.0 million, respectively. Retained earnings were reduced by $216,000 as the cash dividend paid on common shares outstanding on March 15, 2004 of $1.9 million exceeded quarterly net income of $1.7 million.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net Income. Our net income for the three months ended March 31, 2004 was $1.7 million, an increase of $739,000 from the same three-month period in 2003. Net income per share was $.11 basic and $.10 diluted for the three months ended March 31, 2003, as compared with $.11 basic and $.10 diluted for the same period in 2003. With strong internal growth at Southern and the addition of Community, our level of average earning assets has increased $450.0 million or 79.7% to $1.0 billion from $565.0 million for the first quarter 2003. Our interest rate spread and net yield on average interest-earning assets decreased 6 basis points and 11 basis points, respectively. Our net interest income grew 74.2%, from $4.8 million for the three-month period ending March 2003 to $8.4 million for the current quarter. Net income was also supported by a $359,000 increase in non-interest income. These improvements were partially offset by a 68.0% increase in non-interest expenses. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business, as well as Community’s operations. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended March 31, 2004, our net interest income increased by $3.6 million or 74.2% over the first quarter 2003 results to $8.4 million. Net interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. Due to strong loan demand at Southern and the addition of Community, our level of average earning assets has increased $450.0 million or 79.7% to $1.0 billion from $565.0 million for the first quarter 2003. Community contributed $255.0 million of average earning assets during the first quarter, $179.4 million of loans and $75.6 million of investment securities. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans. At the end of June 2003, the Federal Reserve reduced the targeted Federal funds rate by 25 basis points to 1.00% causing an equal reduction in the prime rate. In addition, issuers of higher coupon bonds exercised their call options, reducing the overall yield on the investment portfolio. However, the strong yield on Community’s loan portfolio coupled with rate floors on variable rate loans and lower funding costs, in part due to the conversion of Trust I Securities, resulted in only 11 basis points of margin compression when comparing the results for the first quarters of 2004 and 2003. Our average yields on total interest-earning assets for the same periods decreased by 88 basis points from 6.01% to 5.13%. Despite the redemption of the Trust I Securities, our average total interest-bearing liabilities increased by $387.9 million, or 75.9% with the addition of Community, funding the internal growth at Southern, and the November 2003 issuance of $34.5 million, 7.95% fixed rate trust preferred securities, through Southern Community Capital Trust II. Average interest-bearing liabilities for the three-month period ending March 31, 2004 for Community were $175.5 million or 19.5% of consolidated interest-bearing liabilities. Our average cost of total interest-bearing liabilities decreased by 81 basis points from 2.80% to 1.99%. For the three months ended March 31, 2004, our net interest spread was 3.14% and our net interest margin was 3.37%. For the three months ended March 31, 2003, our net interest spread was 3.21% and our net interest margin was 3.48%.

Average Yield/Cost Analysis

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include non-accrual loans.

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$700,927	$9,848	5.70%	$429,892	$6,461	6.10%
Investment securities:
Available for sale	231,782	2,229	3.90%	89,709	1,292	5.84%
Held to maturity	77,753	762	3.97%	41,254	603	5.93%
Federal funds sold	4,565	10	0.89%	4,137	14	1.37%

Total interest-earning assets 1,015,027		12,849	5.13%	564,992	8,370	6.01%

Other assets	102,494			36,276

Total assets	$1,117,521			$601,268

Interest-bearing liabilities:
Deposits:
NOW, savings and money market deposits	$234,809	554	0.96%	$110,460	211	0.77%
Time deposits of $100,000 and over	234,419	1,152	1.99%	133,824	1,027	3.11%
Other time deposits	226,438	1,291	2.31%	165,995	1,237	3.02%
Borrowings:
Short-term borrowings	64,383	365	2.30%	28,714	216	3.05%
Long-term debt	139,128	1,047	3.05%	72,250	833	4.68%

Total interest-bearing liabilities	899,177	4,409	1.99%	511,243	3,524	2.80%

Non-interest-bearing deposits	82,290			38,724
Other liabilities	14,141			3,295
Stockholders’ equity	121,913			48,006

Total liabilities and stockholders’ equity	$1,117,521			$601,268

Net interest income and interest rate spread		$8,440	3.14%		$4,846	3.21%

Net yield on average interest-earning assets			3.37%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.88%			110.51%

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2004 was $597,000 representing an increase of $57,000 from the $540,000 provision we made for the three months ended March 31, 2003. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended March 31, 2004 net loan charge-offs totaled $249,000, down slightly from $279,000 of net charge-offs during the three months ended March 31, 2003. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was      .14% and .26% for the three months ended March 31, 2004 and 2003, respectively. Non-performing assets decreased to $1.7 million, or 0.15% of total assets at March 31, 2004 from $3.6 million, or 0.59% of total assets at March 31, 2003. The allowance for loan losses at March 31, 2004 represented 1.72% of loans outstanding, compared with 1.40% at December 31, 2003. During the first quarter of 2004 an additional $300,000 was added to the valuation allowance for impaired loans, bringing that allowance to $1.8 million, while the recorded amount of impaired loans remained unchanged at $5.5 million. Further, during the first quarter of 2004 the Community acquisition was consummated and the Company’s loan loss reserving methodologies were applied to the acquired loan portfolio to establish an appropriate allowance for those loans. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended March 31, 2004, non-interest income increased by $359,000 or 30.68% to $1.5 million from $1.2 million for the same period in the prior year. The increase for the three months ended March 31, 2004 was due solely to the addition of Community, which contributed $486,000 to consolidated non-interest income. Fees generated from mortgage originations during 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, despite the addition of Community, mortgage fees have reduced from $380,000 through the first quarter 2003 to $155,000 for the three months ending March 31, 2004. Baring another decline in interest rates we anticipate similar fee income from mortgage originations in the near term. The Company experienced a $209 million or 70.4% increase in service charges and fees on deposit accounts as a result of deposit growth and the Community acquisition. We expect a continued positive trend, however not to this same degree, in the future as we grow our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended March 31, 2004, our non-interest expense increased $2.7 million or 68.0% over the same period in 2003. Non-interest expenses during the first quarter of 2004 at Community totaled $1.3 million. On a consolidated basis, salaries and employee benefit expense increased $1.4 million or 64.5%. While Community comprises 62.9% of this increase, the residual increase reflects the addition of personnel in Southern’s new banking offices as well as additions of personnel to expand our business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $337,000, or 48.8%. Other expenses increased $1.0 million or 84.7% reflecting the impact of outsourcing the servicing of our consumer finance loan portfolio as well as increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our strong asset growth, for the three months ended March 31, 2004, on an annualized basis, our ratio of non-interest expenses to average total assets decreased to 2.45% as compared with 2.71% for the same three months in 2003.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.7% and 35.0%, respectively, for the three months ended March 31, 2004 and 2003.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $328.5 million at March 31, 2004, an increase of $97.5 million from $231.0 million at December 31, 2003. Community added $82.7 million of the increase, while Southern generated an increase of $14.8 million. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $42.0 million and $110.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $263.3 million from the Federal Home Loan Bank of Atlanta, with $127.9 million outstanding at March 31, 2004 and the ability to borrow up to $139.7 million from the Federal Reserve Bank of Richmond, with no outstanding balances at March 31, 2004. At March 31, 2004, our outstanding commitments to extend credit consisted of loan commitments of $69.9 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $54.2 million, $48.2 million and $8.3 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our seven-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 59% of our total deposits at March 31, 2004, and 60.0% at December 31, 2003. Time deposits of $100,000 or more totaled $185.6 million or 39% of total deposits. The banks also utilize brokered and out-of-market deposits, which amounted to $173.9 million at March 31, 2004. Large time deposits are generally considered rate sensitive; however, we believe a portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At March 31, 2004, our Tier I capital to average quarterly asset ratio was 9.63%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2004 was 10.97%.

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

Other than the effects of the Community acquisition, which proportionately inflated the balance sheet with market risk sensitivity similar to that of Southern, management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by the report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Other than the acquisition of Community, there were no significant changes in the Company’s internal controls during the Company’s last fiscal quarter that could significantly affect the Company’s internal control over financial reporting. The Company’s management believes the disclosure controls and procedures at Community are effective, based on the results of past examinations, reviews, and audits as no significant changes have been made in those controls and procedures.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On January 12, 2004, the Company filed a Form 8-K with the SEC reporting that it has completed the acquisition of The Community Bank.

On January 14, 2004, the Company filed a Form 8-K with the SEC announcing that Southern Community Capital Trust I, a subsidiary of the Company, will redeem all of its 7.25% Cumulative Convertible Trust Preferred Securities and its 7.25% Common Securities at the stated Liquidation Amount on March 12, 2004.

On January 23, 2004, the Company filed a Form 8-K with the SEC announcing that the Chairman and Chief Executive Officer of the Company will speak at the Southeast 2004 Super-Community Bank Conference in Atlanta, Georgia.

On January 28, 2004, the Company filed a Form 8-K with the SEC reporting financial results for the three and twelve months ended December 31, 2003.

On February 6, 2004, the Company filed a Form 8-K with the SEC announcing that the Company had made a presentation at the 2004 Southeast Super-Community Bank Conference in Atlanta, Georgia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 17, 2004	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman, President and Chief Executive Officer

Date: May 17, 2004	By:	/s/ Richard M. Cobb

Richard M. Cobb
Executive Vice President, Chief Operating Officer
and Chief Financial Officer