Form 10-Q
period 2004-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2004-08-13
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of July 31, 2004, (the most recent practicable date), the registrant had outstanding 17,746,801 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
	(Unaudited)	2003*
	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$24,447	$22,929
Federal funds sold	4,349	271
Investment securities:
Available for sale, at fair value	243,523	168,500
Held to maturity, at amortized cost	71,624	62,257
Loans	740,074	519,746
Allowance for loan losses	(12,567)	(7,275)

Net Loans	727,507	512,471
Premises and equipment	25,320	17,337
Goodwill	50,063	—
Other assets	29,603	14,737

Total Assets	$1,176,436	$798,502

Liabilities and Stockholders’ Equity
Deposits
Demand	$89,358	$51,868
Money market, savings and NOW	220,503	179,076
Savings	14,539	—
Time	470,412	344,274

Total Deposits	794,812	575,218
Short-term borrowings	113,025	51,900
Long-term debt	132,946	117,627
Other liabilities	6,574	2,866

Total Liabilities	1,047,357	747,611

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,710,438 and 8,986,796 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	124,529	44,377
Retained earnings	7,234	5,493
Accumulated other comprehensive income (loss)	(2,684)	1,021

Total Stockholders’ Equity	129,079	50,891

Total Liabilities and Stockholders’ Equity	$1,176,436	$798,502

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Interest Income
Loans	$10,198	$6,718	$20,046	$13,179
Investment securities available for sale	2,199	1,177	4,428	2,850
Investment securities held to maturity	742	896	1,504	1,118
Federal funds sold	15	10	25	24

Total Interest Income	13,154	8,801	26,003	17,171

Interest Expense
Money market, savings and NOW deposits	1,017	295	1,571	506
Time deposits	1,916	2,158	4,359	4,422
Federal funds purchased and borrowings	1,580	1,172	2,992	2,221

Total Interest Expense	4,513	3,625	8,922	7,149

Net Interest Income	8,641	5,176	17,081	10,022
Provision for Loan Losses (Note 5)	717	685	1,314	1,225

Net Interest Income After Provision for Loan Losses	7,924	4,491	15,767	8,797

Non-Interest Income (Note 6)	1,780	1,424	3,309	2,594

Non-Interest Expense
Salaries and employee benefits	3,525	2,413	6,979	4,513
Occupancy and equipment	1,040	776	2,067	1,466
Other (Note 6)	2,161	1,415	4,431	2,644

Total Non-Interest Expense	6,726	4,604	13,477	8,623

Income Before Income Taxes	2,978	1,311	5,599	2,768
Income Tax Expense	1,021	459	1,956	969

Net Income	$1,957	$852	$3,643	$1,799

Net Income Per Share (Note 2)
Basic	$.11	$.10	$.22	$.20
Diluted	.11	.09	.21	.19

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$1,957	$852	$3,643	$1,799

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(6,947)	49	(5,580)	(251)
Tax effect	2,600	(8)	2,104	97

Net of tax amount	(4,347)	41	(3,476)	(154)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(54)	(214)	(111)	(188)
Tax effect	22	102	43	92
Reclassification of gains recognized in net income	(124)	(101)	(262)	(130)
Tax effect	48	39	101	50

Net of tax amount	(108)	(174)	(229)	(176)

Total other comprehensive income (loss)	(4,455)	(133)	(3,705)	(330)

Comprehensive income (loss)	$(2,498)	$719	$(62)	$1,469

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share and per share data)
Balance at December 31, 2003	8,986,796	$44,377	$5,493	$1,021	$50,891
Net income	—	—	3,643	—	3,643
Other comprehensive loss, net of tax	—	—	—	(3,705)	(3,705)
Common stock issued pursuant to:
Stock options exercised	237,264	1,042	—	—	1,042
Current income tax benefit	—	314	—	—	314
Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788
Shares issued in connection with business combination	6,426,532	62,659	—	—	62,659
Fair value of stock options issued in connection with business combination	—	349	—	—	349
Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at June 30, 2004	17,710,438	$124,529	$7,234	$(2,684)	$129,079

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,643	$1,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,706	827
Provision for loan losses	1,314	1,225
Net increase in cash surrender value of life insurance	(167)	(72)
Realized gain (loss) on disposal of equipment	57	(4)
Realized (gain) loss on sale of foreclosed assets	(58)	21
Changes in assets and liabilities:
Increase in other assets	(3,070)	(1,764)
Increase in other liabilities	567	982

Net Cash Provided by Operating Activities	3,992	3,014

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(4,078)	9,987
Purchases of:
Available-for-sale investment securities	(99,023)	(83,431)
Held-to-maturity investment securities	(2,245)	(44,469)
Proceeds from maturities and calls of:
Available-for-sale investment securities	69,913	22,441
Held-to-maturity investment securities	10,608	34,843
Net increase in loans	(43,869)	(50,767)
Proceeds from unwinding of cash flow hedge	—	951
Purchases of premises and equipment	(3,702)	(2,789)
Proceeds from disposal of premises and equipment	—	4
Proceeds from sale of foreclosed assets	169	499
Purchase of bank-owned life insurance	(7,000)	—
Net cash used in business combination	(8,299)	—

Net Cash Used by Investing Activities	(87,526)	(112,731)

Cash Flows from Financing Activities
Net increase in deposits	17,157	56,157
Net increase in short-term borrowings	43,745	3,799
Net increase in FHLB advances	25,010	51,475
Net proceeds from issuance of common stock	1,042	—
Cash dividends paid	(1,902)	—

Net Cash Provided by Financing Activities	85,052	111,431

Net Increase in Cash and Due From Banks	1,518	1,714
Cash and Due From Banks, Beginning of Year	22,929	16,632

Cash and Due From Banks, End of Period	$24,447	$18,346

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Purchase of The Community Bank:
Investment securities available for sale	$(51,859)	$—
Investment securities held to maturity	(17,796)	—
Loans receivable, net	(172,493)	—
Premises and equipment	(5,706)	—
Deferred tax asset	(692)	—
Goodwill	(50,063)	—
Core deposit intangible	(2,177)	—
Other assets	(1,543)	—
Deposits	202,595	—
Borrowings	25,286	—
Other liabilities	3,141	—
Fair value of stock options exchanged	349	—
Issuance of stock	62,659	—

Net cash disbursed in business combination	$(8,299)	$—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company; and The Community Bank of Pilot Mountain, North Carolina, which was acquired on January 12, 2004. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 - Net Income Per Share

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

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	17,668,887	8,791,683	16,801,642	8,791,683
Effect of dilutive stock options	546,795	532,973	487,492	418,759
Effect of dilutive convertible preferred securities	—	—	409,431	2,088,975

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,215,682	9,324,656	17,698,565	11,299,417

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 2 - Net Income Per Share (Continued)

For the three months ended June 30, 2004 net income for determining diluted earnings per share was $1,957 thousand, with no adjustment for the after tax effect of the expense associated with the dilutive convertible preferred securities which were converted or redeemed during the first quarter of 2004. For the three months ended June 30, 2004 and 2003, there were 17,200, and 76,416 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended June 30, 2003 there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,957	$852	$3,643	$1,799
After tax effect of convertible preferred securities	—	—	—	398

Diluted net income	$1,957	$852	$3,643	$2,197

For the six months ended June 30, 2004 net income for determining diluted earnings per share was $3,643 thousand. For the six months ended June 30, 2004 and 2003, there were 17,200, and 104,355 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. These common stock equivalents have been included in the calculation of diluted earnings per share.

Note 3 - Business Combination

On July 30, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with The Community Bank of Pilot Mountain, North Carolina. The acquisition was approved at a special shareholders’ meeting on December 11, 2003 and the transaction occurred effective at 12:01 am on January 12, 2004. The Community Bank shareholders could elect to receive cash, Company stock, or a mixture of cash and stock with an overall consideration mix of approximately 85% stock and 15% cash. As a result of the acquisition, the Company paid approximately $15.3 million for shares exchanged for cash and issued 6,426,532 shares of common stock. The acquisition was accounted for using the purchase method of accounting.

The following table reflects the unaudited pro forma combined results of operations for the six months ended June 30, 2003, assuming the acquisition had occurred at the beginning of fiscal year 2003.

Six Months Ended
June 30, 2003
(Amounts in thousands)
Net interest income	$15,317
Net income	3,728
Net income per share:
Basic	$.24
Diluted	.22

In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2003.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 3 - Business Combination (Continued)

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$62,659
Cash paid for shares	15,257
Fair value of stock options exchanged	349
Transaction costs	878

Total purchase price	$79,143

A summary of the estimated value of The Community Bank assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$6,942
Investment securities available for sale	51,875
Investment securities held to maturity	17,796
Loans receivable, net	172,493
Premises and equipment	5,706
Deferred tax asset	692
Goodwill	50,063
Core deposit intangible	2,177
Other assets	1,543
Deposits	(202,595)
Borrowings	(25,286)
Other liabilities	(3,141)

Net assets acquired	78,265
Transaction costs	878

Total purchase price	$79,143

Note 4 - Stock Compensation Plans

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 4 - Stock Compensation Plans (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,957	$852	$3,643	$1,799
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	241	65	312	160

Pro forma	$1,716	$787	$3,331	$1,639

Basic earnings per share:
As reported	$.11	$.10	$.22	$.20
Pro forma	.10	.09	.20	.19
Diluted earnings per share:
As reported	$.11	$.09	$.21	$.19
Pro forma	.09	.08	.19	.18

Note 5 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	June 30, 2004		December 31, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$205,419	27.76%	$150,312	28.92%
Commercial mortgage loans	306,477	41.41%	186,758	35.93%
Construction loans	76,071	10.28%	71,908	13.84%
Commercial and industrial loans	117,475	15.87%	87,127	16.76%
Loans to individuals	34,632	4.68%	23,641	4.55%

Subtotal	740,074	100.0%	519,746	100.0%

Less: Allowance for loan losses	12,567		7,275

Net loans	$727,507		$512,471

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 5 - Loans (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Balance at beginning of period	$12,125	$6,603	$7,275	$6,342

Provision charged to operations	717	685	1,314	1,225

Charge-offs	(296)	(481)	(623)	(784)
Recoveries	21	9	99	33

Net charge-offs	(275)	(472)	(524)	(751)

Allowance of acquired bank	—	—	4,502	—

Balance at end of period	$12,567	$6,816	$12,567	$6,816

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2004	2003	2003
Nonaccrual loans	$2,536	$769	$1,094
Foreclosed assets	456	272	674

Total	$2,992	$1,041	$1,768

Note 6 - Non-Interest Income and Other Non-Interest Expenses

The major components of non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Service charges and fees on deposit accounts	$815	$373	$1,565	$670
Presold mortgage loan fees	193	426	357	806
Investment brokerage fees	237	336	399	539
SBIC management fees	138	163	276	286
Other	397	126	712	293

	$1,780	$1,424	$3,309	$2,594

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 6 - Non-Interest Income and Other Non-Interest Expenses (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Amounts in thousands)
Postage, printing and office supplies	$235	$126	$419	$199
Advertising and promotions	239	229	319	388
Data processing and other outsourced services	544	298	986	631
Professional services	342	138	759	256
Other	801	624	1,948	1,170

	$2,161	$1,415	$4,431	$2,644

Note 7 - Recent Accounting Pronouncements

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company has no investments in variable interest entities that require consolidation under Interpretation 46. However, the application of Interpretation 46 resulted in the de-consolidation of grantor trusts that issued the trust preferred securities reported in our consolidated financial statements as of December 31, 2003. Effective March 31, 2004, we discontinued the consolidation of the remaining trust and began reporting the junior subordinated debentures that the Company had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective March 31, 2004, are classified as long-term obligations. The impact of this change did not have a material effect on our consolidated financial statements. Except for the accounting treatment, the relationship between the Company and Southern Community Capital Trust II has not changed. Southern Community Capital Trust II continues to be a wholly-owned finance subsidiary of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

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

Executive Summary of Second Quarter

The Company ended the period with total assets of $1.2 billion, an increase of $33.4 million or 2.9% on a linked quarter basis. During the quarter the Company experienced net loan growth of $35.4 million or 5.1% to end the period with net loans of $727.5 million. The increased level of earning assets resulted in net interest income increasing $201,000 from the first quarter 2004 to $8.6 million for the three-month period. The combination of the Company extending out maturities on a portion of its short-term borrowings during the quarter as wholesale funding costs were rising in anticipation of the Federal Reserve raising the targeted Federal funds rate, resulted in our net interest margin compressing 5 basis points to 3.32% from 3.37% for the quarter ended March 31, 2004. While the Company may gain some benefit in the near-term from an increase in the Prime rate, the institution attempts to manage its balance sheet to minimize exposure to interest rate changes.

At quarter-end, The Community Bank subsidiary converted their primary operating system. It is the goal of management to convert Southern Community Bank and Trust to the same operating system in October of this year and merge the two bank subsidiaries into one charter and retain the Southern Community Bank and Trust name.

Financial Condition at June 30, 2004 and December 31, 2003

During the six-month period ending June 30, 2004, total assets increased by $377.9 million, or 47.3%, to $1.2 billion. The acquisition of The Community Bank (Community) accounted for the majority of the asset growth during the period. Community had assets of approximately $259 million prior to acquisition. In addition, intangibles created by purchase accounting created $52.5 million of the asset growth. Southern Community Bank and Trust (Southern) total assets increased $59.0 million during the first six months of 2004. The investment and loan portfolios increased by $7.8 million and $48.3 million, respectively. Asset growth at Southern was supported by wholesale borrowings coupled with strong deposit growth. Deposits increased $11.0 million, or 1.9% during the period, with demand deposits increasing $9.3 million or 17.8%.

At June 30, 2004, loans totaled $740.1 million, an increase of $220.3 million or 42.4% during the six months. The Community loan portfolio accounted for $172.0 million of the loan increase and Southern experienced $48.3 million of loan growth during the period. Commercial mortgage loans, which total $306.5 million or 41.4% of gross loans, continue to comprise the largest segment of the portfolio followed by loans secured by residential mortgages and then the commercial and industrial portfolio which represent 27.8% and 15.9% of gross loans, respectively.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $90.0 million during the six months, to $343.9 million at June 30, 2004 versus $254.0 million at the beginning of the period. Liquid assets at Southern increased $256.1 million with increases in the securities portfolio and federal funds sold. The acquisition of Community’s liquid assets accounted for the remaining $87.8 million increase in consolidated liquid assets.

Customer deposits continue to be our primary funding source. At June 30, 2004, deposits totaled $794.8 million, an increase of $219.6 million or 38.2% from year-end 2003. The addition of Community during the period added $208.2 million of deposits, while Southern experienced $11.0 million or 1.9% deposit growth over the first six months of 2004. Borrowings during the period rose $76.4 million or 45.1% to $246.0 million, $28.2 million of this increase resides on the balance sheet of Community. Our composition of funding shifted during the period with the conversion of $17.3 million trust preferred securities issued by Southern Community Capital Trust I into common stock of the Company. Internal asset growth at Southern was funded by available liquid assets coupled with increases in wholesale borrowings and deposits. We utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network continues to grow and mature, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost. On a consolidated basis, demand deposits increased $37.5 million from year-end and totaled $89.4 million as of June 30,

2004 comprising 11.2% of total deposits, an increase from $51.9 million or 9.0% of total deposits at December 31, 2003. Community accounted for $28.8 million of the increase, while Southern increased demand deposits 16.8% to $60.6 million.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2004, our stockholders’ equity totaled $129.1 million, an increase of $78.2 million from the December 31, 2003 balance. The increase is primarily the result of 6.4 million common shares issued in the Community transaction and 2.1 million shares issued in the conversion of Trust I Securities, which increased equity by $62.7 million and $17.0 million, respectively. Retained earnings have increased during the period by $1.7 million which represents the residual of year-to-date net income less the Company’s first cash dividend paid on common shares outstanding on March 15, 2004 of $1.9 million.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Net Income. Our net income for the three months ended June 30, 2004 was $2.0 million, an increase of $1.1 million from the same three-month period in 2003. Net income per share was $.11 basic and $.11 diluted for the three months ended June 30, 2004, as compared with $.10 basic and $.09 diluted for the same period in 2003. With strong internal growth at Southern and the addition of Community, our level of average earning assets has increased $415.4 million or 66.1% to $1.0 billion from $628.2 million for the second quarter 2003. Our interest rate spread and net yield on average interest-earning assets increased 10 basis points and 1 basis point, respectively. Our net interest income grew 66.9%, from $5.2 million for the three-month period ending June 2003 to $8.6 million for the current quarter. Net income was also supported by a $356,000 or 25.0% increase in non-interest income. These improvements were partially offset by a 46.1% increase in non-interest expenses. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business, as well as Community’s operations. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended June 30, 2004, our net interest income increased by $3.5 million or 66.9% over the second quarter 2003 results to $8.6 million. Net interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. Due to strong loan demand at Southern and the addition of Community, our level of average earning assets has increased $415.4 million or 66.1% to $1.0 billion from $628.2 million for the second quarter 2003. Community contributed $254.5 million of average earning assets during the second quarter, $175.4 million of loans and $78.7 million of investment securities. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans. At the end of June 2003, the Federal Reserve reduced the targeted Federal funds rate by 25 basis points to 1.00% causing an equal reduction in the prime rate. In addition, issuers of higher coupon bonds exercised their call options, reducing the overall yield on the investment portfolio. However, the strong yield on Community’s loan portfolio coupled with rate floors on variable rate loans and lower funding costs, in part due to the conversion of Trust I Securities, resulted in a 1 basis point of margin improvement when comparing the results for the second quarters of 2004 and 2003. Our average yields on total interest-earning assets for the same periods decreased by 56 basis points from 5.62% to 5.06%. Despite the redemption of the Trust I Securities in the first quarter of 2004, our average total interest-bearing liabilities increased by $356.6 million, or 62.4% with the addition of Community, funding the internal growth at Southern, and the November 2003 issuance of $34.5 million, 7.95% fixed rate trust preferred securities, through Southern Community Capital Trust II. Average interest-bearing liabilities for the three-month period ending June 30, 2004 for Community were $208.0 million or 22.4% of consolidated average interest-bearing liabilities. Our average cost of total interest-bearing liabilities decreased 60 basis points from 2.55% to 1.95%. For the three months ended June 30, 2004, our net interest spread was 3.10% and our net interest margin was 3.32%. For the three months ended June 30, 2003, our net interest spread was 3.07% and our net interest margin was 3.31%.

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

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$717,871	$10,198	5.70%	$455,214	$6,718	5.92%
Investment securities:
Available for sale	239,658	2,199	3.68%	125,225	1,557	4.99%
Held to maturity	80,651	742	3.69%	45,282	515	4.56%
Federal funds sold	5,414	15	1.11%	2,428	11	1.82%

Total interest-earning assets	1,043,594	13,154	5.06%	628,149	8,801	5.62%

Other assets	112,232			38,597

Total assets	$1,155,826			$666,746

Interest-bearing liabilities:
Deposits:
NOW, money market and savings deposits	$239,666	390	0.65%	$125,340	295	0.94%
Time deposits of $100,000 or more	201,049	1,222	2.44%	127,849	1,073	3.37%
Other time deposits	267,199	1,321	1.98%	181,521	1,085	2.40%
Short-term borrowings	56,540	261	1.85%	26,789	95	1.42%
Long-term debt	163,036	1,319	3.24%	109,382	1,077	3.95%

Total interest-bearing liabilities	927,490	4,513	1.95%	570,882	3,625	2.55%

Non-interest-bearing deposits	88,810			43,303
Other liabilities	8,491			3,962
Stockholders’ equity	131,035			48,599

Total liabilities and stockholders’ equity	$1,155,826			$666,746

Net interest income and interest rate spread		$8,641	3.10%		$5,176	3.07%

Net yield on average interest-earning assets			3.32%			3.31%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.52%			110.03%

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2004 was $717,000 representing an increase of $32,000 from the $685,000 provision we made for the three months ended June 30, 2003. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended June 30, 2004 net loan charge-offs totaled $275,000, down from $472,000 of net charge-offs during the three months ended June 30, 2003. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was ..16% and .41% for the three months ended June 30, 2004 and 2003, respectively. The dollar amount of non-performing assets increased to $3.0 million from $1.0 million at December 31, 2003 and $1.8 million at June 30, 2003, and as a percentage of total assets the ratio increased slightly from 0.24% of total assets at June 2003 to 0.25% at June 2004. The allowance for loan losses at June 30, 2004 represented 1.70% of loans outstanding, compared with 1.40% at December 31, 2003 and 1.45% at June 30, 2003. During the first quarter of 2004 the Community acquisition was consummated and the Company’s loan loss reserving methodologies were applied to the acquired loan portfolio to establish an appropriate allowance for those loans. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2004, non-interest income increased by $356,000 or 25.0% to $1.8 million from $1.4 million for the same period in the prior year. The increase for the three months ended June 30, 2004 was due solely to the addition of Community, which contributed $463,000 to consolidated non-interest income. Fees generated from mortgage originations during 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, despite the addition of Community, mortgage fees have dropped from $426,000 for the second quarter 2003 to $193,000 for the three months ending June 30, 2004. Baring another decline in interest rates we anticipate similar fee income from mortgage originations in the near term. The Company experienced a $442 million or 118.5% increase in service charges and fees on deposit accounts as a result of deposit growth and the Community acquisition. We expect a continued positive trend, however not to this same degree, in the future as we grow our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended June 30, 2004, our non-interest expense increased $2.1 million or 46.1% over the same period in 2003. Non-interest expenses during the second quarter of 2004 at Community totaled $1.6 million. On a consolidated basis, salaries and employee benefit expense increased $1.1 million or 46.1%. While Community comprises 72.4% of this increase, the residual increase reflects the addition of personnel in Southern’s new banking offices as well as additions of personnel to expand our business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $264,000, or 34.0%. Other expenses increased $746,000 or 52.7% reflecting the impact of outsourcing the servicing of our consumer finance loan portfolio which occurred in October of 2003, as well as increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our strong asset growth, for the three months ended June 30, 2004, on an annualized basis, our ratio of non-interest expenses to average total assets decreased to 2.33% as compared with 2.83% for the same three months in 2003.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.3% and 35.0%, respectively, for the three months ended June 30, 2004 and 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Net Income. Our net income for the six months ended June 30, 2004 was $3.6 million, an increase of $1.8 million from the same six-month period in 2003. Net income per share was $.22 basic and $.21 diluted for the six months ended June 30, 2004, as compared with $.20 basic and $.19 diluted for the same period in 2003. With strong internal growth at Southern and the addition of Community, our level of average earning assets has increased $432.6 million or 72.5% to $1.0 billion from $596.7 million for the first six months of 2003. Our interest rate spread and net yield on average interest-earning assets decreased 2 basis points and 4 basis points, respectively. Our net interest income grew 70.4%, from $10.0 million for the six-month period ending June 2003 to $17.1 million for the current period. Net income was also supported by a $715,000 or 27.6% increase in non-interest income. These improvements were partially offset by a 56.3% increase in non-interest expenses. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business, as well as Community’s operations. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the six months ended June 30, 2004, our net interest income increased by $7.1 million or 70.4% over $10.0 million for the same six-month period in 2003. Net interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields caused by the decline in interest rates from period to period. Due to strong loan demand at Southern and the addition of Community, our level of average earning assets has increased $432.6 million or 72.5% to $1.0 billion from $596.7 million for the six-month period ending June 30, 2003. Community contributed $254.8 million of average earning assets during the period, $177.3 million of loans and $77.3 million of investment securities. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans. At the end of June 2003, the Federal Reserve reduced the targeted Federal funds rate by 25 basis points to 1.00% causing an equal reduction in the prime rate. In addition, issuers of higher coupon bonds exercised their call options, reducing the overall yield on the investment portfolio. However, the strong yield on Community’s loan portfolio coupled with rate floors on variable rate loans and lower funding costs, in part due to the conversion of Trust I Securities, resulted in only minor margin compression of 4 basis points when comparing the results for the first six months of 2004 and 2003. Our average yields on total interest-earning assets for the same periods decreased by 71 basis points from 5.80% to 5.09%. Despite the redemption of the Trust I Securities in the first quarter of 2004, our average total interest-bearing liabilities increased by $372.2 million, or 68.8% with the addition of Community, funding the internal growth at Southern, and the November 2003 issuance of $34.5 million, 7.95% fixed rate trust preferred securities, through Southern Community Capital Trust II. Average interest-bearing liabilities for the six-month period ending June 30, 2004 for Community were $207.3 million or 22.7% of consolidated average interest-bearing liabilities. Our average cost of total interest-bearing liabilities decreased 69 basis points from 2.66% to 1.97%. For the six months ended June 30, 2004, our net interest spread was 3.12% and our net interest margin was 3.35%. For the six months ended June 30, 2003, our net interest spread was 3.14% and our net interest margin was 3.39%.

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

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$709,446	$20,046	5.70%	$442,623	$13,179	6.00%
Investment securities:
Available for sale	235,742	4,428	3.79%	107,565	2,849	5.34%
Held to maturity	79,210	1,504	3.38%	43,279	1,118	5.21%
Federal funds sold	4,992	25	1.01%	3,278	25	1.54%

Total interest-earning assets	1,029,390	26,003	5.09%	596,745	17,171	5.80%

Other assets	107,390			37,443

Total assets	$1,136,780			$634,188

Interest-bearing liabilities:
Deposits:
NOW, money market and savings deposits	$237,251	944	0.80%	$117,941	506	0.87%
Time deposits of $100,000 or more	217,642	2,374	2.20%	130,820	2,100	3.24%
Other time deposits	246,931	2,612	2.13%	173,801	2,322	2.69%
Short-term borrowings	60,440	626	2.09%	17,540	125	1.44%
Long-term debt	151,148	2,366	3.16%	101,125	2,096	4.18%

Total interest-bearing liabilities	913,412	8,922	1.97%	541,227	7,149	2.66%

Non-interest-bearing deposits	85,568			41,026
Other liabilities	11,301			3,631
Stockholders’ equity	126,499			48,304

Total liabilities and stockholders’ equity	$1,136,780			$634,188

Net interest income and interest rate spread		$17,081	3.12%		$10,022	3.14%

Net yield on average interest-earning assets			3.35%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.70%			110.26%

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2004 was $1.3 million representing an increase of $89,000 from the $1.2 million provision we made for the six months ended June 30, 2003. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the six months ended June 30, 2004 net loan charge-offs totaled $524,000, down from $751,000 of net charge-offs during the six months ended June 30, 2003. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .15% and .34% for the six months ended June 30, 2004 and 2003, respectively. The dollar amount of non-performing assets increased to $3.0 million from $1.0 million at December 31, 2003 and $1.8 million at June 30, 2003, and as a percentage of total assets the ratio increased slightly from 0.24% of total assets at June 2003 to 0.25% at June 2004. The allowance for loan losses at June 30, 2004 represented 1.70% of loans outstanding, compared with 1.40% at December 31, 2003 and 1.45% at June 30, 2003. During the first quarter of 2004 the Community acquisition was consummated and the Company’s loan loss reserving methodologies were applied to the acquired loan portfolio to establish an appropriate allowance for those loans. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the six months ended June 30, 2004, non-interest income increased by $715,000 or 27.6% to $3.3 million from $2.6 million for the same period in the prior year. The increase for the six months ended June 30, 2004 was due solely to the addition of Community, which contributed $1.0 million to consolidated non-interest income. Fees generated from mortgage originations during 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, despite the addition of Community, mortgage fees have dropped from $806,000 for the first six months of 2003 to $357,000 for the six months ending June 30, 2004. Baring another decline in interest rates we anticipate similar fee income from mortgage originations in the near term. The Company experienced an $895,000 or 133.6% increase in service charges and fees on deposit accounts as a result of deposit growth and the Community acquisition. We expect a continued positive trend, however not to this same degree, in the future as we grow our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2004, our non-interest expense increased $4.9 million or 56.3% over the same period in 2003. Non-interest expenses during the first six months of 2004 at Community totaled $2.9 million. On a consolidated basis, salaries and employee benefit expense increased $2.5 million or 54.6%. While Community comprises 72.6% of this increase, the residual increase reflects the addition of personnel in Southern’s new banking offices as well as additions of personnel to expand our business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $601,000, or 41.0%. Other expenses increased $1.8 million or 67.6% reflecting the impact of outsourcing the servicing of our consumer finance loan portfolio as well as increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our strong asset growth, for the six months ended June 30, 2004, on an annualized basis, our ratio of non-interest expenses to average total assets decreased to 2.37% as compared with 2.72% for the same six months in 2003.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.0% for the six months ended June 30, 2004 and 2003.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $319.5 million at June 30, 2004, an increase of $88.4 million from $231.0 million at December 31, 2003. Community added $76.7 million of the increase, while Southern generated an increase of $11.7 million. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $43.2 million and $125.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $268.2 million from the Federal Home Loan Bank of Atlanta, with $147.9 million outstanding at June 30, 2004 and the ability to borrow up to $160.7 million from the Federal Reserve Bank of Richmond, with no outstanding balances at June 30, 2004. At June 30, 2004, our outstanding commitments to extend credit consisted of loan commitments of $81.4 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $68.0 million, $51.9 million and $8.7 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eight-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 59.2% of our total deposits at June 30, 2004, and 60.0% at December 31, 2003. Time deposits of $100,000 or more totaled $242.9 million or 30.6% of total deposits. The banks also utilize brokered and out-of-market deposits, which amounted to $166.7 million at June 30, 2004. Large time deposits are generally considered rate sensitive; however, we believe a portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At June 30, 2004, our Tier I capital to average quarterly asset ratio was 10.3%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2004 was 13.3%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

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

Item 4. Controls and Procedures

As of the end of the period covered by the report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Community underwent a conversion of their core operating system in June of 2004, which was considered very successful based on reviews and tests performed to ensure customer and financial data were accurately converted. The Company’s management believes the disclosure controls and procedures at Community are effective, based on the results of past examinations, reviews, and audits as no significant changes have been made in those controls and procedures.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 13, 2004. Of 17,610,132 shares entitled to vote at the meeting, 13,510,069 shares voted. The following matters were voted on at the meeting:

Proposal 1:	Shareholders elected Don G. Angell, James O. Frye and H. Lee Merritt, Jr. to serve one-year term expiring at the annual meeting in 2005, Edward T. Brown to serve a two-year term expiring at the annual meeting in 2006, and Zack W. Blackmon, Sr., Charles R. Bokesch, Matthew G. Gallins and William G. Ward, Sr., M.D. to serve three-year term expiring at the annual meeting in 2007, or until their successors are elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld	Abstain
Don G. Angell	13,464,634	—	45,435
James O. Frye	13,473,411	—	36,658
H. Lee Merritt, Jr.	13,466,898	—	43,171
Edward T. Brown	13,465,192	—	44,877
Zack W. Blackmon, Sr.	13,467,687	—	42,382
Charles R. Bokesch, M.D.	13,461,776	—	48,293
Matthew G. Gallins	13,475,339	—	34,730
William G. Ward, Sr., M.D.	13,480,016	—	30,053

The following directors continue in office after the meeting: Don G. Angell, F. Scott Bauer, Zack W. Blackmon, Sr., Dr. Charles R. Bokesch, Edward T. Brown, James G. Chrysson, James O. Frye, Matthew G. Gallins, H. Lee Merritt, Jr., Billy D. Prim, Durward A. Smith, Jr., Dr. William G. Ward, Sr.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 29, 2004, the Company filed a form 8-K with the SEC reporting financial results for the three months ended March 31, 2004.

On May 19, 2004, the Company filed a form 8-K with the SEC reporting election results from the Annual Meeting of Shareholders.

On May 26, 2004, the Company filed a form 8-K with the SEC announcing that Lynn L. Lane was appointed to the Board of Directors effective May 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 13, 2004	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman, President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Richard M. Cobb

Richard M. Cobb
Executive Vice President, Chief Operating Officer
and Chief Financial Officer