Form 10-Q
period 2004-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2004-11-15
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, (the most recent practicable date), the registrant had outstanding 17,808,669 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31,
	(Unaudited)	2003*
	(Amounts in thousands)
Assets
Cash and due from banks	$19,544	$22,929
Federal funds sold	1,231	271
Investment securities:
Available for sale, at fair value	235,277	168,500
Held to maturity, at amortized cost	66,459	62,257
Loans	777,368	519,746
Allowance for loan losses	(12,629)	(7,275)

Net Loans	764,739	512,471
Premises and equipment	26,755	17,337
Goodwill	50,351	—
Other assets	31,104	14,737

Total Assets	$1,195,460	$798,502

Liabilities and Stockholders’ Equity
Deposits
Demand	$75,903	$51,868
Money market, savings and NOW	236,333	179,076
Savings	14,073	—
Time	512,584	344,274

Total Deposits	838,893	575,218
Short-term borrowings	53,933	51,900
Long-term debt	158,624	117,627
Other liabilities	9,228	2,866

Total Liabilities	1,060,678	747,611

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,808,669 and 8,986,796 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	125,128	44,377
Retained earnings	9,340	5,493
Accumulated other comprehensive income	314	1,021

Total Stockholders’ Equity	134,782	50,891

Total Liabilities and Stockholders’ Equity	$1,195,460	$798,502

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Interest Income
Loans	$11,018	$6,998	$31,064	$20,177
Investment securities available for sale	2,546	1,646	6,974	4,495
Investment securities held to maturity	335	685	1,839	1,804
Federal funds sold	10	9	35	33

Total Interest Income	13,909	9,338	39,912	26,509

Interest Expense
Money market, savings and NOW deposits	442	369	1,386	875
Time deposits	2,966	2,022	7,952	6,444
Federal funds purchased and borrowings	1,653	1,266	4,645	3,487

Total Interest Expense	5,061	3,657	13,983	10,806

Net Interest Income	8,848	5,681	25,929	15,703
Provision for Loan Losses (Note 5)	575	465	1,889	1,690

Net Interest Income After Provision for Loan Losses	8,273	5,216	24,040	14,013

Non-Interest Income (Note 6)	1,848	1,257	5,157	3,851

Non-Interest Expense
Salaries and employee benefits	3,473	2,549	10,452	7,062
Occupancy and equipment	1,068	793	3,135	2,259
Other (Note 6)	2,355	1,550	6,786	4,194

Total Non-Interest Expense	6,896	4,892	20,373	13,515

Income Before Income Taxes	3,225	1,581	8,824	4,349
Income Tax Expense	1,119	553	3,075	1,522

Net Income	$2,106	$1,028	$5,749	$2,827

Net Income Per Share (Note 2)
Basic	$.12	$.12	$.34	$.32
Diluted	.12	.11	.32	.31

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Amounts in thousands)
Net income	$2,106	$1,028	$5,749	$2,827

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	4,922	(1,670)	(658)	(1,921)
Tax effect	(1,853)	643	251	740

Net of tax amount	3,069	(1,027)	(407)	(1,181)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	—	(8)	(111)	(196)
Tax effect	—	3	43	95
Reclassification of gains recognized in net income	(110)	(137)	(372)	(267)
Tax effect	39	52	140	101

Net of tax amount	(71)	(90)	(300)	(267)

Total other comprehensive income (loss)	2,998	(1,117)	(707)	(1,448)

Comprehensive income (loss)	$5,104	$(89)	$5,042	$1,379

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity
	(Amounts in thousands, except share and per share data)
Balance at December 31, 2003	8,986,796	$44,377	$5,493	$1,021	$50,891
Net income	—	—	5,749	—	5,749
Other comprehensive loss, net of tax	—	—	—	(707)	(707)
Common stock issued pursuant to:
Stock options exercised	335,495	1,563	—	—	1,563
Current income tax benefit	—	392	—	—	392
Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788
Shares issued in connection with business combination	6,426,532	62,659	—	—	62,659
Fair value of stock options issued in connection with business combination	—	349	—	—	349
Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at September 30, 2004	17,808,669	$125,128	$9,340	$314	$134,782

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$5,749	$2,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,415	1,362
Provision for loan losses	1,889	1,690
Net increase in cash surrender value of life insurance	(268)	(108)
Realized loss on disposal of equipment	57	38
Realized (gain) loss on sale of foreclosed assets	(58)	49
Changes in assets and liabilities:
Increase in other assets	(4,567)	(837)
Increase in other liabilities	3,221	1,497

Net Cash Provided by Operating Activities	9,438	6,518

Cash Flows from Investing Activities
Increase in federal funds sold Purchases of:	(960)	(8,352)
Available-for-sale investment securities	(113,146)	(84,431)
Held-to-maturity investment securities	(2,245)	(59,469)
Proceeds from maturities and calls of:
Available-for-sale investment securities	96,203	39,589
Held-to-maturity investment securities	15,624	46,925
Net increase in loans	(83,384)	(76,964)
Proceeds from unwinding of cash flow hedge	—	951
Purchases of premises and equipment	(5,784)	(3,273)
Proceeds from disposal of premises and equipment	—	13
Proceeds from sale of foreclosed assets	1,322	684
Purchase of bank-owned life insurance	(7,000)	—
Net cash used in business combinations	(8,761)	—

Net Cash Used by Investing Activities	(108,131)	(144,327)

Cash Flows from Financing Activities
Net increase in deposits	61,004	94,666
Net increase in short-term borrowings	(15,347)	4,820
Net increase in FHLB advances	49,990	40,949
Net proceeds from issuance of common stock	1,563	313
Cash dividends paid	(1,902)	—

Net Cash Provided by Financing Activities	95,308	140,748

Net Increase in Cash and Due From Banks	(3,385)	2,939
Cash and Due From Banks, Beginning of Year	22,929	16,632

Cash and Due From Banks, End of Period	$19,544	$19,571

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Business Combinations:
Investment securities available for sale	$(51,859)	$—
Investment securities held to maturity	(17,796)	—
Loans receivable, net	(172,493)	—
Premises and equipment	(5,730)	—
Deferred tax asset	(692)	—
Goodwill	(50,351)	—
Core deposit intangible	(2,177)	—
Other assets	(1,693)	—
Deposits	202,595	—
Borrowings	25,286	—
Other liabilities	3,141	—
Fair value of stock options exchanged	349	—
Issuance of common stock	62,659	—

Net cash disbursed in business combinations	$(8,761)	$—

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiaries, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company, and The Community Bank of Pilot Mountain, North Carolina, which was acquired on January 12, 2004. On October 18, 2004, the two bank subsidiaries were merged into one charter retaining the Southern Community Bank and Trust name. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting periods. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Southern Community Financial Corporation (the “Company”), accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 — Net Income Per Share

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

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	17,769,694	8,822,564	17,126,681	8,802,090
Effect of dilutive stock options	438,671	597,450	519,457	310,457
Effect of dilutive convertible preferred securities	—	2,088,975	204,716	2,088,975

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,208,365	11,508,989	17,850,854	11,201,522

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 2 — Net Income Per Share (Continued)

For the three months ended September 30, 2004 net income for determining diluted earnings per share was $2,106 thousand, with no adjustment for the after tax effect of the expense associated with the dilutive convertible preferred securities which were converted or redeemed during the first quarter of 2004. For the three months ended September 30, 2004 and 2003, there were 288,758 and 241,837 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2004	2003	2004	2003
Net income	$2,106	$1,028	$5,749	$2,827
After tax effect of convertible preferred securities	—	198	—	596

Diluted net income	$2,106	$1,226	$5,749	$3,423

For the nine months ended September 30, 2004 net income for determining diluted earnings per share was $5,749 thousand. For the nine months ended September 30, 2004 and 2003, there were 190,225, and 104,355 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

Note 3 — Business Combinations

On July 30, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with The Community Bank of Pilot Mountain, North Carolina. The acquisition was approved at a special shareholders’ meeting on December 11, 2003 and the transaction occurred effective at 12:01 am on January 12, 2004. The Community Bank shareholders could elect to receive cash, Company stock, or a combination of cash and stock with an overall consideration mix of approximately 85% stock and 15% cash. As a result of the acquisition, the Company paid approximately $15.3 million for shares exchanged for cash and issued 6,426,532 shares of common stock. The acquisition was accounted for using the purchase method of accounting.

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2003, assuming the acquisition had occurred at the beginning of fiscal year 2003.

Nine Months Ended
September 30, 2003
(Amounts in thousands)
Net interest income	$23,897
Net income	5,991
Net income per share:
Basic	$.39
Diluted	.35

In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2003. Pro forma results for the nine months ended September 30, 2004, are not materially different from the actual results reported due to the acquisition occurring near the beginning of the period.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 3 — Business Combinations (Continued)

A summary of the total purchase price of The Community Bank transaction is as follows:

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

At the end of August 2004, Southern Community Bank and Trust acquired two residential mortgage offices from Davidson Mortgage, one in Cornelius, North Carolina and the other located in Lexington, South Carolina.

A summary of the total purchase price of the Davidson Mortgage transaction is as follows:

(In thousands)
Cash paid	$388
Transaction costs	74

Total purchase price	$462

A summary of the estimated value of the Davidson Mortgage assets acquired and liabilities assumed is as follows (in thousands):

Premises and equipment	$24
Goodwill	288
Other identifiable intangible	150

Net assets acquired	$462

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Stock Compensation Plans

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Stock Compensation Plans (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$2,106	$1,028	$5,749	$2,827
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	243	67	555	227

Pro forma	$1,863	$961	$5,194	$2,600

Basic earnings per share:
As reported	$.12	$.12	$.34	$.32
Pro forma	.11	.11	.30	.30
Diluted earnings per share:
As reported	$.12	$.11	$.32	$.31
Pro forma	.10	.10	.29	.29

Note 5 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	September 30, 2004		December 31, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$238,561	30.69%	$150,312	28.92%
Commercial mortgage loans	290,235	37.33%	186,758	35.93%
Construction loans	95,277	12.26%	71,908	13.84%
Commercial and industrial loans	119,401	15.36%	87,127	16.76%
Loans to individuals	33,894	4.36%	23,641	4.55%

Subtotal	777,368	100.0%	519,746	100.0%

Less: Allowance for loan losses	12,629		7,275

Net loans	$764,739		$512,471

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 5 — Loans (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Balance at beginning of period	$12,567	$6,816	$7,275	$6,342

Provision charged to operations	575	465	1,889	1,690

Charge-offs	(542)	(349)	(1,165)	(1,133)
Recoveries	29	16	128	49

Net charge-offs	(513)	(333)	(1,037)	(1,084)

Allowance of acquired bank	—	—	4,502	—

Balance at end of period	$12,629	$6,948	$12,629	$6,948

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2004	2003	2003
Nonaccrual loans	$1,942	$769	$1,201
Foreclosed assets	1,030	272	662

Total	$2,972	$1,041	$1,863

Note 6 — Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Service charges and fees on deposit accounts	$828	$399	$2,393	$1,069
Presold mortgage loan origination fees	198	345	555	1,151
Investment brokerage fees	205	230	604	770
SBIC management fees	138	138	414	424
Other	479	145	1,191	437

	$1,848	$1,257	$5,157	$3,851

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

Note 6 — Non-Interest Income and Other Non-Interest Expense (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$190	$113	$609	$312
Advertising and promotions	275	235	594	624
Data processing and other outsourced services	457	367	1,443	998
Professional services	344	90	1,103	346
Other	1,089	745	3,037	1,914

	$2,355	$1,550	$6,786	$4,194

Note 7 — Recent Accounting Pronouncements

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

Note 8 – Subsequent Events

The Community Bank held an investment in Sidus Financial, LLC (Sidus), a mortgage banking company that serves community bank and mortgage broker customers. On October 4, 2004, Sidus was sold for a combination of cash, stock and future consideration if certain performance targets are met. As a result of this transaction, the Company has realized a pre-tax gain of $293,000.

On October 18, 2004, Southern Community Bank and Trust merged the two bank subsidiaries into one charter retaining the Southern Community Bank and Trust name, converted our core operating system and began in-house core processing for the consolidated bank.

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

Executive Summary of Third Quarter

The Company ended the period with total assets of $1.2 billion, an increase of $19.0 million or 1.6% on a linked quarter basis. During the quarter the Company experienced net loan growth of $37.2 million or 5.1% to end the period with net loans of $764.7 million. The increased level of earning assets resulted in net interest income increasing $207,000 from the second quarter 2004 to $8.8 million for the three-month period. However, growth in average interest-bearing liabilities during the third quarter of 2004 exceeded that of interest earning assets. This, coupled with an increase in rates paid on deposits accounts in response to recent increases in the targeted Federal funds rate, resulted in our net interest margin compressing 4 basis points to 3.28% from 3.32% for the quarter ended June 30, 2004. While the Company may gain some benefit in the near-term from an increase in the Prime rate, the institution attempts to manage its balance sheet to minimize exposure to interest rate changes.

In the later part of June 2004, The Community Bank subsidiary converted its primary operating system. In October 2004, Southern Community Bank and Trust also converted to this same operating system and the two bank subsidiaries were merged into one charter retaining the Southern Community Bank and Trust name and began in-house core processing for the consolidated bank.

At the end of August 2004, Southern Community Bank and Trust acquired two residential mortgage origination offices from Davidson Mortgage, one in Cornelius, North Carolina and the other located in Lexington, South Carolina.

In the Company’s third quarter earnings press release dated October 27, 2004, management reported diluted earnings per share for the nine months ended September 30, 2004 of $0.33. We have revised that previously calculated figure and diluted earnings per share for the nine months ended September 30, 2004 is $0.32.

Financial Condition at September 30, 2004 and December 31, 2003

During the nine-month period ending September 30, 2004, total assets increased by $397.0 million, or 49.7%, to $1.2 billion. The acquisition of The Community Bank (Community) accounted for the majority of the asset growth during the period. Community had assets of approximately $259 million prior to acquisition. In addition, intangibles created by purchase accounting created $52.5 million of the asset growth. Southern Community Bank and Trust (Southern) total assets increased $86.5 million during the first nine months of 2004. The loan portfolio increased by $86.9 million in the first nine months of 2004. Asset growth at Southern was supported by wholesale borrowings coupled with strong deposit growth. Deposits increased $65.7 million, or 11.4% during the period, with demand deposits increasing $9.6 million or 18.4%.

At September 30, 2004, gross loans totaled $777.4 million, an increase of $257.6 million or 49.6% during the nine months. The Community loan portfolio accounted for $170.7 million of the loan increase and Southern experienced $86.9 million of loan growth during the period. Commercial mortgage loans, which total $290.2 million or 37.3% of gross loans, continue to comprise the largest segment of the portfolio followed by loans secured by residential mortgages and then the commercial and industrial portfolio which represent 30.7% and 15.4% of gross loans, respectively.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $68.6 million during the nine months, to $322.5 million at September 30, 2004 versus $254.0 million at the beginning of the period.

Customer deposits continue to be our primary funding source. At September 30, 2004, deposits totaled $838.9 million, an increase of $263.7 million or 45.8% from year-end 2003. The addition of Community during the period added $213.9 million of deposits, while Southern experienced $49.8 million or 8.6% deposit growth over the first nine months of 2004. Borrowings during the period rose $43.0 million or 25.4% to $212.6 million, $13.8 million of this increase resides on the balance sheet of Community. Our composition of funding shifted during the period with the conversion of $17.3 million trust preferred securities issued by Southern Community Capital Trust I into common stock of the Company. Internal asset growth at Southern was funded by available liquid assets coupled with increases in wholesale borrowings and deposits. We utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network continues to grow and mature, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost. On a consolidated basis, demand deposits increased $24.0 million from year-end and totaled $75.9 million as of September 30, 2004 comprising 9.1% of total deposits, an increase from $51.9 million or 9.0% of total deposits at December 31, 2003. Community accounted for $30.3 million of the increase.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2004, our stockholders’ equity totaled $134.8 million, an increase of $83.9 million from the December 31, 2003 balance. The increase is primarily the result of 6.4 million common shares issued in the Community transaction and 2.1 million shares issued in the conversion of Trust I Securities, which increased equity by $62.7 million and $17.0 million, respectively. Retained earnings have increased during the period by $3.8 million which represents the residual of year-to-date net income less the Company’s first cash dividend paid on common shares outstanding on March 15, 2004 of $1.9 million.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net Income. Our net income for the three months ended September 30, 2004 was $2.1 million, an increase of $1.1 million from the same three-month period in 2003. Net income per share was $.12 basic and $.12 diluted for the three months ended September 30, 2004, as compared with $.12 basic and $.11 diluted for the same period in 2003. With strong internal growth at Southern and the addition of Community, our level of average earning assets has increased $369.0 million or 52.6% to $1.1 billion from $701.3 million for the third quarter 2003. Our interest rate spread and net yield on average interest-earning assets increased 4 basis points and 7 basis points, respectively. Our net interest income grew 55.8%, from $5.7 million for the three-month period ending September 2003 to $8.8 million for the current quarter. Net income was also supported by a $591,000 or 47.0% increase in non-interest income. These improvements were partially offset by a 41.0% increase in non-interest expense. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business, as well as Community’s operations. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the three months ended September 30, 2004, our net interest income increased by $3.2 million or 55.8% over the third quarter 2003 results to $8.8 million. Net interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities which offset lower asset yields on our investment portfolio as higher yielding securities have matured or been called and replaced in a lower market environment. Due to strong loan demand at Southern and the addition of Community, our level of average earning assets has increased $369.0 million or 52.6% to $1.1 billion from $701.3 million for the third quarter 2003. Community contributed $246.0 million of average earning assets during the third quarter, $170.9 million of loans and $75.1 million of investments. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. The Federal Reserve has increased the targeted Federal funds rate by 75 basis points to 1.75% causing an equal increase in the prime rate since June 2004. Despite issuers of higher coupon bonds exercising their call options, reducing the yield on the securities portfolio, the Company overall has benefited from strong yields on Community’s loan portfolio coupled with rate floors on variable rate loans and lower funding costs, in part due to the conversion of Trust I Securities. This combination of factors resulted in 7 basis points of margin improvement when comparing the results for the third quarters of 2004 and 2003. Our average yields on total interest-earning assets for the same periods decreased by 12 basis points from 5.28% to 5.16%. Despite the redemption of the Trust I Securities in the first quarter of 2004, our average total interest-bearing liabilities increased by $317.6 million, or 49.3% with the addition of Community, funding the internal growth at Southern, and the November 2003 issuance of $34.5 million, 7.95% fixed rate trust preferred securities, through Southern Community Capital Trust II. Average interest-bearing liabilities for the three-month period ending September 30, 2004 for Community were $198.7 million or 20.7% of consolidated average interest-bearing liabilities. Our average cost of total interest-bearing liabilities decreased 16 basis points from 2.25% to 2.09%. For the three months ended September 30, 2004, our net interest spread was 3.07% and our net interest margin was 3.28%. For the three months ended September 30, 2003, our net interest spread was 3.03% and our net interest margin was 3.21%.

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

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$760,488	$11,018	5.75%	$489,226	$6,998	5.67%
Investment securities:
Available for sale	250,520	2,546	4.03%	126,188	1,646	5.18%
Held to maturity	57,100	335	2.33%	83,588	685	3.26%
Federal funds sold	2,217	10	1.79%	2,320	9	1.37%

Total interest-earning assets	1,070,325	13,909	5.16%	701,322	9,338	5.28%

Other assets	113,432			44,022

Total assets	$1,183,757			$745,344

Interest-bearing liabilities:
Deposits:
NOW, money market and savings deposits	$244,432	442	0.72%	$149,241	369	0.98%
Time deposits of $100,000 or more	300,055	2,319	3.07%	157,945	1,068	2.68%
Other time deposits	196,631	647	1.31%	161,329	954	2.35%
Short -term borrowings	86,360	330	1.52%	37,469	118	1.24%
Long -term debt	133,934	1,323	3.92%	137,861	1,148	3.33%

Total interest-bearing liabilities	961,412	5,061	2.09%	643,845	3,657	2.25%

Non -interest-bearing deposits	81,405			47,053
Other liabilities	7,109			5,038
Stockholders’ equity	133,831			49,408

Total liabilities and stockholders’ equity	$1,183,757			$745,344

Net interest income and interest rate spread		$8,848	3.07%		$5,681	3.03%

Net yield on average interest-earning assets			3.28%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.33%			108.93%

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2004 was $575,000 representing an increase of $110,000 from the $465,000 provision we made for the three months ended September 30, 2003. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended September 30, 2004 net loan charge-offs totaled $513,000, an increase from $333,000 of net charge-offs during the three months ended September 30, 2003. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .27% for the three months ended September 30, 2004 and 2003. The dollar amount of non-performing assets increased to $3.0 million from $1.0 million at December 31, 2003 and $1.9 million at September 30, 2003, and as a percentage of total assets the ratio was unchanged at 0.25% of total assets at September 2003 and September 2004. The allowance for loan losses at September 30, 2004 represented 1.62% of loans outstanding, compared with 1.40% at December 31, 2003 and September 30, 2003. During the first quarter of 2004 the Community acquisition was consummated and the Company’s loan loss reserving methodologies were applied to the acquired loan portfolio to establish an appropriate allowance for those loans. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended September 30, 2004, non-interest income increased by $591,000 or 47.0% to $1.8 million from $1.3 million for the same period in the prior year. The increase for the three months ended September 30, 2004 was due solely to the addition of Community, which contributed $589,000 to consolidated non-interest income. Fees generated from mortgage originations during 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, despite the addition of Community and Davidson Mortgage, mortgage fees have dropped from $345,000 for the third quarter 2003 to $198,000 for the three months ending September 30, 2004. Baring another decline in interest rates we anticipate similar fee income from mortgage originations in the near term. The Company experienced a $429,000 or 107.5% increase in service charges and fees on deposit accounts as a result of deposit growth and the Community acquisition. We expect a continued positive trend, however not to this same degree, in the future as we grow our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expense. For the three months ended September 30, 2004, our non-interest expense increased $2.0 million or 41.0% over the same period in 2003. Non-interest expense during the third quarter of 2004 at Community totaled $1.6 million. On a consolidated basis, salaries and employee benefit expense increased $924,000 or 36.3%. While Community comprises 90.0% of this increase, the residual increase reflects the addition of personnel at Southern, the addition of Davidson Mortgage staff during the quarter, as well as additions of personnel to expand our business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $275,000, or 34.7%. Other expenses increased $805,000 or 51.9% reflecting the impact of outsourcing the servicing of our consumer finance loan portfolio which occurred in October of 2003, as well as the increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our strong asset growth for the three months ended September 30, 2004, on an annualized basis, our ratio of non-interest expense to average total assets decreased to 2.33% as compared with 2.60% for the same three months in 2003.

On October 18, 2004, Southern and Community were merged into a single bank under the Southern name. In conjunction with this merger, the newly consolidated bank has successfully brought core processing in-house, something Community was previously doing, but this function was an outsourced service for Southern. The Company believes that the synergies we will achieve by taking these steps will have an immediate and lasting positive impact on our customers as well as our non-interest expense.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.7% and 35.0%, respectively, for the three months ended September 30, 2004 and 2003.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Net Income. Our net income for the nine months ended September 30, 2004 was $5.7 million, an increase of $2.8 million from the same nine-month period in 2003. Net income per share was $.34 basic and $.32 diluted for the nine months ended September 30, 2004, as compared with $.32 basic and $.31 diluted for the same period in 2003. With strong internal growth at Southern and the addition of Community, our level of average earning assets has increased $411.2 million or 65.1% to $1.0 billion from $632.0 million for the first nine months of 2003. Our interest rate spread and net yield on average interest-earning assets remained flat over the two periods at 3.1% and 3.3%, respectively. Our net interest income grew 65.1%, from $15.7 million for the nine-month period ending September 2003 to $25.9 million for the current period. Net income was also supported by a $1.3 million or 33.9% increase in non-interest income. These improvements were partially offset by a 50.7% increase in non-interest expense. Our expense growth includes the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business, as well as Community’s operations. While these expenses represent investments in building our franchise, they initially hinder our earnings.

Net Interest Income. During the nine months ended September 30, 2004, our net interest income increased by $10.2 million or 65.1% over $15.7 million generated in the same nine-month period in 2003. Net interest income benefited from strong growth in average earning assets, coupled with a reduction in cost on interest-bearing liabilities. Due to strong loan demand at Southern and the addition of Community, our level of average earning assets has increased $411.2 million or 65.1% to $1.0 billion from $632.0 million for the nine-month period ending September 30, 2003. Community contributed $251.7 million of average earning assets during the period, $175.0 million of loans and $76.5 million of investments. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate reductions generally result in an immediate drop in our interest income on loans. At the end of June 2003, the Federal Reserve reduced the targeted Federal funds rate by 25 basis points to 1.00% causing an equal reduction in the prime rate. In addition, issuers of higher coupon bonds exercised their call options, reducing the overall yield on the investment portfolio. However, the strong yield on Community’s loan portfolio coupled with rate floors on variable rate loans, recent interest rate increases by the Federal Reserve, lower funding costs, in part due to the conversion of Trust I Securities, allowed us to avoid any margin compression when comparing the results for the first nine months of 2004 and 2003. Our average yields on total interest-earning assets for the same periods decreased by 49 basis points from 5.61% to 5.12%. Despite the redemption of the Trust I Securities in the first quarter of 2004, our average total interest-bearing liabilities increased by $353.8 million, or 61.4% with the addition of Community, funding the internal growth at Southern, and the November 2003 issuance of $34.5 million, 7.95% fixed rate trust preferred securities, through Southern Community Capital Trust II. Average interest-bearing liabilities for the nine-month period ending September 30, 2004 for Community were $204.3 million or 22.0% of consolidated average interest-bearing liabilities. Our average cost of total interest-bearing liabilities decreased 50 basis points from 2.51% to 2.01%. For the nine months ended September 30, 2004 and 2003 our net interest spread was 3.10% and our net interest margin was 3.32%.

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

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$726,647	$31,064	5.72%	$458,328	$20,177	5.89%
Investment securities:
Available for sale	240,722	6,974	3.87%	113,841	4,495	5.28%
Held to maturity	71,759	1,839	3.43%	56,863	1,804	4.24%
Federal funds sold	4,057	35	1.15%	2,955	33	1.49%

Total interest-earning assets	1,043,185	39,912	5.12%	631,987	26,509	5.61%

Other assets	109,426			39,660

Total assets	$1,152,611			$671,647

Interest-bearing liabilities:
Deposits:
NOW, money market and savings deposits	$239,671	1,386	0.77%	$128,489	875	0.91%
Time deposits of $100,000 or more	245,415	4,693	2.56%	139,961	3,168	3.03%
Other time deposits	229,980	3,259	1.89%	169,598	3,276	2.58%
Short-term borrowings	69,175	956	1.85%	24,256	242	1.33%
Long-term debt	145,347	3,689	3.39%	113,505	3,245	3.81%

Total interest-bearing liabilities	929,588	13,983	2.02%	575,809	10,806	2.51%

Non-interest-bearing deposits	84,165			43,057
Other liabilities	9,888			4,105
Stockholders’ equity	128,970			48,676

Total liabilities and stockholders’ equity	$1,152,611			$671,647

Net interest income and interest rate spread		$25,929	3.10%		$15,703	3.10%

Net yield on average interest-earning assets			3.32%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.22%			109.76%

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2004 was $1.9 million representing an increase of $199,000 from the $1.7 million provision we made for the nine months ended September 30, 2003. We have continued to increase the level of our allowance for loan losses in response to the growth in our loan portfolio. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the nine months ended September 30, 2004 net loan charge-offs totaled $1.0 million, a slight decrease from $1.1 million of net charge-offs during the nine months ended September 30, 2003. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .19% and .32% for the nine months ended September 30, 2004 and 2003, respectively. The dollar amount of non-performing assets increased to $3.0 million from $1.0 million at December 31, 2003 and $1.9 million at September 30, 2003, and as a percentage of total assets the ratio was unchanged at .25% of total assets at September 2003 and 2004. The allowance for loan losses at September 30, 2004 represented 1.62% of loans outstanding, compared with 1.40% at December 31, 2003 and September 30, 2003. During the first quarter of 2004 the Community acquisition was consummated and the Company’s loan loss reserving methodologies were applied to the acquired loan portfolio to establish an appropriate allowance for those loans. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the nine months ended September 30, 2004, non-interest income increased by $1.3 million or 33.9% to $5.2 million from $3.9 million for the same period in the prior year. The increase for the nine months ended September 30, 2004 was due solely to the addition of Community, which contributed $1.6 million to consolidated non-interest income. Fees generated from mortgage originations during 2003 were strong as a result of the increased level of home mortgage refinancings due to the low interest rate environment. However, despite the addition of Community and the recent acquisition of Davidson Mortgage, mortgage origination fees have dropped from $1.2 million for the first nine months of 2003 to $555,000 for the nine months ending September 30, 2004. Baring another decline in interest rates we anticipate similar fee income from mortgage originations in the near term. The Company experienced a $1.3 million or 123.9% increase in service charges and fees on deposit accounts as a result of deposit growth and the Community acquisition. We expect a continued positive trend, however not to this same degree, in the future as we grow our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2004, our non-interest expense increased $6.9 million or 50.7% over the same period in 2003. Non-interest expense during the first nine months of 2004 at Community totaled $4.5 million. On a consolidated basis, salaries and employee benefit expense increased $3.4 million or 48.0%. While Community comprises 77.4% of this increase, the residual increase reflects the addition of personnel at Southern, the addition of Davidson Mortgage staff during the third quarter of 2004, as well as additions of personnel to expand our business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $876,000, or 38.8%. Other expenses increased $2.6 million or 61.8% reflecting the impact of outsourcing the servicing of our consumer finance loan portfolio as well as the increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our strong asset growth for the nine months ended September 30, 2004, on an annualized basis, our ratio of non-interest expense to average total assets decreased to 2.36% as compared with 2.69% for the same nine months in 2003.

On October 18, 2004, Southern and Community were merged into a single bank under the Southern name. In conjunction with this merger, the newly consolidated bank has successfully brought core processing in-house, something Community was previously doing, but this function was an outsourced service for Southern. The Company believes that the synergies we will achieve by taking these steps will have an immediate and lasting positive impact on our customers as well as our non-interest expense.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.9% and 35.0% for the nine months ended September 30, 2004 and 2003, respectively.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $302.9 million at September 30, 2004, an increase of $71.9 million from $231.0 million at December 31, 2003. Community added $74.0 million of the increase, while Southern’s balances in these assets were lower by $2.1 million. Supplementing customer deposits as a source of funding, we have available lines of credit in the amounts of $53.2 million and $125.0 million from various correspondent banks to purchase federal funds and repurchase agreements, respectively, on a short-term basis. We also have credit availability to borrow up to $298.2 million from the Federal Home Loan Bank of Atlanta, with $140.0 million outstanding at September 30, 2004 and the ability to borrow up to $154.0 million from the Federal Reserve Bank of Richmond, with no outstanding balances at September 30, 2004. At September 30, 2004, our outstanding commitments to extend credit consisted of loan commitments of $94.5 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $62.8 million, $54.9 million and $8.7 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eight-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on time deposits as a source of funds. Time deposits represented 61.1% of our total deposits at September 30, 2004, and 59.9% at December 31, 2003. Time deposits of $100,000 or more totaled $271.3 million or 32.3% of total deposits. The banks also utilize brokered and out-of-market deposits, which amounted to $204.4 million at September 30, 2004. Large time deposits are generally considered rate sensitive; however, we believe a portion of our large time deposits are relationship-oriented, and while we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At September 30, 2004, our Tier I capital to average quarterly asset ratio was 10.2%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2004 was 13.1%.

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

Item 4. Controls and Procedures

As of the end of the period covered by the report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Community and Southern underwent a conversion of their core operating systems in June and October of 2004, respectively, which were considered very successful based on reviews and tests performed to ensure customer and financial data were accurately converted. The Company’s management believes the disclosure controls and procedures at Community are effective, based on the results of past examinations, reviews, and audits as no significant changes have been made in those controls and procedures.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 12, 2004	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman, President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Richard M. Cobb
Richard M. Cobb
Executive Vice President, Chief Operating Officer
and Chief Financial Officer