Form 10-K
period 2004-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-03-30
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $163.9 million.

As of March 29, 2005, (the most recent practicable date), the registrant had outstanding 17,941,028 shares of Common Stock, no par value.

Documents Incorporated By Reference

	Document	Where Incorporated

1.	Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2005 to be mailed to shareholders within 120 days of December 31, 2004.	Part III

Form 10-K Table of Contents

PART I

Item 1. Business

Who We Are

Southern Community Financial Corporation (“company”) is the holding company for Southern Community Bank and Trust (“bank”) a Community bank with eighteen banking offices throughout the Piedmont Triad region of North Carolina. The bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. The Piedmont Triad area is located in the north central region of North Carolina and includes the cities of Winston-Salem (our headquarters), Greensboro and High Point.

At December 31, 2004, we had total assets of $1.2 billion, net loans of $783.6 million, deposits of $845.2 million, and shareholders’ equity of $136.9 million. We had net income of $8.1 million and $3.7 million and diluted earnings per share of $.45 and $.40 for the years ended December 31, 2004 and 2003, respectively. We had net income of $3.2 million and diluted earnings per share of $.35 for the year ended December 31, 2002.

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

     In our eight years of existence we have accomplished the following:

•	Registered 22 consecutive quarters of profitability after becoming profitable in our seventh quarter of operation;

•	Completed the acquisition of The Community Bank, Pilot Mountain, North Carolina, raising our assets to over $1.0 billion and increasing the number of banking offices to eighteen;

•	Began payment of an annual cash dividend in 2004;

•	Were added to the Russell 3000 Index on June 25, 2004;

•	Began in-house item processing for the bank in October 2004;

•	Began offering trust services in 2002 including investment management, administration and advisory services primarily for individuals, partnerships and corporations;

•	Listed our common stock on the Nasdaq National Market System on January 2, 2002; and

•	Maintained a strong credit culture. As of December 31, 2004, our non-performing assets totaled $3.3 million or 0.27% of total assets and our allowance for loan losses was $12.5 million or 1.57% of total loans and 577% of non-performing loans.

The website for the bank is www.smallenoughtocare.com. Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” The company is registered as a financial holding company with the Federal Reserve System. The bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock and our trust preferred securities are traded on the Nasdaq National Market System under the symbols “SCMF” and “SCMFO”, respectively.

Our Market Area

We consider our primary market area to be the Piedmont Triad area of North Carolina, and to a lesser extent, adjoining counties. The Piedmont Triad is a 12 county region located in the north central Piedmont of North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point. The region has one fifth of the state’s population and one fifth of its labor force. Its estimated population in 2003 was in excess of 1.52 million. The region’s population is expected to grow an estimated 15.5% between 2000 and 2010.

The Piedmont Triad is the largest Metropolitan Statistical Area located entirely in North Carolina. The MSA is also one of the top 50 in the country in both total population and number of households. Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina. Forsyth County had an estimated population of

314,375 in 2003. The Piedmont Triad is the economic hub of northwest North Carolina. In 2003, the median family income in the Piedmont Triad was over $55,000. The Piedmont Triad has a very balanced and diversified economy and a work force in excess of 779,800 in May 2004. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 2002 were services (36%), manufacturing (19%), trade (14%), government (14%), finance, communications and utilities (10%), and construction (4%). From January 2002 to May 2004, the unemployment rate in the Piedmont Triad had decreased from 6.5% to 5.2%.

The bank serves our market area through eighteen full service banking offices. Our television and radio advertising has extended into this market area for several years, providing the bank name recognition in the Piedmont Triad area. The bank’s customers may access various banking services through twenty two ATMs owned by the bank and ATMs owned by others, through debit cards, and through the bank’s automated telephone and Internet electronic banking products. These products allow the bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

We have also diversified our revenue in order to generate non-interest income. These efforts include our mortgage loan department, our small business investment company manager (which generates management fees) and our wealth management department, Southern Community Advisors, which offers investment advisory, brokerage, trust and insurance services. For the year ended December 31, 2004 our non-interest income represented 17.5% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success.

     Key aspects of our strategy and mission include:

•	To provide Community-oriented banking services by delivering a broad range of financial services to our customers through responsive service and communication;

•	To form a partnership with our customers whereby our decision making and product offerings are geared toward their best long-term interests;

•	To be recognized in our Community as a long-term player with employees, stockholders and board members committed to that effort; and

•	To be progressive in our adoption of new technology so that we can provide our customers access to products and services that meet their needs for convenience and efficiency.

Our belief is that our way of doing business will build a profitable corporation and shareholder value. We want to consistently reward our shareholders for their investment and trust in us.

Subsidiaries

The bank operates one subsidiary that provides financial services in addition to those offered directly by the bank. The company has a subsidiary to issue trust preferred securities. Each subsidiary is described below.

VCS Management, LLC was formed in March 2000 as the managing general partner of Salem Capital Partners, L.P., and a small business investment company licensed by the Small Business Administration. Southern Community Bank and Trust has committed $1.7 million for investment in the partnership, which has a total of $9.2 million of committed capital from various private investors including the bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The bank shares in any earnings of the partnership through its investment in the partnership. VCS Management earns management fees for managing the investment activities of the partnership. For the year ended December 31, 2004, VCS Management earned $552,000 of fee income, representing 1.3% of total consolidated revenue.

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Subject to certain limitations, a significant amount of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

Competition

The activities in which the bank, as our operating subsidiary, engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws, which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, and one savings institution have their headquarters in Winston-Salem. As of June 2004, we operated branches in Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry and Yadkin Counties, North Carolina. On that date, there were 351 branches operated by twenty-eight commercial banks, one trust company and five savings institutions in these seven counties with approximately $20.9 billion in deposits. Deposits of the banks in June 2004 were $795.8 million. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to us and the bank. Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.

Other financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies, small loan companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Credit unions have been permitted to expand their membership criteria and expand their loan services to include such traditional bank services as commercial lending. These entities pose an ever-increasing challenge to our efforts to serve the markets traditionally served by banks. We expect competition to continue to be significant.

Employees

Southern Community Financial Corporation has no employees of its own and all employees during 2004 were compensated by the bank. At December 31, 2004, the bank employed 271 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good and extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

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

Subject to various limitations, federal banking law generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Southern Community Financial Corporation elected, and was authorized by the Federal Reserve, to be a financial holding company.

The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies are generally regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Federal law imposes certain restrictions and disclosure requirements regarding private information collected by financial institutions.

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

Interstate Acquisitions. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, North Carolina banking laws permit a bank holding company that owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina. In any event, federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2004, our Tier 1 leverage capital ratio and total capital were 9.68% and 13.82%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2004, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

Effective in March 2004, the company was required to apply FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. Adoption of FIN 46 required us to deconsolidate the company’s remaining trust preferred subsidiary, Southern Community Capital Trust II. Upon deconsolidation, the junior subordinated debentures issued by the company to Trust II were included in long-term debt (instead of the trust preferred securities) and the company’s equity interest in Trust II was included in other investments. The deconsolidation of Trust II has not materially impacted net income.

The company’s trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. The Board of Governors of the Federal Reserve, on March 1, 2005, adopted a final rule allowing the continued limited inclusion of trust preferred securities in the Tier 1 capital. The Board’s final rule limits restricted core capital elements to twenty-five percent of all core capital elements.

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

Dividends. On January 14, 2004, the company announced the declaration of its first annual cash dividend of $0.11 per share of its common stock, which was paid on March 15, 2004, to shareholders of record on February 20, 2004. On January 20, 2005, the company announced the declaration of its second annual cash dividend of $0.12 per share of its common stock, which was paid on March 15, 2005, to shareholders of record on February 22, 2005. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our only source of income is dividends paid by the bank. We must pay all of our operating expenses from funds we receive from the bank. North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from our subsidiary bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Transactions with Affiliates. Until October 2004 when it was merged with and into the bank, we operated The Community Bank as a separate subsidiary and affiliate of the bank. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the bank, including us and Southern Community Capital Trust II, is deemed to be an affiliate of the bank.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve which has announced that, effective January 2005, no reserves will be required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and additional reserves must be maintained on aggregate balances in excess of $47.6 million in an amount equal to equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2004, the bank met its reserve requirements.

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

The exact amount of future dividends paid to us by the bank will be a function of the profitability of the bank in general and applicable tax rates in effect from year to year. The bank’s ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, dividends will be paid by the bank to us as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on our debt obligations, including the debentures which fund the interest payments on the preferred securities issued by our trust subsidiary, and to pay cash dividends to our shareholders.

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

Item 2. Properties

As of December 31, 2004 we operated out of eighteen banking offices, four operations/administrative offices, five lending offices and an investment advisory office. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004	Owned

Dobson, North Carolina
201 West Kapp Street	2,800	1995	Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003	Owned

Jonesville, North Carolina
503 Winston Road	2,500	1995	Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002	Owned

King, North Carolina
105 Post Office Street	4,000	2004	Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990	Owned

Mount Airy Downtown, North Carolina
255 East Independence Blvd.	10,345	1999	Owned

Mount Airy, North Carolina
2010 Community Drive	3,500	1988	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	Owned

Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	Owned

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	Leased

Winston Salem, North Carolina
4701 Country Club Rd.	4,300	1996	Leased
225 Hanes Mill Rd.	2,800	2001	Owned
3151 Peters Creek Parkway	2,500	1998	Leased
536 South Stratford Rd.	1,600	1998	Leased

Yadkinville, North Carolina
532 East Main Street	7,800	1998	Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
1600 Hanes Mall Blvd.	10,500	2000	Owned
112 Cambridge Plaza	3,750	2002	Leased
4605 Country Club Rd. — Corporate	27,000	2003	Owned

Pilot Mountain, North Carolina
315 West Main Street	5,600	1995	Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Rd.	3,200	1998	Owned
3400 Healy Drive	3,600	2004	Leased

Cornelius, North Carolina
19520 West Catawba Avenue	1,950	2004	Leased

Lexington, South Carolina
150 Whiteford Court	960	2004	Leased

Mooresville, North Carolina
249 Williamson Road, Ste. 100	1,700	2004	Leased

Investment Advisory Office:
4505 Country Club Rd.	4,200	2004	Leased

In addition to the above locations, we have four off site ATMs located at 3484 Robinhood Road, and Ernie Shore Field 401 Deacon Boulevard in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2004 of $28.3 million. [See further information presented in Note 7 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.]

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

PART II

Item 5. Market for Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

Our common stock is listed on the Nasdaq National Market System under the symbol “SCMF”. The following table sets forth the high and low sales prices per share of our common stock and our preferred securities (“SCMFO”), based on published financial sources, for the last two years. The preferred securities did not begin trading until the fourth quarter of 2003.

		Price
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low
2003	First Quarter	$8.08	$6.30	$—	$—
	Second Quarter	9.95	7.57	—	—
	Third Quarter	10.46	8.88	—	—
	Fourth Quarter	11.17	9.91	10.85	10.58

2004	First Quarter	$13.43	$11.00	$11.10	$10.62
	Second Quarter	12.15	9.27	11.07	9.82
	Third Quarter	11.73	8.71	11.15	10.20
	Fourth Quarter	11.67	9.82	12.10	10.65

At March 15, 2005, there were approximately 7,400 holders of record of our common stock.

On January 14, 2004, the company announced the payment of an annual cash dividend of $0.11 per share to all common stock shareholders of record on February 20, 2004. On January 20, 2005, the company announced the declaration of its second annual cash dividend of $0.12 per share of its common stock, which was paid on March 15, 2005, to shareholders of record on February 22, 2005. Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant. As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends. Our primary sources of income are dividends paid by the bank and interest income on loans and deposits with the bank subsidiary. We must pay all of our operating expenses from funds we receive from the bank. Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the bank to us and may therefore limit our ability to make dividend payments. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Effective October 1, 2001, the Southern Community Bank and Trust became a wholly owned subsidiary of Southern Community Financial Corporation. Southern Community Financial Corporation has no material assets other than those of the bank and its investment in Southern Community Capital Trust II. Therefore, the financial statements of the bank prior to October 1, 2001 are the historical consolidated financial statements of Southern Community Financial Corporation. The results for 2004 included The Community Bank from January 12, 2004. The information set forth below does not purport to be complete and should be read in conjunction with the company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands, except per share data)
Operating Data:
Interest income	$54,656	$36,019	$33,281	$31,366	$26,831
Interest expense	19,657	14,751	15,803	18,034	14,944

Net interest income	34,999	21,268	17,478	13,332	11,887
Provision for loan losses	2,239	2,285	1,655	2,320	1,480

Net interest income after provision for loan losses	32,760	18,983	15,823	11,012	10,407
Non-interest income	7,406	4,985	3,927	3,402	2,198
Non-interest expense	27,520	18,333	14,781	11,162	8,723

Income before income taxes	12,646	5,635	4,969	3,252	3,882
Provision for income taxes	4,544	1,972	1,755	1,147	1,466

Net income	$8,102	$3,663	$3,214	$2,105	$2,416

Per Share Data: (7)
Net income
Basic	$.47	$.41	$.37	$.24	$.30
Diluted	.45	.40	.35	.23	.29
Cash dividends	.11	.00	.00	.00	.00
Book value	7.68	5.66	5.41	4.84	4.41
Weighted average shares
Basic	17,298,285	8,826,780	8,788,295	8,707,678	8,097,552
Diluted	18,033,333	11,369,429	9,085,853	9,043,611	8,450,245
Balance Sheet Data:
Total assets	$1,222,361	$798,502	$612,239	$481,220	$384,027
Loans	796,103	519,746	421,938	360,288	282,161
Allowance for loan losses	12,537	7,275	6,342	5,400	4,283
Deposits	845,228	575,218	449,216	392,851	338,753
Short-term borrowings	69,647	51,900	40,706	19,980	6,000
Long-term debt	163,493	117,627	72,250	25,000	—
Stockholders’ equity	136,906	50,891	47,539	42,451	36,950
Capital Ratios: (5)
Total risk-based capital	11.70%	10.66%	12.23%	11.53%	13.03%
Tier 1 risk-based capital	10.45%	9.46%	10.98%	10.28%	11.78%
Leverage ratio	8.55%	7.50%	8.95%	9.21%	11.16%
Equity to assets ratio	12.40%	6.37%	7.76%	8.82%	9.62%

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	.69%	.53%	.58%	.50%	.77%
Return on average equity	6.20%	7.48%	7.24%	5.13%	7.27%
Net interest spread (2)	3.08%	3.03%	3.02%	2.82%	3.22%
Net interest margin (1)	3.31%	3.25%	3.34%	3.36%	4.01%
Non-interest income as a percentage of total revenue (6)	17.46%	18.99%	18.35%	20.33%	15.61%
Non-interest income as a percentage of average assets	.63%	.72%	.71%	.80%	.70%
Non-interest expense to average assets	2.36%	2.63%	2.66%	2.63%	2.79%
Efficiency ratio (3)	64.90%	69.83%	69.05%	66.70%	61.93%
Dividend payout ratio	23.49%	.00%	.00%	.00%	.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	.27%	.15%	.43%	.25%	.10%
Allowance for loan losses to period-end loans	1.57%	1.40%	1.50%	1.50%	1.52%
Allowance for loan losses to nonperforming loans	577%	946%	348%	604%	1,552%
Nonperforming assets to total assets (4)	.27%	.13%	.36%	.26%	.07%
Net loan charge-offs to average loans outstanding	.19%	.29%	.18%	.38%	.09%

Other Data:
Number of banking offices	18	8	8	7	7
Number of full-time equivalent employees	271	157	141	121	104

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.

(5)	Capital ratios are for the bank.

(6)	Total revenue consists of net interest income and non-interest income.

(7)	All per share data has been restated to reflect the dilutive effect of a stock split affected in the form of a 10% stock dividend in 2000, and 5% stock dividends in 2001 and 2002.

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

OVERVIEW

Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, finally beginning operations on November 18, 1996. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around Winston-Salem and the Piedmont Triad area of North Carolina. We offer a broad array of banking and other financial products – products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.2 billion in total assets in just over eight years of operations.

We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2004, Southern Community Financial Corporation has grown to a total of eighteen full-service banking offices with $845 million in customer deposit accounts. In support of this growth, we have generated $24 million of additional capital through sales of common stock in 1998, 2000 and 2001. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. More recently we have created a Trust Department that began operating in the first quarter of 2002. In October of 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. On January 12, 2004 the company acquired The Community Bank. In the later part of June 2004, The Community Bank subsidiary converted its primary operating system. In October 2004, Southern Community Bank and Trust also converted to this same operating system and the two bank subsidiaries were merged into one charter retaining the Southern Community Bank and Trust name and began in-house core processing for the consolidated bank. In addition, at the end of August 2004, the bank acquired two residential mortgage offices from Davidson Mortgage (Davidson), one office in Cornelius, North Carolina and the other in Lexington, South Carolina.

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

We recognize that our growth may expose us to increased operational and market risk, primarily with respect to managing overhead, funding costs and credit quality. We have developed critical functions such as Training, Audit, Compliance and Credit Administration to assist in managing and monitoring these and other risks. We are committed to creating a solid and diversified financial services organization with a focus on customer service. It is our firm belief that this foundation will continue building our loyal customer base while attracting new clients and providing opportunities for future growth. As bank consolidations continue to take place in our marketplace, Southern Community Financial Corporation is positioned to continue to benefit from their effects.

Please note that the company completed the acquisition of The Community Bank in the first quarter of 2004. This transaction provided much of the company’s year-over-year growth. At December 31, 2003 Community’s balance sheet had total assets of $258.9 million. Significant balance sheet categories included $69.0 million of investment securities, $176.6 million of loans, $202.9 million of deposits and $27.5 million of capital. Additionally, in the first quarter of 2004 the company announced the redemption of all of its 7.25% Cumulative Convertible Trust Preferred Securities issued through Southern Community Capital Trust I. The Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of common stock through conversions and the retirement of $61,000 of the convertible trust preferred securities. On January 14, 2004, the company announced the declaration of its first annual cash dividend of $0.11 per share of its common stock which was paid on March 15, 2004, to shareholders of record on February 20, 2004. On January 20, 2005, the company announced the declaration of its second annual cash dividend of $0.12 per share of its common stock which was paid on March 15, 2005, to shareholders of record on February 22, 2005.

Financial Condition at December 31, 2004 and 2003

During the year ended December 31, 2004, our total assets increased by $423.9 million, or 53.1%, to $1.2 billion. Of this increase in total assets, $353.2 million represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $271.1 million, or 52.9%, in net loans receivable. Investment securities, available for sale and held to maturity, increased by $69.3 million and $12.9 million, respectively. Growth in the investment portfolio is primarily due to the addition of The Community Bank in the first quarter of 2004. While Community’s loan portfolio accounted for the $179.6 million increase in net loan growth during the first quarter of 2004, strong loan demand during the balance of the year resulted in $91.5 million of additional loan growth for the company. Federal funds sold, with an average annual return of 1.39%, is the lowest yielding among interest-earning assets. Premises and equipment increased by $11.0 million net of depreciation, principally as a result of the Community acquisition. Other assets increased by $14.9 million during the year, and in addition $50.1 million of goodwill was created as a result of purchase accounting associated with the Community and Davidson transactions.

Loan growth in 2004 was concentrated in commercial and real estate lending. Our total loan growth of $271.1 million in 2004 was spread among portfolios secured by residential and commercial mortgages, which increased by $128.4 million and $68.1 million, respectively. Commercial and industrial lending and construction loan outstandings increased by $40.3 million and $30.4 million, respectively during the year. Consumer lending increased $9.2 million from 2003 levels as Community’s addition more than offset the attrition in the residual Southeastern Acceptance loan portfolio. During 2004 we continued our active program of originations of residential mortgage loans for sale in the secondary market. At the end of the year mortgage loans held for sale totaled $3.6 million.

Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $76.8 million during the year, to $330.7 million at December 31, 2004 versus $253.9 million at the beginning of the year. Liquid assets represented 27.1% of total assets at December 31, 2004 as compared to 31.8% at the beginning of the year. We have been able to further leverage our capital and generate significant funds for investment both through deposit growth and through borrowings. However, our funding growth has been used primarily to fund strong loan demand.

Customer deposits continue to be our primary funding source. While our deposits are primarily generated through our growing branch network, we do utilize some out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $195.3 million and $159.2 million at year-end 2004 and 2003, respectively. At December 31, 2004, deposits totaled $845.2 million, an increase of $270.0 million or 46.9% from year-end 2003. We have also utilized borrowings to fund growth in 2004. Total borrowings, including $34.5 million in trust preferred securities issued during 2003, aggregated $233.1 million at December 31, 2004. Borrowings also included $147.8 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), Federal funds purchased of $19.0 million and securities sold under agreements to repurchase of $30.6 million. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which should contribute to a reduction in our overall funding cost.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2004, our stockholders’ equity totaled $136.9 million, an increase of $86.0 million from the December 31, 2003 balance. This net increase includes $62.7 million of shares issued in association with the Community transaction, $17.0 million associated with the conversion of trust preferred securities, $8.1 million of net income earned during the year, $1.6 million of stock options exercised during the year, and a decrease in accumulated other comprehensive income of $1.0 million.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2004, 2003 and 2002, our average interest-earning assets were $1.1 billion, $655.3 million, and $523.3 million, respectively. During these same years, our net interest margins were 3.31%, 3.25% and 3.34%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2002 through 2004, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2004			2003			2002
		Interest				Interest		Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/cost	balance	paid	yield/cost	balance	paid	yield/cost
	(Dollars in thousands)
Interest-earning assets:
(1)Loans	$742,433	$42,843	5.77%	$471,808	$27,478	5.82%	$395,745	$25,689	6.49%
Investment securities available for sale	239,306	9,306	3.89%	118,194	6,022	5.10%	82,296	4,901	5.96%
Investment securities held to maturity	71,336	2,454	3.44%	61,215	2,469	4.03%	38,831	2,576	6.63%
Federal fund sold	3,816	53	1.39%	4,122	50	1.21%	6,414	115	1.79%

Total interest-earning assets	1,056,891	54,656	5.17%	655,339	36,019	5.50%	523,286	33,281	6.36%

Other assets	110,970			41,182			32,113

Total assets	$1,167,861			$696,521			$555,399

Interest-bearing liabilities:
Deposits:
NOW and money market	$241,363	2,027	.84%	$138,926	1,346	0.97%	$102,427	1,342	1.31%
Time deposits greater than $100,000	257,034	6,609	2.63%	154,026	4,300	2.79%	114,971	4,549	3.96%
Other time deposits	229,584	4,590	1.95%	163,960	4,244	2.59%	172,456	6,251	3.62%
Borrowings	213,822	6,431	3.01%	141,019	4,861	3.23%	83,933	3,661	4.36%

Total interest-bearing liabilities	941,803	19,657	2.09%	597,931	14,751	2.47%	473,787	15,803	3.34%

Demand deposits	85,583			45,101			34,766
Other liabilities	9,819			4,512			2,425
Stockholders’ equity	130,656			48,977			44,421

Total liabilities and stockholders’ equity	$1,167,861			$696,521			$555,399

Net interest income and net interest spread		$34,999	3.08%		$21,268	3.03%		$17,478	3.02%

Net interest margin			3.31%			3.25%			3.34%

Ratio of average interest-earning assets to average interest-bearing liabilities		112.22%			109.60%			110.45%

(1)	Nonaccrual notes are included in the loan amounts.

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

	December 31, 2004 vs. 2003			December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$15,689	$(324)	$15,365	$4,684	$(2,895)	$1,789
Investment securities available for sale	5,440	(2,156)	3,284	1,983	(862)	1,121
Investment securities held to maturity	378	(393)	(15)	1,194	(1,301)	(107)
Federal funds sold	(4)	7	3	(34)	(30)	(64)

Total interest income	21,503	(2,866)	18,637	7,827	(5,088)	2,739

Interest expense:
Deposits:
NOW and money market	926	(245)	681	416	(412)	4
Time deposits greater than $100,000	2,762	(453)	2,309	1,318	(1,567)	(249)
Other time deposits	1,505	(1,159)	346	(264)	(1,743)	(2,007)
Borrowings	2,350	(780)	1,570	2,229	(1,029)	1,200

Total interest expense	7,543	(2,637)	4,906	3,699	(4,751)	(1,052)

Net interest income increase (decrease)	$13,960	$(229)	$13,731	$4,128	$(337)	$3,791

RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

Net Income. Our net income for 2004 was $8.1 million, an increase of $4.4 million from net income of $3.7 million earned in 2003. Net income per share was $.47 basic and $.45 diluted for the year ended December 31, 2004, up from $.41 basic and $.40 diluted for 2003. We have continued to experience strong growth, in most part due to the acquisition of Community, with total assets averaging $1.2 billion during the current year as compared to $696.5 million in 2003, an increase of 67.7%. In absolute terms, our net interest income after provision for loan losses increased by $13.7 million and our non-interest income grew by $2.4 million to $7.4 million. However this growth did not keep pace with the $9.2 million increase in non-interest expenses. Provision expense for loans remained relatively unchanged from the prior year. During the first half of 2004 the bank endured a historically low interest rate environment which hampered our asset yields. As the Federal Reserve increased the targeted federal funds rate in July of 2004, the Prime rate increased for the first time since June of 2000. In the last half of 2004; the Prime rate increased 125 basis points to 5.25%. While it is management’s goal to remain relatively interest rate neutral, the institution is slightly asset sensitive and does benefit from rising rate environment. As a result of our growth in interest-earning assets (Community transaction coupled with strong loan demand) combined with lower funding costs and rising interest rates during the later portion of the year, our net interest income increased $13.7 million. Our expense growth included some non-recurring merger related costs as well as personnel and other infrastructure costs associated with bringing in core in house processing as well as item capture and other expansion of our business. While these expenses represent investments in building and refining our franchise for the future, their initial effect hampers earnings.

Net Interest Income. During 2004, our net interest income increased by $13.7 million or 64.6% to $35.0 million. Our growth in interest income was the result of growth in our overall level of average earning assets due to the Community transaction as well as strong loan demand. Average total interest-earning assets increased $401.6 million or 61.3%, during 2004 as compared to 2003, while our average yield dropped by 33 basis points from 5.50% to 5.17%. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. There is a more delayed impact on interest expense because most reductions in interest costs only occur upon renewals of certificates of deposit or borrowings. Our average total interest-bearing liabilities increased by $343.9 million, or 57.5%. With rates sustained at lower levels for the first half of 2004, our average cost of interest-bearing liabilities decreased by 38 basis points from 2.47% to 2.09%, allowing our interest rate spread to increase 5 basis points. For the year ended December 31, 2004, our net interest spread was 3.08% and our net interest margin was 3.31%. For the year ended December 31, 2003, our net interest spread was 3.03% and our net interest margin was 3.25%. In November of 2003 the company, through its non-bank subsidiary Southern Community Capital Trust II, issued 3,450,000 Trust Preferred Securities generating total proceeds of $34.5 million. The Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. While this transaction has strengthened the company’s overall financial condition, its fixed rate coupon will initially hamper our margins given the current interest rate environment. The company has entered into a $20.0 million notional amount receive fixed, pay floating interest rate swap to manage the impact of this transaction on the company’s margin and consolidated asset/ liability position. On a net basis this swap reduced interest expense by $869,000 in 2004. We believe that our balance sheet is well positioned to produce consistent growing results in the future as the company continues to expand our marketplace.

Provision for Loan Losses. We recorded a $2.2 million provision for loan loss for the year ended December 31, 2004, representing a slight decrease of $46,000 from the $2.3 million provision we made for the year ended December 31, 2003. The level of provisions for 2004 is consistent with that of the loan growth, excluding the Community transaction, and net charge-offs that the bank experienced in the previous year. Gross loans increased $97.8 million in 2003 and $98.8 in 2004 excluding the $177.6 million of loans contributed through the Community acquisition. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” While the dollar amount of provisions remained relatively flat on a year-over-year basis, the level of the allowance to period-ending loans increased 17 basis points from the prior year-end to 1.57%. In addition to loan growth affecting our provision for loan losses, net loan charge-offs, which remained relatively stable, totaling $1.4 million for both 2004 and 2003, also impacted the provision expense. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .19% for the year ended December 31, 2004 as compared with .29% for the year ended December 31, 2003. Our consumer finance lending portfolio accounted for $687,000 or 49.3% of net charge-offs during 2004, a decrease of $87,000 from the prior year. Management decided the consumer finance business was no longer part of the company’s strategic direction, and during the fourth quarter of 2003 ceased originating new consumer finance loans. It is expected that the residual consumer finance loan portfolio will payoff over a twenty-four month time frame and the company’s level of charge-offs as a percentage of loan outstandings will decline. Nonperforming loans totaled $2.2 million or .27% of total loans at December 31, 2004, as compared with $769,000 or .15% of total loans at December 31, 2003. The allowance for loan losses at December 31, 2004 of $12.5 million represents 1.57% of total loans and 577% of nonperforming loans. The allowance for loan losses at December 31, 2003 of $7.3 million equaled 1.40% of total loans outstanding at that date.

Non-Interest Income. For the year ended December 31, 2004, non-interest income increased $2.4 million, or 48.6%, to $7.4 million from $5.0 million for the prior year despite declines in investment brokerage and mortgage origination fees. This favorable increase resulted primarily from an increase of $2.1 million, or 142.8% to $3.5 million, in service charges and fees on deposit accounts due to the addition of Community coupled with deposit growth and the benefit of a full year of the overdraft protection service implemented during 2003. Non-interest income also benefited from a one-time gain received on The Community Bank’s investment in Sidus Financial, LLC (Sidus). Sidus was a mortgage banking company that served Community bank and mortgage broker customers. On October 4, 2004, Sidus was sold for a combination of cash, stock and future consideration if certain performance targets are met. As a result of this transaction, the Company realized a pre-tax gain of $293,000. In addition, during the fourth quarter the company posted a pre-tax gain of $107,000 on our investment in Salem Capital Partners, L.P. Income from investment brokerage fees decreased from the prior year by $235,000, or 24.8%, to $712,000. The strong 2003 results were due to a new investment product that was offered for a limited time. Fees on the origination of residential mortgage loans sold into the secondary market declined $600,000 to $750,000 as the level of home mortgage refinancings dramatically slowed from the levels experienced in 2002 and 2003 due to the low interest rate environment in those periods. While market conditions may not provide the opportunities to generate fee income similar to those levels we experienced in 2003, management is committed to growing our non-interest income base through continued support of those areas that generate our fee income.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3%. For 2004 our ratio was 2.36%, down from a ratio of 2.63% in 2003. Because of our continued strong growth we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2004, our non-interest expense increased $9.2 million, or 50.1%. Salary and employee benefits expense increased $4.1 million, or 43.2%, and reflects the addition of personnel associated with Community and Davidson transactions, staff additions to bring item processing in-house for the consolidated company, additions of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.3 million, or 42.9%, reflecting the expenses associated with our continued expansion and investments in technology to support our banking operations, including in-house processing. Other non-interest expenses increased $3.7 million, or 65.7%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. Also, the company has incurred a significant increase in fees paid to outside service providers to assist us in the documentation and testing required for compliance with Section 404 of the 2002 Sarbanes-Oxley Act (SOX). In addition, we incurred a full year of fees paid to service our consumer finance loan portfolio. During the fourth quarter of 2003, the bank ceased operation of its consumer finance subsidiary. Simultaneously, the bank entered into an agreement with the former president of that subsidiary to service these loans on the behalf of the bank. On October 18, 2004, the bank and Community were merged into a single bank under the bank’s name. In conjunction with this merger, the newly consolidated bank has successfully brought core processing in-house. This function was previously an outsourced service for the bank. As a consequence of converting the bank’s primary operating system, it was necessary to terminate our contract with our previous item processing provider at a cost of $550,000. The company believes that the synergies we will achieve by taking these steps will have an immediate and lasting positive impact on our customers as well as our non-interest expense

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.9% for the year ending December 31, 2004 and 35.0% for the year ended December 31, 2003.

RESULTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

Net Income. Our net income for 2003 was $3.7 million, an increase of $449,000 from net income of $3.2 million earned in 2002. Net income per share was $.41 basic and $.40 diluted for the year ended December 31, 2003, up from $.37 basic and $.35 diluted for 2002. We have continued to experience strong growth, with total assets averaging $696.5 million as compared to $555.4 million in 2002, an increase of 25.4%. In absolute terms, our net interest income after provision for loan losses increased by $3.2 million and our non-interest income grew by $1.1 million to $5.0 million, exceeding the increase of $3.6 million in non-interest expenses. Primarily as a result of strong loan growth during 2003, the provision for loan losses increased $630,000 from 2002 levels to $2.3 million. While the interest rate environment was less volatile in 2003 than in recent prior years, we did experience an additional interest rate cut by the Federal Reserve in June of 2003. While this historically low interest rate environment has hampered our asset yields, our growth in interest-earning assets combined with lower funding costs resulted in an increase of $3.8 million in net interest income. Our expense growth included the completion of a new banking office and corporate headquarters building, entering into a servicing agreement for our consumer finance loan portfolio, as well as personnel and other infrastructure costs associated with expansion of our business. While these expenses represent investments in building and refining our franchise for the future, their initial effect hampers earnings.

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

Provision for Loan Losses. We recorded a $2.3 million provision for loan losses for the year ended December 31, 2003, representing an increase of $630,000 from the $1.7 million provision we made for the year ended December 31, 2002. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” We have continued to increase the level of our allowance for loan losses as a result of the continued growth in our loan portfolio. Total loans receivable increased by $97.8 million during 2003 and by $61.7 million during 2002. In addition to loan growth affecting our provision for loan losses, net loan charge-offs, which totaled $1.4 million during 2003, an increase from $713,000 in 2002, also impacted the provision expense. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .29% for the year ended December 31, 2003 as compared with .18% for the year ended December 31, 2002. Our consumer finance lending accounted for $774,000 or 57.2% of net charge-offs during 2003, an increase of $368,000 from the prior year. Management decided the consumer finance business was no longer part of the company’s strategic direction, and during the fourth quarter of 2003 we ceased originating new consumer finance loans. It is expected that the residual consumer finance loan portfolio will payoff over a thirty-six month time frame and the company’s level of charge-offs as a percentage of loan outstandings will decline. Nonperforming loans totaled $769,000 or .15% of total loans at December 31, 2003, as compared with $1.8 million or .43% of total loans at December 31, 2002. The allowance for loan losses at December 31, 2003 of $7.3 million represents 1.40% of total loans and 946% of nonperforming loans. The allowance for loan losses at December 31, 2002 of $6.3 million equaled 1.50% of total loans outstanding at that date.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Because of our continued growth and the availability of relatively low cost funding sources, we have maintained a relatively high level of liquidity in the form of federal funds sold and investment securities. These aggregated $313.0 million at December 31, 2004, compared to $231.0 million and $152.8 million at December 31, 2003 and 2002, respectively. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $304.2 million, as of December 31, 2004, from the Federal Home Loan Bank of Atlanta, with $147.8 million outstanding as of that date. At December 31, 2003 we had FHLB borrowings outstanding of $96.5 million. Funding costs have been low during 2004 with lower deposit costs due to the core deposit base acquired from Community coupled with higher rate certificates of deposit maturing into the lower rate environment and increased use of floating rate funding on both deposits and borrowings. We also had repurchase agreements with a total outstanding balance of $30.6 million at December 31, 2004. Of this balance, $10.6 million were done as accommodations for our deposit customers and $20.0 million were outstanding with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At December 31, 2004, our outstanding commitments to extend credit consisted of loan commitments of $139.4 million and amounts available under home equity credit lines, other credit lines and letters of credit of $66.4 million, $8.5 million and $10.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eight-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 60.4% of our total deposits at December 31, 2004, a slight increase from 59.9% at December 31, 2003. Brokered and out-of-market deposits totaled $195.3 million at year-end 2004 and $159.2 million at year-end 2003, which comprised 23.7% and 27.7% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 33.3% of our total deposits at December 31, 2004 and 31.7% at December 31, 2003. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects contractual obligations of the company outstanding as of December 31, 2004.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Short-term borrowings	$69,647	$69,647	$—	$—	$—
Long-term debt	163,493	—	50,250	10,000	103,243
Operating leases	2,178	564	664	505	445

Total contractual cash obligations excluding deposits	235,318	70,211	50,914	10,505	103,688

Deposits	845,228	643,698	133,166	52,864	15,500

Total contractual cash obligations	$1,080,546	$713,909	$184,080	$63,369	$119,188

     The following table reflects other commitments of the company outstanding as of December 31, 2004.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$66,443	$542	$69	$96	$65,736
Other commitments and credit lines	108,941	88,506	15,651	2,070	2,714
Undisbursed portion of construction loans	48,938	31,965	12,739	1,915	2,319
Fixed rate mortgage loan commitments	86	86	—	—	—
Other purchase commitments	325,000	325,000	—	—	—

Total other commitments	$549,408	$446,099	$28,459	$4,081	$70,769

OFF-BALANCE SHEET ARRANGEMENTS

Information about the company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements. As part of its ongoing business, the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, the company’s sole SPE activity is with Southern Community Capital Trust II, the subsidiary that issued 3,450,000 Trust Preferred Securities in November 2003.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2004 was $136.9 million. At that date, our capital to asset ratio was 11.2%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2004 was 11.79%.

The bank and the company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2004, the company exceeded its regulatory capital requirements.

	At December 31, 2004
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	13.82%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.79%	4.00%	6.00%
Leverage ratio	9.68%	4.00%	5.00%

The company’s trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. The Board of Governors of the Federal Reserve, on March 1, 2005, adopted a final rule allowing the continued limited inclusion of trust preferred securities in the Tier 1 capital. The Board’s final rule limits restricted core capital elements to twenty-five percent of all core capital elements.

As of December 31, 2004 the company had a single subsidiary for the purpose of issuing trust preferred securities.

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

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

When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in securities, primarily securities issued by governmental agencies and mortgage-backed securities. The securities portfolio contributes to increased profitability and plays an important part in our overall interest rate risk management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or for borrowings.

In reviewing the needs of our bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including income simulations and gap analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model, as of October 31, 2004, if interest rates increase by two percentage points, our net interest income over a one-year time frame could increase by approximately 3.7% or $1.3 million. As of October 31, 2004, if interest rates decrease by one percentage point (given the present level of the targeted Federal funds rate), our net interest income over a one-year time frame could decrease by approximately 3.1% or $1.1 million.

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

Our balance sheet, based on gap measurements, was asset-sensitive at December 31, 2004 in the three-month horizon and liability-sensitive in the one-year period. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could deteriorate initially followed by improvement, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2004 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market and NOW deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market and NOW deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2004
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets
Loans and loans held for sale	$491,094	$31,955	$523,049	$273,054	$796,103
Investment securities available for sale	—	2,750	2,750	235,014	237,764
Investment securities held to maturity	—	2,053	2,053	73,092	75,145
Federal funds sold	80	—	80	—	80

Total interest-earning assets	$491,174	$36,758	$527,932	$581,160	$1,109,092

Interest-bearing liabilities
Deposits:
Money market and NOW deposits	$236,121	$—	$236,121	$—	$236,121
Time deposits greater than $100,000	72,085	60,240	132,325	149,052	281,377
Other time deposits	80,538	101,194	181,732	47,478	229,210
Borrowings	69,647	—	69,647	163,493	233,140

Total interest-bearing liabilities	$458,391	$161,434	$619,825	$360,023	$979,848

Interest sensitivity gap per period	$32,783	$(124,676)	$(91,893)	$221,137	$129,244

Cumulative gap	$32,783	$(91,893)	$(91,893)	$129,244	$129,244

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	107.15%	22.77%	85.17%	161.42%	113.19%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2004.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2004 Occurring in the Indicated Year
								Average
						Beyond		Interest	Estimated
	2005	2006	2007	2008	2009	Five Years	Total	Rate	Fair Value
(Dollars in thousands)
FINANCIAL ASSETS
Federal funds sold	$80	$—	$—	$—	$—	$—	$80	2.41%	$80
Investment securities (1) (2)	4,803	10,614	32,981	22,033	8,995	233,483	312,909	3.94%	312,469
Loans (3):
Fixed rate	46,677	43,119	29,950	47,696	32,931	119,358	319,731	6.20%	300,981
Variable rate	476,372	—	—	—	—	—	476,372	5.68%	500,094

Total	$527,932	$53,733	$62,931	$69,729	$41,926	$352,841	$1,109,092	4.84%	$1,113,624

FINANCIAL LIABILITIES
Money market and NOW deposits	$236,121	$—	$—	$—	$—	$—	$236,121	0.87%	236,121
Time deposits	314,057	79,802	53,364	14,837	33,027	15,500	510,587	2.81%	496,559
Short-term borrowings	69,647	—	—	—	—	—	69,647	2.48%	69,607
Long-term borrowings	35,653	5,250	45,000	—	10,000	67,590	163,493	4.12%	167,328

Total	$655,478	$85,052	$98,364	$14,837	$43,027	$83,090	$979,848	2.10%	$969,615

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.

(2)	Callable securities and borrowings with favorable market rates at December 31, 2004 are assumed to mature at their call dates for purposes of this table.

(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data and common stock price)
Interest income	$14,744	$13,909	$13,154	$12,849	$9,510	$9,338	$8,801	$8,370
Interest expense	5,674	5,061	4,513	4,409	3,945	3,657	3,625	3,524

Net interest income	9,070	8,848	8,641	8,440	5,565	5,681	5,176	4,846
Provision for loan losses	350	575	717	597	595	465	685	540

Net interest income after provision for loan losses	8,720	8,273	7,924	7,843	4,970	5,216	4,491	4,306
Non-interest income	2,249	1,848	1,780	1,529	1,134	1,257	1,424	1,170
Non-interest expense	7,147	6,896	6,726	6,751	4,818	4,892	4,604	4,019

Income before income taxes	3,822	3,225	2,978	2,621	1,286	1,581	1,311	1,457
Income taxes	1,469	1,119	1,021	935	450	553	459	510

Net income	$2,353	$2,106	$1,957	$1,686	$836	$1,028	$852	$947

Per share data:
Net income:
Basic	$0.13	$0.12	$0.11	$0.11	$0.09	$0.12	$0.10	$0.11
Diluted	0.13	0.12	0.11	0.10	0.09	0.11	0.09	0.10

Common stock price:
High	$11.67	$11.73	$12.15	$13.43	$11.17	$10.46	$9.95	$8.08
Low	9.82	8.71	9.27	11.00	9.91	8.88	7.57	6.30

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

	At December 31,
	2004		2003		2002
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$238,454	30.0%	$150,312	28.9%	$118,572	28.1%
Commercial mortgage loans	295,130	37.1%	186,758	35.9%	137,812	32.7%
Construction loans	102,282	12.8%	71,908	13.8%	64,500	15.3%
Commercial and industrial loans	127,432	16.0%	87,127	16.8%	71,948	17.0%
Loans to individuals	32,805	4.1%	23,641	4.6%	29,106	6.9%

Subtotal	796,103	100.0%	519,746	100.0%	421,938	100.0%

Less: Allowance for loan losses	(12,537)		(7,275)		(6,342)

Net loans	$783,566		$512,471		$415,596

	At December 31,
	2001		2000
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$105,357	29.2%	$84,280	29.9%
Commercial mortgage loans	89,354	24.8%	59,410	21.0%
Construction loans	61,558	17.1%	52,800	18.7%
Commercial and industrial loans	77,820	21.6%	60,280	21.4%
Loans to individuals	26,199	7.3%	25,391	9.0%

Subtotal	360,288	100.0%	282,161	100.0%

Less: Allowance for loan losses	(5,400)		(4,283)

Net loans	$354,888		$277,878

The following table represents The Community Bank as of:

	At December 31,
	2003
		Percent
	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$60,061	34.0%
Commercial mortgage loans	75,557	42.9%
Construction loans	3,459	2.0%
Commercial and industrial loans	26,801	15.2%
Loans to individuals	10,424	5.9%

Subtotal	176,302	100.0%

Less: Allowance for loan losses	(4,860)

Net loans	$171,442

The following table presents at December 31, 2004 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, which mature after one year:

	At December 31, 2004
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Loans:
Residential mortgage	$136,800	5.97%	$46,147	6.93%	$54,175	6.42%	$237,122	6.26%
Commercial mortgage	164,326	5.81%	77,005	6.44%	53,742	5.72%	295,073	5.97%
Construction	97,165	5.55%	858	6.31%	4,259	6.00%	102,282	5.58%
Commercial and industrial	106,718	5.70%	15,753	6.10%	4,386	5.50%	126,857	5.74%
Individuals	17,281	6.96%	12,828	8.01%	2,486	4.08%	32,595	7.15%

Total	522,290	5.82%	152,591	6.68%	119,048	6.01%	793,929	6.01%

Nonaccrual loans	759		1,105		310		2,174

Loans, gross	$523,049		$153,696		$119,358		$796,103

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Real estate loans represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one to four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $635.9 million at December 31, 2004, representing 79.9% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association–conforming loans. Many of the fixed-rate one to four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties. Residential mortgage loans held for sale totaled $3.6 million at December 31, 2004. We receive income from residential mortgage loans originated for sale in the secondary market, with such fees aggregating $750,000 for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2003. We anticipate that we will continue to be an active originator of residential loans for sale to third parties.

Residential loans are generated through our in-house staff as well as the bank’s existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one to four family residences and on home equity credit lines. Our residential mortgage loans totaled $238.4 million at December 31, 2004, and included $128.5 million in one-to-four family permanent mortgage loans, $89.8 million in outstanding advances under home equity credit lines, and $20.0 million of other loans secured by residential real estate. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

Commercial Mortgage Loans. Our commercial mortgage loans totaled $295.1 million at December 31, 2004. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years.

Construction Loans. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower), and we provide construction financing to builders including acquisition development and spec home financing. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $102.3 million at December 31, 2004.

Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2004, our commercial loan portfolio equaled $127.4 million or 16.0% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and re-price more frequently than other types of loans, such as real estate loans. More frequent re-pricing means that yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals. Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

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

The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, SVP in charge of Credit Administration, and five outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests in excess of $3.5 million. As of December 31, 2004, the legal lending limit for the bank was approximately $16.7 million. Subsequent to year-end 2004, an internal bank committee was formed. This committee is comprised of seven members whom review all loan requests between $6.1 million and $9.0 million. The Board Loan Committee will review all loan requests in excess of $9.0 million.

ASSET QUALITY

We consider asset quality to be of primary importance. We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrowers risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. As part of the loan review function, we used an independent third party to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. We also give consideration to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for potential losses inherent in the loan portfolio.

Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after timely collection efforts and a thorough review has been completed. Further collection efforts are then pursued through various means including legal remedies. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$2,174	$769	$1,823	$894	$276
Restructured loans	—	—	—	—	—

Total nonperforming loans	2,174	769	1,823	894	276

Foreclosed assets	1,085	272	383	347	4

Total nonperforming assets	$3,259	$1,041	$2,206	$1,241	$280

Accruing loans past due 90 days or more	$—	$—	$—	$—	$15
Allowance for loan losses	12,537	7,275	6,342	5,400	4,283
Nonperforming loans to period end loans	.27%	.15%	.43%	.25%	.10%
Allowance for loan losses to period end loans	1.57%	1.40%	1.50%	1.50%	1.52%
Allowance for loan losses to nonperforming loans	577%	946%	348%	604%	1,552%
Nonperforming assets to total assets	.27%	.13%	.36%	.26%	.07%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, therefore they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2004, we had identified $7.8 million of potential problem loans. Had these potential problem loans been placed on non-accrual status our ratio of nonperforming loans to total loans a would have been 1.3% at December 31, 2004.

At December 31, 2004, we had $2.2 million of nonaccrual loans. At that time, the largest nonaccrual balance to any one borrower was $510,000, with the average balance for the 72 nonaccrual loans being $30,200.

Real estate owned consists of foreclosed assets, repossessed and idled properties. At December 31, 2004 real estate owned totaled $1.1 million or .09% of total assets, and consisted of twelve properties. The largest dollar value of a property is $445,000. We have reviewed recent appraisals of these properties and believe that the fair value, less estimated costs to sell, exceed their carrying value.

Analysis of Allowance for Loan Losses

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a monthly basis our Board Loan Committee reviews our loan portfolio and conducts an evaluation of our credit quality. The Board Loan Committee reports directly to Board of Directors. Quarterly the Board of Directors reviews the loan loss provision. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.

We use our risk grading program, as described under “ASSET QUALITY,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditors, internal loan review and by an independent third party. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment, objective criteria and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses or the borrower may default if the deficiencies are not corrected. A reserve of up to 20% is generally allocated to each of these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and default is likely. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Net charge-offs increased $72,000 in 2004 to $1.4 million. However, due to our expanded loan base as a result of the Community transaction, the percentage of net loan charge-offs to average loans outstanding decreased to .19% for the year ended December 31, 2004, from .29% for the year-ended 2003. Our consumer finance lending accounted for $687,000 or 48.2% of net charge-offs during 2004, a decrease of $87,000 from the prior year. During the fourth quarter of 2003 the bank ceased the consumer finance operations. It is expected that the residual consumer finance loan portfolio will payoff over a twenty-four month time frame and the company’s level of charge-off as a percentage of loan outstandings will decline as a result. Our provision for loan losses totaled $2.2 million for the year-ended December 31, 2004. Our allowance for loan losses at December 31, 2004 of $12.5 million represents 1.57% of total loans and 577% of nonperforming loans. Our allowance for loan losses at December 31, 2003 was $7.3 million and represented 1.40% of total loans.

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

While net loan charge-offs to average loans experienced improvement in 2004, nonperforming loans as a percentage of total loans and nonperforming assets to total assets have increased 12 basis points and 14 basis points, respectively, from year-end 2003. In addition, potential problem loans, as described under “ASSET QUALITY,” have increased $3.1 million from December 2003 levels to $7.8 million. The unfavorable trends in nonperforming loans and assets coupled with deterioration in previously disclosed impaired loans and continued evaluation of Community’s loan portfolio has cautioned management to maintain the allowance for loan losses to total loans at a level above that of 2003. Specific reserves have been established for certain problem loans and management continuously monitors our asset quality. As potential problem credit issues are resolved, as our nonperforming trends improve and as management further evaluates the asset quality of the Community loan portfolio, the allowance will be adjusted to reflect those changes.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur. It is management’s practice to maintain the unallocated portion of the allowance to 10% to 20% of the total allowance. As of December 31, 2004 the unallocated allowance represented 20% of the total allowance. As of December 31, 2003 the unallocated allowance represented 17% of the total allowance.

	At December 31,
	2004		2003		2002
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Residential mortgage loans	$1,419	30.0%	$475	28.9%	$350	28.1%
Commercial mortgage loans	3,500	37.1%	2,200	35.9%	1,500	32.7%
Construction loans	1,924	12.8%	1,100	13.8%	1,100	15.3%
Commercial and industrial loans	1,815	16.0%	1,200	16.8%	1,000	17.0%
Loans to individuals	1,304	4.1%	1,050	4.6%	1,225	6.9%
Unallocated	2,575	—%	1,250	—%	1,167	—%

Total	$12,537	100.0%	$7,275	100.0%	$6,342	100.0%

	At December 31,
	2001		2000
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Residential mortgage loans	$550	29.2%	$350	29.9%
Commercial mortgage loans	825	24.8%	525	21.0%
Construction loans	1,000	17.1%	900	18.7%
Commercial and industrial loans	1,100	21.6%	900	21.4%
Loans to individuals	925	7.3%	650	9.0%
Unallocated	1,000	—%	958	—%

Total	$5,400	100.0%	$4,283	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

     The following table presents for the periods indicated information regarding changes in our allowance for loan losses:

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$7,275	$6,342	$5,400	$4,283	$3,013

Charge-offs:
Residential mortgage loans	—	—	82	115	—
Commercial mortgage loans	43	—	—	53	—
Construction loans	312	—	113	—	—
Commercial and industrial loans	120	398	90	416	122
Loans to individuals	1,099	1,022	473	663	90

Total charge-offs	1,574	1,420	758	1,247	212

Recoveries:
Construction loans	—	—	—	—	—
Commercial and industrial loans	7	31	15	29	1
Loans to individuals	143	37	30	15	1

Total recoveries	150	68	45	44	2

Net charge-offs	(1,424)	(1,352)	(713)	(1,203)	(210)

Provision for loan losses	2,239	2,285	1,655	2,320	1,480

Allowance for loans acquired in purchase transactions, net	4,447	—	—	—	—

Balance at end of period	$12,537	$7,275	$6,342	$5,400	$4,283

Total loans outstanding	$796,103	$519,746	$421,938	$360,288	$282,161

Average loans outstanding	$742,333	$471,808	$395,745	$318,696	$240,888

Allowance for loan losses to loans outstanding	1.57%	1.40%	1.50%	1.50%	1.52%

Ratio of net loan charge-offs to average loans outstanding	.19%	.29%	.18%	.38%	.09%

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

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2004
Securities available for sale:
U.S. Government agencies	$69,038	$106	$274	$68,870
Mortgage-backed	150,282	833	947	150,168
Municipals	1,000	1	2	999
Other	17,635	92	—	17,727

	$237,955	$1,032	$1,223	$237,764

Securities held to maturity:
U.S. Government agencies	$59,692	$22	$851	$58,863
Mortgage-backed	3,971	46	4	4,013
Municipals	10,481	341	9	10,813
Other	1,001	15	—	1,016

	$75,145	$424	$864	$74,705

December 31, 2003
Securities available for sale:
U.S. Government agencies	$33,567	$685	$7	$34,245
Mortgage-backed	127,678	1,058	884	127,852
Other	6,403	—	—	6,403

	$167,648	$1,743	$891	$168,500

Securities held to maturity:
U.S. Government agencies	$61,291	$56	$1,276	$60,071
Mortgage-backed	640	11	13	638
Municipals	326	9	—	335

	$62,257	$76	$1,289	$61,044

December 31, 2002
Securities available for sale:
U.S. Government agencies	$21,254	$901	$—	$22,155
Mortgage-backed	67,618	1,802	—	69,420
Other	5,355	—	—	5,355

	$94,227	$2,703	$—	$96,930

Securities held to maturity:
U.S. Government agencies	$44,000	$540	$—	$44,540
Mortgage-backed	421	22	—	443
Municipals	328	8	—	336

	$44,749	$570	$—	$45,319

The following table presents the carrying values, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2004:

			Weighted
	Amortized	Fair	Average/
	Cost	Value	Yield
	(Amounts in thousands)
Securities available for sale:
U.S. Government agencies
Due within one year	$2,402	$2,425	5.52%
Due after one but within five years	50,195	49,948	3.17%
Due after five but within ten years	16,441	16,497	4.43%

	69,038	68,870	3.55%

Mortgage-backed
Due after one but within five years	2,829	2,825	3.33%
Due after five but within ten years	97,612	96,995	3.75%
Due after ten years	49,841	50,348	4.27%

	150,282	150,168	3.92%

State and local governments
Due after ten years	1,000	999	4.24%

Other
Due within one year	325	325	2.00%
Due after five but within ten years	617	617	3.75%
Due after ten years	16,693	16,785	5.37%

	17,635	17,727	4.36%

Total securities available for sale
Due within one year	$2,727	$2,750	4.86%
Due after one but within five years	53,024	52,773	3.18%
Due after five but within ten years	114,670	114,109	3.83%
Due after ten years	67,534	68,132	4.35%

	$237,955	$237,764	3.82%

Securities held to maturity:
U. S. Government agencies
Due after one but within five years	$16,104	$16,041	3.51%
Due after five but within ten years	23,451	23,008	3.74%
Due after ten years	20,137	19,814	5.14%

	59,692	58,863	4.15%

Mortgage-backed
Due after five but within ten years	754	782	5.74%
Due after ten years	3,217	3,231	4.81%

	3,971	4,013	4.99%

State and local governments (1)
Due within one year	1,052	1,059	3.55%
Due after one but within five years	5,747	5,863	3.07%
Due after five but within ten years	2,533	2,689	4.17%
Due after ten years	1,149	1,202	4.26%

	10,481	10,813	3.51%

Other
Due within one year	1,001	1,016	7.26%

Total securities held to maturity
Due within one year	2,053	2,075	5.35%
Due after one but within five years	21,851	21,904	3.40%
Due after five but within ten years	26,738	26,479	3.83%
Due after ten years	24,503	24,247	5.05%

	$75,145	$74,705	4.15%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

At December 31, 2004, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the company’s stockholders’ equity.

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

We have also used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2004, swap derivatives with a total notional value of $53.5 million, with terms ranging up to twenty-nine years, were outstanding.

Although off-balance sheet derivative financial instruments do not expose the company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2004, our interest rate swaps reflected a net unrealized loss of $188,300. In addition, the bank liquidated two interest rate swap contracts in order to effectively lock-in its hedged position. The bank realized gains of $1.1 million on the liquidation of these contracts, which are being amortized into income over the remaining lives of the original contract terms.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2004, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions we hold.

A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this  Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out of market deposits as funding sources. As of December 31, 2004, we have $137.9 million of brokered deposits and $57.4 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing NOW and money market accounts	$241,363	0.84%	$138,926	0.97%	$102,427	1.31%

Time deposits $100,000 or more	257,034	2.63%	154,026	2.79%	114,971	3.96%

Other time deposits	229,584	1.95%	163,960	2.59%	172,456	3.62%

Total interest-bearing deposits	727,981	1.82%	456,912	2.17%	389,854	3.11%

Demand and other non-interest-bearing deposits	85,583		45,101		34,766

Total average deposits	$813,564	1.63%	$502,013	1.97%	$424,620	2.86%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2004:

At December 31, 2004
(In thousands)
Remaining maturity:
Less than three months	$72,085
Three to six months	32,725
Six to twelve months	27,515
Over twelve months	149,052

Total	$281,377

Borrowings

As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. As set forth in the following table, outstanding advances at December 31, 2004 totaled $147.8 million, and are secured by loans with a carrying amount of $188.2 million, which approximates market value, and investment securities with a market value of $128.1 million.

	Interest
Year of Maturity	Rate	Amount
		(In thousands)
2005	2.59%	$20,000
2006	—%	—
2007	3.00%	45,000
2008	1.93%	5,250
2009	2.15%	10,000
Thereafter	3.45%	67,590

		$147,840

In addition to the Federal Home Loan Bank advances, we also had a repurchase agreement with an outstanding balance of $30.6 million at December 31, 2004. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit aggregating $130.0 million from various institutions. The repurchases must be adequately collateralized.

In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $73.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had $19.0 million of federal funds borrowings outstanding under these lines as of December 31, 2004.

Borrowings that are scheduled to be repaid within one year are classified as short-term borrowings. For 2004 and 2003, average outstanding short-term borrowings were $68.9 million and $37.5 million, respectively.

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

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

Other Recent Developments

On January 20, 2005, the company announced the declaration of its second annual cash dividend of $0.12 per share of its common stock which was paid on March 15, 2005, to shareholders of record on February 22, 2005.

On February 5, 2005, Richard M. Cobb, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southern Community Financial Corporation, announced his resignation from the Company effective February 7, 2005. Mr. Cobb notified the Company’s Chairman that he was resigning to pursue other interests. He had served as Chief Financial Officer of Southern Community Bank and Trust, the Company’s subsidiary and its predecessor, since its incorporation. As a result of Mr. Cobb’s departure, the company will take a onetime charge of approximately $300,000 in the first quarter relating to supplemental retirement benefits.

On February 18, 2005, a borrower included in our discussion of potential problem loans, as noted in “Nonperforming Assets” above, filed Chapter 11 Bankruptcy. The loan has been placed on nonaccrual status and we are working through the bankruptcy process to collect our loan. The bank has total exposure of $4.4 million to this customer with $4.0 million outstanding as of the March 7, 2005. The loan is secured by real estate, accounts receivable, inventory and equipment. Management had previously established a specific reserve that is estimated to be sufficient to absorb losses in excess of the liquidation value of our collateral position.

In addition, subsequent to year-end another borrower, also included in our discussion of potential problem loans as noted in “Nonperforming Assets” above, defaulted on their agreement. The bank’s current exposure to this counterparty is approximately $2.2 million. The loan is secured by real estate. Upon default by the borrower management placed the loan on nonaccrual status, initiated demand letters and has begun foreclosure proceedings. Based on our collateral position, management believes that any losses on this credit will be minimal.

Due to the pending adoption of SFAS No. 123 (revised), on March 8, 2005, the Compensation Committee of the Board voted to immediately vest all outstanding unvested options. As a result of this change, the Company will take an estimated one-time charge of less than $200,000 during the first quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment. SFAS No. 123 (revised) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has calculated the company’s net income impact to be in excess of $3.0 million, on a pre-tax basis, over the ensuing five-year period after the July 1, 2005 adoption of SFAS No. 123 (revised).

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

See “MARKET RISK” under Item 7.

Item 8. Financial Statements

The information required by this item is filed herewith.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiaries
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC
Sanford, North Carolina
March 18, 2005

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands,
	except share data)
Assets

Cash and due from banks	$17,758	$22,929
Federal funds sold	80	271
Investment securities (Note 4)
Available for sale, at fair value	237,764	168,500
Held to maturity (fair value of $74,705 and $61,044 at December 31, 2004 and 2003, respectively)	75,145	62,257

Loans (Note 5)	796,103	519,746
Allowance for loan losses (Note 6)	(12,537)	(7,275)

Net Loans	783,566	512,471

Premises and equipment (Note 7)	28,325	17,337
Goodwill	50,135	—
Other assets (Note 8 and 12)	29,588	14,737

Total Assets	$1,222,361	$798,502

Liabilities and Stockholders’ Equity

Deposits
Demand	$98,520	$51,868
Money market and NOW	221,025	179,076
Savings	15,096	—
Time (Note 9)	510,587	344,274

Total Deposits	845,228	575,218

Short-term borrowings (Note 10)	69,647	51,900
Long-term debt (Note 10 and 11)	163,493	117,627
Other liabilities (Note 12)	7,087	2,866

Total Liabilities	1,085,455	747,611

Stockholders’ Equity (Notes 11 and 16)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,819,234 and 8,986,796 shares issued and outstanding at December 31, 2004 and 2003, respectively	125,200	44,377
Retained earnings	11,693	5,493
Accumulated other comprehensive income	13	1,021

Total Stockholders’ Equity	136,906	50,891

Commitments (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,222,361	$798,502

See accompanying notes

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$42,843	$27,478	$25,689
Investment securities available for sale	9,306	6,022	4,901
Investment securities held to maturity	2,454	2,469	2,576
Federal funds sold	53	50	115

Total Interest Income	54,656	36,019	33,281

Interest Expense
Money market, savings and NOW deposits	2,027	1,346	1,342
Time deposits	11,199	8,544	10,800
Borrowings	6,431	4,861	3,661

Total Interest Expense	19,657	14,751	15,803

Net Interest Income	34,999	21,268	17,478

Provision for Loan Losses (Note 6)	2,239	2,285	1,655

Net Interest Income After Provision for Loan Losses	32,760	18,983	15,823

Non-Interest Income (Note 15)	7,406	4,985	3,927

Non-Interest Expense
Salaries and employee benefits	13,749	9,603	7,758
Occupancy and equipment	4,352	3,045	2,508
Other (Note 15)	9,419	5,685	4,515

Total Non-Interest Expense	27,520	18,333	14,781

Income Before Income Taxes	12,646	5,635	4,969

Income Tax Expense (Note 14)	4,544	1,972	1,755

Net Income	$8,102	$3,663	$3,214

Net Income Per Share
Basic	$.47	$.41	$.37
Diluted	.45	.40	.35

Weighted Average Shares Outstanding
Basic	17,298,285	8,826,780	8,788,295
Diluted	18,033,333	11,369,429	9,085,853

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands)
Net income	$8,102	$3,663	$3,214

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(1,043)	(1,851)	1,465
Tax effect	403	713	(565)
Reclassification of gains recognized in net income	—	—	(70)
Tax effect	—	—	27

Net of tax amount	(640)	(1,138)	857

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(111)	(250)	1,461
Tax effect	43	73	(502)
Reclassification of gains recognized in net income	(480)	(406)	(52)
Tax effect	180	156	18

Net of tax amount	(368)	(427)	925

Total other comprehensive income (loss)	(1,008)	(1,565)	1,782

Comprehensive income	$7,094	$2,098	$4,996

See accompanying notes

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2001	8,354,990	$40,285	$1,362	$804	$42,451

Net income	—	—	3,214	—	3,214

Other comprehensive income, net of tax	—	—	—	1,782	1,782

Common stock issued pursuant to:
5% stock dividend	416,601	2,733	(2,733)	—	—

Cash paid in lieu of fractional shares	—	—	(13)	—	(13)

Stock options exercised	20,092	77	—	—	77

Current income tax benefit	—	28	—	—	28

Balance at December 31, 2002	8,791,683	43,123	1,830	2,586	47,539

Net income	—	—	3,663	—	3,663

Other comprehensive loss, net of tax	—	—	—	(1,565)	(1,565)

Common stock issued pursuant to:
Conversion of trust preferred securities	21,187	175	—	—	175

Issuance costs	—	(13)	—	—	(13)

Stock options exercised	173,926	770	—	—	770

Current income tax benefit	—	322	—	—	322

Balance at December 31, 2003	8,986,796	44,377	5,493	1,021	50,891

Net income	—	—	8,102	—	8,102

Other comprehensive loss, net of tax	—	—	—	(1,008)	(1,008)

Common stock issued pursuant to:
Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788

Business combination	6,426,532	62,659	—	—	62,659

Fair value of stock options issued in connection with a business combination	—	349	—	—	349

Stock options exercised	323,710	1,445	—	—	1,445

Employee stock purchase plan	22,350	171	—	—	171

Current income tax benefit	—	411	—	—	411

Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at December 31, 2004	17,819,234	$125,200	$11,693	$13	$136,906

See accompanying notes

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$8,102	$3,663	$3,214

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,087	2,041	1,337
Provision for loan losses	2,239	2,285	1,655
Realized (gain) on sales of available for sale securities, net	—	—	(70)
Realized (gain) on sale of premises and equipment	(20)	(98)	(3)
Deferred income taxes	820	(357)	(452)
Realized (gain) loss on sale of foreclosed assets	(75)	76	(21)
Change in assets and liabilities:
Increase in other assets	(4,349)	(2,153)	(1,505)
Increase (decrease) in other liabilities	1,606	338	1,590

Total Adjustments	4,308	2,132	2,531

Net Cash Provided by Operating Activities	12,410	5,795	5,745

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	191	10,813	11,842
Purchases of:
Available for sale investment securities	(141,996)	(127,391)	(112,297)
Held to maturity investment securities	(15,915)	(66,463)	(43,328)
Proceeds from maturities and calls of:
Available for sale investment securities	122,073	53,326	26,152
Held to maturity investment securities	20,572	—	21,220
Net increase in loans	(102,762)	(100,229)	(62,667)
Proceeds from termination of interest rate swaps	—	951	208
Purchases of premises and equipment	(7,626)	(3,543)	(5,066)
Proceeds from disposal of premises and equipment	169	657	3
Proceeds from sale of foreclosed assets	1,444	1,109	289
Purchase of bank-owned life insurance	(7,000)	(144)	(577)
Net cash used in business combination	(9,393)	—	—

Net Cash Used by Investing Activities	(140,243)	(181,952)	(131,097)

Cash Flows from Financing Activities
Net increase in deposits	67,578	126,223	56,365
Net increase in borrowings	55,370	22,169	50,726
Proceeds from issuance of trust preferred securities, net of debt issuance costs	—	33,292	15,923
Net proceeds from issuance of common stock	1,616	770	105
Cash dividends paid	(1,902)	—	—
Cash paid in lieu of fractional shares	—	—	(13)

Net Cash Provided by Financing Activities	122,662	182,454	123,106

Net Increase (Decrease) in Cash and Cash Equivalents	(5,171)	6,297	(2,246)
Cash and Cash Equivalents, Beginning of Year	22,929	16,632	18,878

Cash and Cash Equivalents, End of Year	$17,758	$22,929	$16,632

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$19,090	$14,446	$15,385
Income taxes paid	2,135	2,879	1,721

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$1,923	$1,069	$304
Increase (decrease) in fair value of securities available for sale, net of tax	(640)	(1,138)	857
Increase (decrease) in fair value of cash flow hedges, net of tax	368	(427)	925
Unrealized loss of fair value hedges	188	(140)	—
Convertible trust preferred securities converted to common stock	15,788	175	—

See accompanying notes

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. Southern Community Financial Corporation and its subsidiaries are collectively referred to herein as the “company”.

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks”, which include cash on hand, amounts due from banks with an original maturity of less than 90 days, and repurchase agreements.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2004, the daily average gross reserve requirement was $6.9 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds, mortgage-backed securities, and municipal securities not classified as trading securities or as held to maturity securities. The cost of debt securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums, accretion of discounts, interest and dividend income are included in investment income. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. The classification of securities is generally determined at the date of purchase.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The company recognizes certain origination and service release fees upon the sale, which are included in non-interest income in the consolidated statement of operations.

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the bank to adjust the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 11-30 years for premises and 3-7 years for furniture and equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. All goodwill resulting from acquisitions during the year ended December 31, 2004 will not be amortized. However, the other intangible assets, which consists of two not to compete agreements, which will be amortized over 36 and 48 months, respectively, and premiums on purchased core deposits which will be amortized over ten years using the straight-line method. SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair-value-approach. The company has not identified any impairment of goodwill. The carrying amount of goodwill resulting from acquisitions during the year ended December 31, 2004 is $50.1 million while the carrying amount of other intangible assets resulting from those acquisitions is $2.4 million.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences consist primarily of provision for loan losses, differences in the financial statement and income tax basis in premises and equipment and differences in financial statement and income tax basis in accrued liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

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

The company had utilized interest rate swap agreements to convert a portion of its variable-rate loans to a fixed rate (cash flow hedge), and to convert a portion of its fixed-rate debt to a variable rate (fair value hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives (Continued)

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

Per Share Data

Statement of Financial Accounting Standards (“SFAS”) No. 128, Accounting for Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the statements of income and a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend distributed October 15, 2002. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2004	2003	2002
Weighted average number of common shares used in computing basic net income per share	17,298,285	8,826,780	8,788,295

Effect of dilutive convertible preferred securities	219,624	2,088,975	—
Effect of dilutive stock options	515,424	453,674	297,558

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,033,333	11,369,429	9,085,853

For the year ended December 31, 2004, net income for determining diluted earnings per share was $8.1 million. For the year ended December 31, 2003, net income for determining diluted earnings per share was $4.5 million after adjusting for the $842,000 after tax effect of the expense associated with the 2,088,975 dilutive convertible preferred securities. For the years ended December 31, 2004, 2003 and 2002, there were 227,630, 14,700, and 227,925 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. For the year ended December 31, 2002 there were 2,088,975 of antidilutive shares related to the convertible trust preferred securities (see Note 11) since the conversion price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. As shown in the Recent Accounting Pronouncements of the Summary of Significant Accounting Policies, effective for the interim period beginning July 1, 2005, SFAS No. 123 and APB No. 25 will be superseded by SFAS No. 123 (revised).

	2004	2003	2002
		(Amounts in thousands,
		except per share data)
Net income:
As reported	$8,102	$3,663	$3,214

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(861)	(257)	(447)

Pro forma	$7,241	$3,406	$2,767

Basic earnings per share:
As reported	$.47	$.41	$.37
Pro forma	.42	.39	.31

Diluted earnings per share:
As reported	$.45	$.40	$.35
Pro forma	.40	.37	.31

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accumulated other comprehensive income at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(Amounts in thousands)
Unrealized holding gains - investment securities available for sale	$(191)	$852
Deferred income taxes	74	(329)

Net unrealized holding gains / (loss) - investment securities available for sale	(117)	523

Unrealized holding gains - cash flow hedge instruments	219	812
Deferred income taxes	(89)	(314)

Net unrealized holding gains - cash flow hedge instruments	130	498

Total accumulated other comprehensive income	$13	$1,021

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment. SFAS No. 123 (revised) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has calculated the company’s net income impact to be in excess of $3.0 million, on a pre-tax basis, over the ensuing five-year period after the July 1, 2005 adoption of SFAS No. 123 (revised).

In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (revised), Employers Disclosure about pensions and Other Postretirement Benefits. The revised statement requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Except for certain disclosures for foreign pension plans, future benefit payments and obligations, FAS No. 132 (revised) was effective for financial statements with fiscal years ending after December 15, 2003 and has been adopted by the company. Those exceptions mentioned above are effective for financial statements with fiscal years ending after June 15, 2005 and have been adopted by the company. The adoption of FAS No. 132 (revised) did not have a material impact on the company’s consolidated financial statements.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, Exchanges of Nonmonetary Assets. This statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is a result of the Financial Accounting Standards Board working with the International Accounting Standards Board in eliminating certain narrow differences between their existing accounting standards. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS No. 153 is not expected to have a material effect on the company’s consolidated financial statements.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin were effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the company.

In March 2004, the Emerging Issue Task Force (“EITF”) issued No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and is effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Certain effects of this issue, however, have been delayed and will be superseded concurrently with the final issuance of proposed EITF issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF issue No. 03-1. The adoption of EITF 03-1 is not expected to have a material effect on the company’s consolidated financial statements.

Accounting Changes

In January 2004, the company adopted FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity. However for the Company, adoption of FIN 46 required the deconsolidation of a grantor trust that issued the trust preferred securities reported in the consolidated financial statements as of December 31, 2003. The Company discontinued the consolidation of the trust and began reporting the junior subordinated debentures that the Company had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that are currently being reported are classified as long-term obligations. The impact of this change did not have a material effect on the consolidated financial statements. Except for the accounting treatment, the relationship between the Company and Southern Community Capital Trust II has not changed. Southern Community Capital Trust II continues to be a wholly-owned subsidiary of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect. Preferred securities have been reclassified and are included in long-term debt for consistent presentation. This change had no effect on either stockholders’ equity or net income.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

3) BUSINESS COMBINATIONS

On January 12, 2004, the company acquired all the stock of The Community Bank of Pilot Mountain, North Carolina through a definitive agreement in a fixed exchange of cash and stock. The Community Bank, founded in 1987, operates 10 Community-banking offices throughout Surry, Rockingham, Stokes, Iredell and Yadkin counties of North Carolina. For each share of stock owned, The Community Bank shareholders received $53.05 in cash, 4.8714 shares of newly issued Southern Community common stock or a combination of both, subject to an overall allocation of approximately 6.4 million shares of common stock and $15.2 million in cash. The acquisition provided the company with over $177 million in new loans, over $200 million in new deposits and just under $260 million in total new assets. The results of The Community Bank’s operations are reflected in the company’s consolidated financial statements from the date of acquisition.

The pro forma impact of The Community Bank is not material to 2004 as the acquisition occurred near the beginning of the year. The following table reflects the pro forma combined results of operations for the twelve months ended December 31, 2003, assuming the acquisition had occurred at the beginning of fiscal year 2003.

Twelve Months Ended
December 31, 2003
(Amounts in thousands)
Net interest income	$32,404
Net income	7,985

Net income per share:
Basic	$0.52
Diluted	0.46

In August 2004, the company acquired certain assets of two residential mortgage offices from J.R. Davidson Inc., dba Davidson Mortgage in Cornelius, North Carolina in exchange for cash. Davidson Mortgage, formed in 1997, is a mortgage banking company with two offices located in Cornelius, North Carolina and Lexington, South Carolina. Davidson’s primary focus is on conventional conforming and jumbo loan products and it closed over $90 million in loans during the year ended December 31, 2003, its last full year of operations under previous management. The results of Davidson Mortgage’s operations are reflected in the company’s consolidated financial statements from the date of acquisition. The proforma impact of the Davidson Mortgage acquisition is not material.

Purchase Price Allocations

The costs to acquire The Community Bank and Davidson Mortgage have been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of their acquisition as well as a summary of the total purchase price.

A summary of the total purchase price of The Community Bank is as follows:

(In thousands)
Fair value of common stock issued	$62,659
Cash paid for shares	15,257
Fair value of stock options exchanged	349
Transaction costs	878

Total purchase price	$79,143

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

3) BUSINESS COMBINATIONS (Continued)

Purchase Price Allocations (Continued)

A summary of the estimated value of The Community Bank assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$6,942
Investment securities available for sale	51,875
Investment securities held to maturity	17,796
Loans receivable, net	172,495
Premises and equipment	5,706
Deferred tax asset	692
Goodwill	49,844
Core deposit intangible	2,177
Other assets	1,418
Deposits	(202,595)
Borrowings	(25,286)
Other liabilities	(2,799)

Net assets acquired	78,265
Transaction costs	878

Total purchase price	$79,143

A summary of the total purchase price of Davidson Mortgage is as follows:

(In thousands)
Cash paid	$388
Transaction costs	77

Total purchase price	$465

A summary of the estimated value of the Davidson Mortgage assets acquired and liabilities assumed is as follows:

(In thousands)
Premises and equipment	$24
Goodwill	291
Other identifiable intangible asset	150

Net assets acquired	$465

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(4) INVESTMENT SECURITIES

     The following is a summary of the securities portfolio by major classification at December 31, 2004 and 2003:

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available for sale:
U. S. Government agencies	$69,038	$106	$274	$68,870
Mortgage-backed	150,282	833	947	150,168
Municipals	1,000	1	2	999
Other	17,635	92	—	17,727

	$237,955	$1,032	$1,223	$237,764

Securities held to maturity:
U. S. Government agencies	$59,692	$22	$851	$58,863
Mortgage-backed	3,971	46	4	4,013
Municipals	10,481	341	9	10,813
Other	1,001	15	—	1,016

	$75,145	$424	$864	$74,705

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available for sale:
U. S. Government agencies	$33,567	$685	$7	$34,245
Mortgage-backed	127,678	1,058	884	127,852
Other	6,403	—	—	6,403

	$167,648	$1,743	$891	$168,500

Securities held to maturity:
U. S. Government agencies	$61,291	$56	$1,276	$60,071
Mortgage-backed	640	11	13	638
Municipals	326	9	—	335

	$62,257	$76	$1,289	$61,044

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004. All unrealized losses on investment securities are a result of volatility in the market during 2004. For available for sale securities, the unrealized losses relate to twenty-nine U.S. Government Agency bonds, nineteen mortgage-backed securities and two municipals. For held to maturity securities, the unrealized losses relate to eight U.S. Government Agency bonds, one mortgage-backed security and two municipals. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(4) INVESTMENT SECURITIES (Continued)

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities	$36,720	$274	$—	$—	$36,720	$274
Mortgage-backed securities	92,348	947	—	—	92,348	947
Municipals	505	2	—	—	505	2

Total temporarily impaired securities	$129,573	$1,223	$—	$—	$129,573	$1,223

Securities held to maturity:
U.S. government securities	$52,293	$851	$—	$—	$52,293	$851
Mortgage-backed securities	322	4	—	—	322	4
Municipals	870	9	—	—	870	9

Total temporarily impaired securities	$53,485	$864	$—	$—	$53,485	$864

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities	$1,926	$7	$—	$—	$1,926	$7
Mortgage-backed securities	82,990	884	—	—	82,990	884

Total temporarily impaired securities	$84,916	$891	$—	$—	$84,916	$891

Securities held to maturity:
U.S. government securities	$50,016	$1,276	$—	$—	$50,016	$1,276
Mortgage-backed securities	509	13	—	—	509	13

Total temporarily impaired securities	$50,525	$1,289	$—	$—	$50,525	$1,289

There were no sales of investment securities in 2004 or in 2003. Proceeds from sales of securities available for sale during 2002 were $21.2 million. Gross gains of $101,000 and gross losses of $31,000 were realized on those sales.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2004 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(4) INVESTMENT SECURITIES (Continued)

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in thousands)
Due within one year	$2,727	$2,750	$2,053	$2,075
Due after one year through five years	50,195	49,948	21,851	21,904
Due after five years through ten years	17,058	17,114	25,984	25,697
Due after ten years	17,693	17,784	21,286	21,016
Mortgage-backed securities	150,282	150,168	3,971	4,013

	$237,955	$237,764	$75,145	$74,705

Securities with carrying values of $24.3 million and $15.8 million and fair values of $24.2 million and $16.3 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2004, securities with carrying values of $157.9 million and fair values of $160.1 million were pledged to secure both the company’s borrowings from the FHLB and a repurchase agreement.

Investments in Equity Securities Carried at Cost

The aggregate of the company’s cost method investments included in other available for sale securities totaled $13.2 million and $6.3 million at December 31, 2004 and 2003, respectively. As of year end 2004 these investments consist of Federal Home Loan Bank stock of $8.8 million, Federal Reserve Bank stock of $4.0 million, and The Bankers Bank stock of $400,000. The bank estimates that the fair value for these investments equals cost and that these investments were not impaired at December 31, 2004.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(5) LOANS

Following is a summary of loans at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Residential mortgage loans	$238,454	$150,312
Commercial mortgage loans	295,130	186,758
Construction loans	102,282	71,908
Commercial and industrial loans	127,432	87,127
Loans to individuals	32,805	23,641

Total	$796,103	$519,746

Loans are primarily made in the Piedmont area of North Carolina, principally Forsyth, Guilford and Yadkin Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Included in residential mortgage loans at December 31, 2004 and 2003 are loans held for sale totaling approximately $3.6 million and $1.1 million, respectively.

The following is a summary of nonperforming assets at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Nonaccrual loans	$2,174	$769
Foreclosed assets	1,085	272

Total	$3,259	$1,041

At December 31, 2004, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $10.0 million, of which $2.2 million consisted of nonaccrual loans. The corresponding valuation allowance for the impaired loans amounted to $3.3 million. For the year ended December 31, 2004, the average recorded investment in impaired loans was approximately $5.7 million. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was approximately $250,000.

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

Loans to directors and officers as a group (12) at December 31, 2003	$18,296

Loans to directors and officers of acquired entities	3,468

Disbursements during year ended December 31, 2004	6,955
Amounts collected during year ended December 31, 2004	(9,113)

Loans to directors and officers as a group (12) at December 31, 2004	$19,606

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(5) LOANS (Continued)

At December 31, 2004, the company had pre-approved but unused lines of credit totaling $2.0 million to executive officers, directors and their affiliates.

(6) ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2004	2003	2002
	(Amounts in thousands)
Balance at beginning of year	$7,275	$6,342	$5,400

Provision charged to operations	2,239	2,285	1,655

Charge-offs	(1,574)	(1,420)	(758)
Recoveries	150	68	45

Net charge-offs	(1,424)	(1,352)	(713)

Allowance for loans acquired in purchase transactions, net	4,447	—	—

Balance at end of year	$12,537	$7,275	$6,342

(7) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2004 and 2003:

	2004	2003
	{(Amounts in thousands)
Land	$5,356	$3,214
Buildings and leasehold improvements	18,457	12,039
Furniture and equipment	13,740	6,472

	37,553	21,725
Less accumulated depreciation	(9,228)	(4,388)

Total	$28,325	$17,337

Depreciation and amortization amounting to $2.4 million in 2004, $1.6 million in 2003, and $1.2 million in 2002, is included in occupancy and equipment expense.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(8) GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Goodwill – gross	$50,135	$—
Less accumulated amortization	—	—

Goodwill – net	$50,135	$—

Other intangibles – gross	2,627	—
Less accumulated amortization	208	—

Other intangibles – net	$2,419	$—

The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ended December 31:
2005	$342
2006	342
2007	334
2008	293
2009	218
Thereafter	890

$2,419

(9) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $281.4 million and $182.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)
2005	$132,325	$181,732	$314,057
2006	43,902	35,900	79,802
2007	45,410	7,954	53,364
2008	12,261	2,576	14,837
2009	31,979	1,048	33,027
Thereafter	15,500	—	15,500

Total	$281,377	$229,210	$510,587

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(10) BORROWINGS

The company has a $304.2 million credit line availability with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $188.2 million and pledged investment securities with a market value of $128.1 million.

At December 31, 2004, the company’s Federal Home Loan Bank advances of $147.8 million mature through 2017. At December 31, 2004 and 2003, the interest rate on these advances ranged from 0.50% to 4.43% and from 1.21% to 5.35%, respectively. At December 31, 2004 and 2003, the weighted average interest rates on the advances were 3.05% and 3.03%, respectively.

The contractual maturities of the Federal Home Loan Bank advances at December 31, 2004 are as follows:

2004
(Amounts in thousands)
Due in 2005	$20,000
Due in 2006	—
Due in 2007	45,000
Due in 2008	5,250
Due in 2009	10,000
Thereafter	67,590

$147,840

In addition to the above advances, the company also has a repurchase agreement with an outstanding balance of $30.6 million, at December 31, 2004, of which $10.6 million were for customer accommodations. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The company has repurchase lines of credit of $130.0 million from various institutions, which must be adequately collateralized.

In addition to the above advances, the company has lines of credit of $73.0 million from various correspondent banks to purchase federal funds on a short-term basis. The company has $19.0 million outstanding as of December 31, 2004.

Aggregate borrowings at December 31, 2004 amounted to $233.1 million, including $69.6 million that is due within one year and classified as short-term borrowings and $163.5 million due after one year that is classified as long-term debt in the accompanying consolidated balance sheet.

The following table provides a summary of our borrowings.

2004
(In thousands)
Short -term borrowings
FHLB	$20,000
Federal funds purchased	19,001
Repurchase agreements	30,646

$69,647

Long-term borrowings
FHLB	$127,840
Junior subordinate debentures	35,653

$163,493

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(11) JUNIOR SUBORDINATED DEBENTURES

In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the company will be precluded from the payment of cash dividends to shareholders. The principal use of the net proceeds from the sale of the debentures was to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. Prior to the closing of the acquisition of The Community Bank on January 12, 2004, substantially all of the proceeds from the Trust II Securities qualified as Tier 2 supplementary capital. Prior to the redemption of the Trust I Securities, approximately $20 million of the proceeds of the Trust II Securities counted as Tier 1 capital on our books. After the redemption of the Trust I Securities on March 12, 2004, subject to certain limitations, substantially all of the proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.

In February of 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175,000 of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. We redeemed the Trust I Securities under a provision that permitted us to redeem the Trust I Securities in whole at any time prior to March 31, 2007 once the trading price of our common stock had been at least 125% of the Conversion Price for a period of twenty consecutive trading days ending within five days of the date that we gave notice of redemption. The Trust I Securities were redeemed on March 12, 2004, which resulted in the issuance of approximately 2,060,000 shares of our common stock through the conversions and the retirement of $61,000 of the convertible trust preferred securities. The Trust I Securities paid distributions at an annual rate of 7.25%. The Trust I Securities began paying quarterly distributions on March 31, 2002. The company had fully and unconditionally guaranteed the obligations of Trust I. The proceeds from the Trust I Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust I Securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the company’s and the bank’s status as “well capitalized” under regulatory guidelines.

A description of the junior subordinated debentures outstanding at December 31, 2004 and 2003 is as follows (in thousands):

				Carrying value at
	Shares	Interest	Maturity	December 31,
Issuing Entity	outstanding	Rate	date	2004	2003
Southern Community Capital Trust I	1,707,500	7.25%	3/31/32	$—	$17,075
Southern Community Capital Trust II	3,450,000	7.95%	12/31/33	35,653	34,577

				$35,653	$51,652

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the company’s contributions vest at 20% each year of participation in the plan. The expense related to this plan for the years ended December 31, 2004, 2003 and 2002 totaled approximately $611,000, $355,000 and $315,000, respectively.

Employment Agreements

The company had entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may annually be extended for an additional year. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Termination Agreements

The company has entered into special termination agreements with substantially all other employees, who have completed one year of service, which provide for severance pay benefits in the event of a change in control of the company which results in the termination of such employee or diminished compensation, duties or benefits.

Defined Benefit Pension Plan

The company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of one of its latest acquisitions, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January, 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No contribution was made for the year ended December 31, 2004. The plan was frozen effective May 1, 2004 and the company does not expect to contribute to the plan in 2005. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of these plans at December 31 were:

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

Change in Projected Benefit Obligation:

2004
(In thousands)
Beginning of year	$920
Actuarial loss	72
Service cost	101
Interest cost	73
Settlement	(381)
Benefits paid	(10)

End of year	$775

Change in Plan Assets Fair Value:

2004
(In thousands)
Beginning of year	$1,014
Benefits paid	(10)
Contributions	—
Return on assets	30

End of year	$1,034

Funded status	$259
Unrecognized gain	—
Unrecognized prior service cost	—

Prepaid pension cost recognized	$259

Actuarial assumptions used in accounting for net periodic pension cost were:

2004
Weighted average discount rate	6.50%
Weighted average rate of increase in compensation level	5.00%
Weighted average expected long-term rate of return on plan assets	7.50%

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

Components of Net Periodic Pension Cost

2004
(In thousands)
Service cost	101
Interest cost	73
Expected return on plan assets	(76)
Loss	5
Amortization of prior service cost	7

Net periodic pension cost	$110

Curtailments/special benefits	—
Settlements	—

Total benefit cost	$110

The measurement date used for the plan was December 31, 2004. As of that date, the pension plan experienced plan assets in excess of accumulated projected benefit obligations, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $775,000, $775,000 and $1.0 million respectively.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan. The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities. These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios. The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively. The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively. The current asset allocation is 64% equity securities and 36% fixed income/cash equivalents securities, which meets the criteria established by the Plan.

Allowable investment types include both U.S. and international equity and fixed income funds. The equity fund is composed of common stocks, convertible notes and bonds, convertible preferred stocks and ADR’s of non U.S. companies as well as various mutual funds, including government and corporate bonds, large to mid cap value, growth and world/international equity funds and index funds. The fixed income/cash equivalents fund is composed of money market funds, commercial paper, certificates of deposit, U.S. Government and agency securities, corporate notes and bonds, preferred stock and fixed income securities of foreign governments and corporations.

The plan’s weighted-average asset allocations at December 31, 2004, by asset category are as follows:

2004
Asset category
U.S. equity securities	63%
Fixed income investments	37%

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Estimated future benefits payments which reflect future service, as appropriate, are shown below:

Year	Pension Benefits
2005	$32,557
2006	33,896
2007	37,866
2008	37,262
2009	36,600
2010 – 2014	335,533

Supplemental Retirement

The company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers. The company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $477,000 in 2004, $217,000 in 2003, and $142,000 in 2002 were expensed for future benefits to be provided under this plan. The corresponding liability related to this plan was approximately $800,000 and $384,000 as of December 31, 2004 and 2003, respectively.

During 1994 The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel. The corresponding liability related to this plan was approximately $850,000 at December 31, 2004, and is shown as a corresponding liability on the consolidated balance sheet. Total expense for this plan aggregated $92,000, for year ended December 31, 2004. In 2005, the company plans to merge this plan into its existing non-qualifying deferred compensation plan for certain key executive and senior officers.

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

For the years ended December 31, 2004 and 2003, employees of the company purchased 22,350, and 0 shares, respectively, under the ESPP.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLAN (Continued)

Stock Option Plans

     During 1997 the company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the company’s common stock. During 2002 the company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. The exercise price of all options granted to date is the fair value of the company’s common shares on the date of grant. All options vest over a five-year period. All unexercised options expire ten years after the date of grant. A summary of the company’s option plans and stock purchase plan as of and for the years ended December 31, 2004, 2003 and 2002, reflecting the effects of stock splits and dividends declared, including the 5% stock dividend declared and distributed in 2002, is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2001	199,325	1,380,216	$4.77	1,111,304	$4.39

Options authorized	—	—	—	—	—
Options granted/vested	(124,950)	124,950	6.66	182,830	5.77
Options exercised	—	(21,097)	3.64	(21,097)	3.64
Options forfeited	48,940	(48,940)	6.49	(13,808)	5.33

At December 31, 2002	123,315	1,435,129	4.88	1,259,229	4.59

Options authorized	500,000	—	—	—	—
Options granted/vested	(150,000)	150,000	8.45	104,187	7.85
Options exercised	—	(173,926)	5.32	(173,926)	5.32
Options forfeited	39,192	(39,192)	8.55	(39,192)	8.55

At December 31, 2003	512,507	1,372,011	5.35	1,150,298	4.79

Options authorized	297,000	—	—	—	—
Options granted/vested	(604,336)	604,336	10.15	200,593	8.13
Options exercised	—	(323,710)	4.47	(323,710)	4.47
Options forfeited	24,543	(24,543)	8.99	(24,543)	8.99

At December 31, 2004	211,007	1,628,094	$7.25	1,002,638	$5.37

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(12) EMPLOYEE AND DIRECTOR BENEFIT PLAN (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding at December 31, 2004 is 6 years. The range of exercise prices for options outstanding at December 31, 2004 is $3.05 to $14.64. Information pertaining to options outstanding at December 31, 2004 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.05 - $6.66	810,090	766,597
$6.67 - $8.90	141,470	114,208
$8.91 - $14.64	676,534	121,833

Outstanding at end of year	1,628,094	1,002,638

The estimated average per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2004	2003	2002
Estimated fair value of options granted	$4.70	$4.54	$2.30

Assumptions in estimating average option values:
Risk-free interest rate	3.47%	3.00%	3.50%
Dividend yield	1.00%	0.00%	0.00%
Volatility	33.00%	39.00%	22.00%
Expected life	7 years	7 years	7 years

(13) LEASES

The company leases office space under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2005	$564
2006	358
2007	306
2008	299
2009	206
Thereafter	445

Total	$2,178

Total rental expense under operating leases was $432,000 in 2004, $414,000 in 2003, and $461,000 in 2002.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(14) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Amounts in thousands)
Current tax provision:
Federal	$3,163	$1,952	$2,074
State	561	377	133

	3,724	2,329	2,207

Deferred tax provision:
Federal	665	(231)	(380)
State	155	(126)	(72)

	820	(357)	(452)

Net provision for income taxes	$4,544	$1,972	$1,755

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2004	2003	2002
	(Amounts in thousands)
Tax computed at the statutory federal rate	$4,300	$1,915	$1,689

Increase (decrease) resulting from:
State income taxes, net of federal benefit	473	166	40
Tax exempt income	(520)	(77)	(75)
Valuation allowance	227	—	—
Other permanent differences	64	(32)	101

	244	57	66

Provision for income taxes included in operations	$4,544	$1,972	$1,755

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(14) INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$4,513	$2,682
Deferred compensation	365	148
SERP accrual	636	—
NEL carryforward	227	—
Other	760	120

Total deferred tax assets	6,501	2,950

Less: valuation allowance	227	—

Tot net deferred tax assets	6,274	2,950

Deferred tax liabilities relating to:
Property and equipment	(1,542)	(436)
Loan fees and costs	(473)	(356)
Core deposits	(762)	—
Other comprehensive income	(15)	(643)
Prepaid expenses	(249)	—
Other	(661)	(5)

Total deferred tax liabilities	(3,702)	(1,440)

Net recorded deferred tax asset	$2,572	$1,510

The company established a valuation allowance of $227,000 for the deferred tax asset attributable to the parent’s net loss carry-forward for state income tax purposes. Management determined that it is likely that the operations at the parent level would not generate sufficient taxable income to realize the deferred tax asset. The company had no valuation allowance at December 31, 2003 because management had determined that it was more likely than not that the results of future operations would generate sufficient taxable income to realize the deferred tax assets.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(15) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Amounts in thousands)
Service charges and fees on deposit accounts	$3,502	$1,442	$1,121
Presold mortgage loan fees	750	1,350	1,310
Investment brokerage fees	712	947	333
SBIC management fees	552	562	542
Gain on sale of investment securities	—	—	70
Other	1,890	684	551

Total	$7,406	$4,985	$3,927

The major components of other non-interest expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Amounts in thousands)
Postage, printing and office supplies	$875	$383	$313
Advertising and promotion	776	862	566
Data processing and other outsourced services	2,331	1,317	1,177
Professional services	895	706	260
Other	4,542	2,417	2,199

Total	$9,419	$5,685	$4,515

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(16) REGULATORY MATTERS

The bank, as a North Carolina banking corporation, may pay cash dividends to the company only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2004 and 2003, the most recent notification from the FDIC categorized the bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the bank’s category. Information regarding the bank’s capital and capital ratios is set forth below:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$110,699	11.70%	$75,700	8.00%	$94,650	10.00%
Tier I Capital (to Risk-Weighted Assets)	98,860	10.45%	37,850	4.00%	56,810	6.00%
Tier I Capital (to Average Assets)	98,860	8.55%	46,200	4.00%	47,350	5.00%

As of December 31, 2003:

Total Capital (to Risk-Weighted Assets)	$64,828	10.66%	$48,670	8.00%	$60,838	10.00%
Tier I Capital (to Risk-Weighted Assets)	57,553	9.46%	24,335	4.00%	36,503	6.00%
Tier I Capital (to Average Assets)	57,553	7.50%	30,710	4.00%	38,387	5.00%

The company is also subject to these capital requirements. At December 31, 2004, the company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.82%, 11.79% and 9.68%, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(17) DERIVATIVES

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

Risk Management Policies — Hedging Instruments

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(17) DERIVATIVES (Continued)

Interest Rate Risk Management — Cash Flow Hedging Instruments

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

At December 31, 2004, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate loans is as follows (amounts in thousands):

	2004	2003
Notional amount	$—	$10,000
Weighted average pay rate	—	4.00%
Weighted average receive rate	—	6.21%
Weighted average maturity in years	—	.3
Unrealized gain relating to interest rate swaps	$—	$111
Deferred gain from early termination	$219	$701

These agreements require the company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2004 and 2003, the company’s interest rate swaps used to hedge variable rate loans reflected an unrealized gain of $219,000 and $812,000, respectively, which included deferred gains from the early termination of two interest rate swaps in the amount of $219,000 and $701,000, respectively. This deferred gain is realized by the company over the residual life of the original contract. One of the two contracts which had been terminated early had a maturity date of May 2004. The second will mature in 2005 and the remaining unrecognized gain of $219,000 at December 31, 2004 will be included in income over a six-month period in 2005. The total recognized portion of the gains from early termination, which was $482,000 for 2004 and $406,000 for 2003, is included in interest income in the accompanying consolidated statements of operations. A third interest rate contract which had not been terminated, matured in May of 2004 and provided $78,000 of interest income during the year.

Risk management results for the years ended December 31, 2004 and 2003 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(17) DERIVATIVES (Continued)

Interest Rate Risk Management — Fair Value Hedging Instruments

During 2004 and in prior periods, the company utilized fixed rate time deposits and trust preferred securities for use in the company’s lending and investment activities and other general purposes. These debt obligations expose the company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding. It is the company’s objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the company. To meet this objective, the company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments determined by a specified index (LIBOR) in exchange for receiving a series of fixed rate payments. Although the company hedges the change in value of its fixed-rate funding, its hedge coverage ratio does not equate to 100%. The company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. At December 31, 2004, the ineffective portion of the fair value hedge amounted to $2,000 and is included in non-interest income.

At December 31, 2004, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (amounts in thousands):

Notional amount	$48,500
Weighted average pay rate	2.40%
Weighted average receive rate	5.03%
Weighted average maturity in years	14.3
Unrealized loss relating to interest rate swaps	$188

One interest rate swap agreements used to hedge fixed-rate funding were terminated during 2004. At December 31, 2004, the unrealized loss relating to use of interest rate swaps was recorded in other liabilities.

(18) OFF-BALANCE SHEET RISK

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(18) OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2004 and 2003 is as follows (amounts in thousands):

	2004	2003
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$174,970	$146,414
Undisbursed standby letters of credit	500	4,749
Undisbursed portion of construction loans	48,938	33,508

(19) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(19) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collected requirements.

     Repurchase agreement

The carrying amount is a reasonable estimate of fair value.

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

     Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note 18, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
		(In thousands)
Financial assets:
Cash and due from banks	$17,758	$17,758	$22,929	$22,929
Federal funds sold	80	80	271	271
Investment securities available for sale	237,764	237,764	168,500	168,500
Investment securities held to maturity	75,145	74,705	62,257	61,044
Loans, net	783,566	801,075	512,471	513,566
Investment in life insurance	10,263	10,263	2,895	2,895
Accrued interest receivable	4,928	4,928	3,430	3,430

Financial liabilities:
Deposits	845,228	831,200	575,218	575,885
Short-term borrowings	69,647	69,607	51,900	51,900
Long-term debt	163,493	167,328	117,627	125,052
Accrued interest payable	2,260	2,260	1,324	1,324

On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Liabilities, net	(188)	(188)	(29)	(29)

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(20) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation’s condensed balance sheets as of December 31, 2004 and 2003, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2004 are as follows:

Condensed Balance Sheets
December 31, 2004 and 2003
(Amounts in thousands)

	2004	2003
Asset:
Cash and due from banks	$14,612	$384
Investment in subsidiaries	150,848	58,574
Receivable from subsidiaries	—	39,000
Investment securities available for sale	298	70
Other assets	6,810	6,116

Total assets	$172,568	$104,144

Liabilities:
Junior subordinated debentures	$35,654	$53,253
Other liabilities	8	—

Total liabilities	$35,662	$53,253

Stockholders’ equity:
Common stock	125,200	44,378
Retained earnings	11,693	5,492
Accumulated other comprehensive income	13	1,021

Total stockholders’ equity	136,906	50,891

Total liabilities and stockholders’ equity	$172,568	$104,144

Condensed Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	2004	2003	2002
Equity in income of subsidiaries	$9,662	$4,634	$3,890
Interest income	542	232	171
Other income	—	4	90
Interest expense	(1,999)	(1,543)	(1,131)
Other expense	(890)	(312)	(154)
Income tax benefit	787	648	348

Net income	$8,102	$3,663	$3,214

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(20) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	2004	2003	2002
Operating activities:
Net income	$8,102	$3,663	$3,214
Equity in income of subsidiaries	(9,662)	(4,634)	(3,890)
Amortization of debt issuance costs	61	44	33
(Increase) decrease in receivable from subsidiaries	39,000	(31,350)	(316)
(Increase) decrease in other assets	(774)	(1,468)	(203)

	36,727	(33,745)	(1,162)

Investing activities:
Investment in subsidiaries	(21,985)	—	(14,716)
Purchase of investments	(228)	—	(70)

	(22,213)	—	(14,786)

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	—	33,292	15,923
Proceeds from exercise of stock options	1,616	770	105
Cash dividend paid	(1,902)	—	—
Cash paid in lieu of fractional shares on 5% stock dividend	—	—	(13)

	(286)	34,062	16,015

Net increase in cash	14,228	317	67

Cash, beginning of year	384	67	—

Cash, end of year	$14,612	$384	$67

(21) SUBSEQUENT EVENTS (unaudited)

On January 20, 2005, the company announced the declaration of its second consecutive annual cash dividend of $0.12 per share of its common stock, which was paid on March 15, 2005, to shareholders of record on February 22, 2005.

On February 5, 2005, Richard M. Cobb, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southern Community Financial Corporation, announced his resignation from the Company effective February 7, 2005. Mr. Cobb notified the Company’s Chairman that he was resigning to pursue other interests. He had served as Chief Financial Officer of Southern Community Bank and Trust, the Company’s subsidiary and its predecessor, since its incorporation. As a result of Mr. Cobb’s departure, the company will take a onetime charge of approximately $300,000 in the first quarter relating to supplemental retirement benefits.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(21) SUBSEQUENT EVENTS (unaudited) (Continued)

On February 18, 2005, a borrower included in our impaired loans disclosure in Note 5, filed Chapter 11 Bankruptcy. The loan has been placed on nonaccrual status and we are working through the bankruptcy process to collect our loan. The bank has total exposure of $4.4 million to this customer with $4.0 million outstanding as of the March 7, 2005. The loan is secured by real estate, accounts receivable, inventory and equipment. Management had previously established a specific reserve that is estimated to be sufficient to absorb losses in excess of the liquidation value of our collateral position.

In addition, subsequent to year-end another borrower, also included in our impaired loans disclosure Note 5, defaulted on their agreement. The bank’s current exposure to this counterparty is approximately $2.2 million. The loan is secured by real estate. Upon default by the borrower management placed the loan on nonaccrual status, initiated demand letters and has begun foreclosure proceedings. Based on our collateral position, management believes that any losses on this credit will be minimal.

Due to the pending adoption of SFAS No. 123 (revised), on March 8, 2005, the Compensation Committee of the Board voted to immediately vest all outstanding unvested options. As a result of this change, the Company will take an estimated one-time charge of less than $200,000 during the first quarter of 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In June 2004, the Community subsidiary transitioned core processing systems. On October 18, 2004 in conjunction with the merger of Community and the bank, the bank completed its transition to the in-house platform from a third party vendor. This core processing includes all subsidiary processing systems, including deposits and lending, and general ledger functions.

In conjunction with this transition, several control activities were modified to accommodate new reporting mechanisms or changes in software processes in the fourth quarter. While most processes remained the same, the methodologies to complete those processes required adjustment. Separate reconciliations of similar accounts that were performed by staff of each bank prior to October 18, were transitioned to combined reconciliations performed by staff of the merged bank in the fourth quarter.

Southern Community Financial Corporation’s management, with the participation of the its Chief Executive Officer and its Senior Vice President, Controller and acting Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the company’s Chief Executive Officer and Senior Vice President, Controller and acting Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this Annual Report on Form 10-K in accordance with Release No. 34-50754 no later than May 2, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2005.

Item 11. Executive Compensation

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2005.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders Stock Option Plans	1,628,094	$7.25	211,007
Employee Stock
Purchase Plan	18,835	$10.28	958,815

Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,646,929	$7.28	1,169,822

PART III (Continued)

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2005.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 24, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated October 1, 2001)

Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)

Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8K dated October 1, 2001)

Exhibit 4.2:	Form of 7.95% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.3:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust II (incorporated by reference to Exhibit 4.6 to the S-3 Registration Statement)

Exhibit 10.1:	1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.1 to Amendment Number One to the Registration Statement on Form S-2 dated January 10, 2002, Registration Number 333-74084 (the “Amended S-2 Registration Statement”))

Exhibit 10.2:	1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.2 to the Amended S-2 Registration Statement)

Exhibit 10.3:	2002 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10K for the year ended December 31, 2003 (“2003 Annual Report”))

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.8 to the 2003 Annual Report)

Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Convertible Junior Subordinated Debentures (incorporated by reference to Exhibit 10.9 to the 2003 Annual Report)

Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference to Exhibit 10.10 to the 2003 Annual Report)

Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference to Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference to Exhibit 10.12 to the 2003 Annual Report)

Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the 2003 Annual Report)

Exhibit 10.10	The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:	2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:	2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by acting Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 28, 2005	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board and Chief
F. Scott Bauer	Executive Officer	March 28, 2005

/s/ Scott C. McLean	Senior Vice President, Controller
Scott C. McLean	and acting Chief Financial Officer	March 28, 2005

/s/ James O. Frye	Vice Chairman of the Board	March 28, 2005
James O. Frye

/s/ Don Gray Angell	Director	March 28, 2005
Don Gray Angell

/s/ Zack W. Blackmon, Sr.	Director	March 28, 2005
Zack W. Blackmon, Sr.

/s/ Edward T. Brown	Director	March 28, 2005
Edward T. Brown

/s/ Charles R. Bokesch	Director	March 28, 2005
Charles R. Bokesch

/s/ James G. Chrysson	Director	March 28, 2005
James G. Chrysson

SIGNATURE	TITLE	DATE

/s/ Matthew G. Gallins	Director	March 28, 2005
Matthew G. Gallins

/s/ Lynn L. Lane	Director	March 28, 2005
Lynn L. Lane

/s/ H. Lee Merritt, Jr.	Director	March 28, 2005
H. Lee Merritt, Jr.

/s/ Durward A. Smith, Jr.	Director	March 28, 2005
Durward A. Smith, Jr.

/s/ William G. Ward, Sr., M.D.	Director	March 28, 2005
William G. Ward, Sr., M.D.