Form 10-K/A
period 2004-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-04-29
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

AMENDMENT No. 1 TO FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $163.9 million.

As of April 28, 2005, (the most recent practicable date), the registrant had outstanding 17,941,028 shares of Common Stock, no par value.

TABLE OF CONTENTS

Explanatory Note

Item 9A. — Controls and Procedures
-Evaluation of Disclosure Controls and Procedures
-Management’s Report on Internal Control Over Financial Reporting
-Report of Independent Registered Public Accounting Firm
-Item 15 - Exhibits and Financial Statement Schedules

Signatures
Ex-23.2 Consent of Independent Registered Public Accounting Firm
Ex-31.3 Section 302 CEO Certification
Ex-31.4 Section 302 CFO Certification

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Southern Community Financial Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 30, 2005, is being filed to amend the Original Filing as follows:

•	Item 9A is amended to update Management’s Annual Report on Internal Controls Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and

•	the related audit report of the independent registered public accounting firm is included.

This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and its Senior Vice President, Controller and acting Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the company’s Chief Executive Officer and Senior Vice President, Controller and acting Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2004.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern Community Financial Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency.

Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2004.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is included herein.

Southern Community Financial Corporation
April 28, 2005

/s/ F. Scott Bauer
F. Scott Bauer Chairman and Chief Executive Officer

/s/ Scott C. McLean
Scott C. McLean Senior Vice President, Controller and acting Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southern Community Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Southern Community Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Southern Community Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 18, 2005, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

Sanford, North Carolina
April 28, 2005

Item 15. Exhibits and Financial Statement Schedules

Exhibits

Exhibit 23.2:      Consent of Independent Registered Public Accounting Firm
Exhibit 31.3:      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.4:      Rule 13a-14(a)/15d-14(a) Certification by acting Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to the report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: April 28, 2005	By:	/s/ F. Scott Bauer

F. Scott Bauer Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer F. Scott Bauer	Chairman of the Board and Chief Executive Officer	April 28, 2005
/s/ Scott C. McLean Scott C. McLean	Senior Vice President, Controller and acting Chief Financial Officer	April 28, 2005
/s/ James O. Frye James O. Frye	Vice Chairman of the Board	April 28, 2005
/s/ Don Gray Angell Don Gray Angell	Director	April 28, 2005
/s/ Zack W. Blackmon, Sr. Zack W. Blackmon, Sr.	Director	April 28, 2005
/s/ Edward T. Brown Edward T. Brown	Director	April 28, 2005
/s/ Charles R. Bokesch Charles R. Bokesch	Director	April 28, 2005

/s/ James G. Chrysson James G. Chrysson	Director	April 28, 2005
/s/ Matthew G. Gallins Matthew G. Gallins	Director	April 28, 2005
/s/ Lynn L. Lane Lynn L. Lane	Director	April 28, 2005
/s/ H. Lee Merritt, Jr. H. Lee Merritt, Jr.	Director	April 28, 2005
/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Director	April 28, 2005
/s/ William G. Ward, Sr., M.D. William G. Ward, Sr., M.D.	Director	April 28, 2005