Form 10-K/A
period 2004-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-05-03
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

AMENDMENT No. 2 TO FORM 10-K

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Southern Community Financial Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 30, 2005, is being filed to amend the Original Filing as follows:

•	Item 9A is amended to update the signature of the external audit firm which was omitted from the Amendment #1 filing on April 29, 2005.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A – Controls and Procedures

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

/s/ Dixon Hughes PLLC
Sanford, North Carolina
April 28, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 2 to the report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Date: May 3, 2005	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, amendment No. 2 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ F. Scott Bauer F. Scott Bauer	Chairman of the Board and Chief Executive Officer	May 3, 2005

/s/ Scott C. McLean Scott C. McLean	Senior Vice President, Controller and acting Chief Financial Officer	May 3, 2005

/s/ James O. Frye James O. Frye	Vice Chairman of the Board	May 3, 2005

/s/ Don Gray Angell Don Gray Angell	Director	May 3, 2005

/s/ Zack W. Blackmon, Sr. Zack W. Blackmon, Sr.	Director	May 3, 2005

/s/ Edward T. Brown Edward T. Brown	Director	May 3, 2005

/s/ Charles R. Bokesch Charles R. Bokesch	Director	May 3, 2005

SIGNATURE	TITLE	DATE

/s/ James G. Chrysson James G. Chrysson	Director	May 3, 2005

/s/ Matthew G. Gallins Matthew G. Gallins	Director	May 3, 2005

/s/ Lynn L. Lane Lynn L. Lane	Director	May 3, 2005

/s/ H. Lee Merritt, Jr. H. Lee Merritt, Jr.	Director	May 3, 2005

/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Director	May 3, 2005

/s/ William G. Ward, Sr., M.D. William G. Ward, Sr., M.D.	Director	May 3, 2005