Form 10-Q
period 2005-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-05-10
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 29, 2005, (the most recent practicable date), the registrant had outstanding 17,941,028 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2005	2004*
	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$19,560	$17,758
Federal funds sold	1,755	80
Investment securities:
Available for sale, at fair value	225,795	237,764
Held to maturity, at amortized cost	89,832	75,145

Loans	809,733	796,103
Allowance for loan losses	(12,133)	(12,537)

Net Loans	797,600	783,566

Premises and equipment	28,138	28,325
Goodwill	49,603	50,135
Other assets	31,640	29,588

Total Assets	$1,243,923	$1,222,361

Liabilities and Stockholders’ Equity
Deposits
Demand	$96,917	$98,520
Money market, savings and NOW	252,744	236,121
Time	487,375	510,587

Total Deposits	837,036	845,228

Short-term borrowings	75,426	69,647
Long-term debt	188,196	163,493
Other liabilities	8,241	7,087

Total Liabilities	1,108,899	1,085,455

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,941,028 and 17,819,234 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	125,799	125,200
Retained earnings	11,153	11,693
Accumulated other comprehensive income (loss)	(1,928)	13

Total Stockholders’ Equity	135,024	136,906

Total Liabilities and Stockholders’ Equity	$1,243,923	$1,222,361

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands,
	except share data)
Interest Income
Loans	$12,302	$9,848
Investment securities available for sale	2,395	2,229
Investment securities held to maturity	631	762
Federal funds sold	12	10

Total Interest Income	15,340	12,849

Interest Expense
Money market, savings, NOW deposits	765	554
Time deposits	3,422	2,443
Borrowings	2,117	1,412

Total Interest Expense	6,304	4,409

Net Interest Income	9,036	8,440

Provision for Loan Losses (Note 5)	395	597

Net Interest Income After Provision for Loan Losses	8,641	7,843

Non-Interest Income (Note 6)	1,746	1,529

Non-Interest Expense
Salaries and employee benefits	3,978	3,454
Occupancy and equipment	1,342	1,027
Other	2,577	2,270

Total Non-Interest Expense	7,897	6,751

Income Before Income Taxes	2,490	2,621

Income Tax Expense	890	935

Net Income	$1,600	$1,686

Net Income Per Share (Note 2)
Basic	$0.09	$0.11
Diluted	0.09	0.10
Weighted Average Shares Outstanding
Basic	17,867,222	15,843,585
Diluted	18,251,528	17,256,234

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)

Net income	$1,600	$1,686

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(3,050)	1,367
Tax effect	1,177	(496)

Net of tax amount	(1,873)	871

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	—	(57)
Tax effect	—	21
Reclassification of gains recognized in net income	(110)	(138)
Tax effect	42	53

Net of tax amount	(68)	(121)

Total other comprehensive income (loss)	(1,941)	750

Comprehensive income (loss)	$(341)	$2,436

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
For Three Months Ended			Retained	Comprehensive	Stockholders’
March 31, 2005	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2004	17,819,234	$125,200	$11,693	$13	$136,906
Net income	—	—	1,600	—	1,600
Other comprehensive loss, net of tax	—	—	—	(1,941)	(1,941)
Common stock issued pursuant to:
Stock options exercised	121,794	492	—	—	492
Current income tax benefit	—	14	—	—	14
Stock options expensed	—	93	—	—	93

Cash dividends of $.12 per share	—	—	(2,140)	—	(2,140)

Balance at March 31, 2005	17,941,028	$125,799	$11,153	$(1,928)	$135,024

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,600	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978	860
Provision for loan losses	395	597
Net increase in cash surrender value of life insurance	(119)	(66)
Realized (gain) loss on sale of premise and equipment	4	—
Deferred income taxes	(9)	—
Realized (gain) loss on sale of foreclosed assets	18	—
Changes in assets and liabilities:
Increase in other assets	(74)	(2,802)
Increase (decrease) in other liabilities	(64)	1,768

Net Cash Provided by Operating Activities	2,729	2,043

Cash Flows from Investing Activities
Increase in federal funds sold	(1,675)	(5,743)
Purchases of:
Available-for-sale investment securities	(10,462)	(55,416)
Held-to-maturity investment securities	(17,000)	(2,034)
Proceeds from maturities and calls of:
Available-for-sale investment securities	19,334	29,283
Held-to-maturity investment securities	2,257	7,118
Net increase in loans	(14,381)	(7,757)
Purchases of premises and equipment	(540)	(2,221)
Proceeds from disposal of premises and equipment	1	—
Proceeds from sale of foreclosed assets	134	—
Purchase of bank-owned life insurance	—	(7,000)
Net cash used in business combinations	—	(8,307)

Net Cash Used by Investing Activities	(22,332)	(52,077)

Cash Flows from Financing Activities
Net increase in deposits	(7,791)	23,173
Net increase in borrowings	30,751	24,511
Cash dividends paid	(2,140)	(1,902)
Net proceeds from issuance of common stock	585	620

Net Cash Provided by Financing Activities	21,405	46,402

Net Increase in Cash and Due From Banks	1,802	(3,632)

Cash and Due From Banks, Beginning of Year	17,758	22,929

Cash and Due From Banks, End of Period	$19,560	$19,297

Southern Community Financial Corporation

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”), and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the determination of securities, intangibles, valuation of derivative instruments, stock based compensation, income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Recently issued accounting pronouncements — In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement of Financial Accounting Standards No. 123(revised 2004) Share-Based Payment to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. As is described in Note 4, the Company accelerated the vesting of all outstanding, unvested options in the first quarter of 2005. Accordingly, the effect of adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 are not expected to have a material effect on the Company’s financial position or results of operations.

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

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2005	2004

Weighted average number of common shares used in computing basic net income per share	17,867,222	15,843,585

Effect of dilutive stock options	384,306	593,788

Effect of dilutive convertible preferred securities	—	818,861

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,251,528	17,256,234

For the three months ended March 31, 2005 net income for determining diluted earnings per share was $1,600 thousand. For the three months ended March 31, 2004 net income for determining diluted earnings per share was $1,686 thousand, with no adjustment for the after tax effect of the expense associated with the dilutive convertible preferred securities which were converted or redeemed during the quarter. Due to the conversion, the after tax effect of the expense associated with the dilutive convertible preferred securities adjustment was nominal, as less than one thousand dollars in interest expense was paid on redeemed shares. For the three months ended March 31, 2005 and 2004, there were 464,165 and 5,850 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended March 31, 2004 there were 818,861 of dilutive shares related to the convertible trust preferred securities. These dilutive common stock equivalents were included in the calculation of diluted earnings per share.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 3 — Business Combinations

On July 30, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with The Community Bank of Pilot Mountain, North Carolina. The acquisition was approved at a special shareholders’ meeting on December 11, 2003 and the transaction occurred effective at 12:01 am on January 12, 2004. The Community Bank shareholders could elect to receive cash, Company stock, or a combination of cash and stock with an overall consideration mix of approximately 85% stock and 15% cash. As a result of the acquisition, the Company paid approximately $15.3 million for shares exchanged for cash and issued 6,426,532 shares of common stock. The acquisition was accounted for using the purchase method of accounting. The pro forma impact of The Community Bank acquisition is not material to the quarter ended March 31, 2004 since it occurred near the beginning of the quarter.

In August 2004, the company acquired certain assets of two residential mortgage offices from J.R. Davidson Inc., dba Davidson Mortgage in Cornelius, North Carolina in exchange for cash. Davidson Mortgage, formed in 1997, is a mortgage banking company with two offices located in Cornelius, North Carolina and Lexington, South Carolina. Davidson’s primary focus is on conventional conforming and jumbo loan products. The results of Davidson Mortgage’s operations are reflected in the company’s consolidated financial statements from the date of acquisition. The pro forma impact of the Davidson Mortgage acquisition is not material.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 4 — Stock Compensation Plans

The Company accounts for stock option awards under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” which generally results in the recognition of no compensation expense because the exercise price of the stock options equals or exceeds the fair market value of the underlying stock on the grant date. The pro forma impact of accounting for those awards at fair value is disclosed below.

During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision 623,725 non-vested options were accelerated from their established vesting over a 5 year period from date of grant to being fully vested. At the date the decision was made to accelerate the vesting, some of the options had exercise prices below market value. In accordance with the provisions of APB No. 25, compensation expense of $70,000 ($45,000 net of tax effect) has been recognized in the three months ended March 31, 2005 to reflect the effects of the accelerated vesting. The Company applied certain assumptions in the determination of the expense recognized during the period which were based on historical employee attrition rates.

The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123(R). Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $1.6 million (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology.

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$1,600	$1,686
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	45	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,515)	(71)

Pro forma	$130	$1,615

Basic earnings per share:
As reported	$.09	$.11
Pro forma	.01	.10

Diluted earnings per share:
As reported	$.09	$.10
Pro forma	.01	.10

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 5 — Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$234,366	29.0%	$238,454	30.0%

Commercial mortgage loans	292,619	36.1%	295,130	37.1%
Construction loans	116,885	14.4%	102,282	12.8%
Commercial and industrial loans	137,250	17.0%	127,432	16.0%
Loans to individuals	28,613	3.5%	32,805	4.1%

Subtotal	809,733	100.0%	796,103	100.0%

Less: Allowance for loan losses	(12,133)		(12,537)

Net loans	$797,600		$783,566

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)

Balance at beginning of period	$12,537	$7,275

Provision for loan losses	395	597

Charge-offs	(321)	(327)
Recoveries	13	78

Net charge-offs	(308)	(249)

Allowance for loans acquired in purchase transactions, net	(491)	4,502

Balance at end of period	$12,133	$12,125

The following is a summary of nonperforming assets at the periods presented:

	As of March 31,
	2005	2004
	(Amounts in thousands)
Nonaccrual loans	$7,910	$1,035
Foreclosed assets	885	553

Total nonperforming assets	$8,795	$1,588

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 5 — Loans (Continued)

During the first quarter of 2005, management completed an extensive review of the allowance for loan losses related to the loan portfolio acquired in the first quarter of 2004 in connection with The Community Bank acquisition. This review was completed during the one year allocation period, and as a result, management determined the allowance for loan losses as recorded in the preliminary purchase price allocation should be adjusted downward. A purchase price allocation adjustment of $491 thousand was recorded as a reduction of the allowance for loan losses and a reduction of goodwill.

As of March 31, 2005 the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $6.2 million with a corresponding valuation allowance of $2.1 million.

Note 6 — Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Service charges and fees on deposit accounts	$839	$750
Presold mortgage loan fees	250	164
Investment brokerage fees	208	162
SBIC management fees	108	138
Other	341	315

	$1,746	$1,529

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Postage, printing and office supplies	$265	$184
Advertising and promotion	202	80
Data processing and other outsourced services	138	442
Professional services	454	417
Other	1,518	1,147

	$2,577	$2,270

Note 7 — Subsequent Events

On April 22, 2005, Southern Community Financial Corporation announced that its Board of Directors, at its regular meeting on April 20, 2005, declared a quarterly cash dividend of $0.03 per share on the Corporation’s common stock. The dividend is payable on June 1, 2005 to shareholders of record as of the close of business on May 16, 2005.

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

The Company considers its critical accounting policy to be the estimation of the allowance for loan losses. This and other significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

Executive Summary of First Quarter

The Company ended the period with total assets of $1.2 billion, an increase of $21.6 million or 1.7% on a linked quarter basis. During the quarter the Company experienced net loan growth of $14.0 million or 1.8% to end the period with net loans of $797.6 million. The increased level of earning assets resulted in interest income increasing $596,000 from the fourth quarter 2004 to $15.3 million for the three-month period. However, growth in average interest-bearing liabilities during the first quarter of 2005 coupled with an increase cost of funds in response to recent increases in the targeted Federal funds rate, and the impact of two lending relationships, totaling approximately $6.2 million, being placed on non-accrual resulted in our net interest margin compressing 2 basis points to 3.27% from 3.29% for the quarter ended December 31, 2004. While the Company may gain some benefit in the near-term from an increase in the Prime rate, the institution attempts to manage its balance sheet to minimize exposure to interest rate changes.

The Company experienced a series of unusual expenses during the first quarter of 2005 which had a significant impact on earnings for the period. Total non-interest expense increased approximately $750,000 on a linked quarter basis. This increase includes pre-tax charges of approximately $345,000 incurred as a result of the departure of two former members of senior management as well as a $70,000 expense associated with the Company’s decision to vest all outstanding unvested options. Additionally, the company recorded a higher than normal level of professional fees and expenses during the first quarter of 2005 related to SOX 404 compliance.

In addition, as a result of management’s on-going evaluation of the loan portfolio obtained in The Community Bank acquisition during the first quarter 2004, a $490,500 purchase accounting adjustment was made during the period. This purchase accounting adjustment resulted in a reduction of both goodwill and the allowance for loan losses.

On March 15, 2005 the Company paid its second consecutive annual dividend of $0.12 per share to shareholders of record on February 22, 2005.

Financial Condition at March 31, 2005 and December 31, 2004

During the three-month period ending March 31, 2005, total assets increased by $21.6 million, or 1.8%, to $1.2 billion. The loan portfolio increased by $14.0 million, on a net basis, in the first three months of 2005. Asset growth at the Bank was supported by in growth wholesale borrowings which increased $30.5 million or 13.1%.

At March 31, 2005, gross loans totaled $809.7 million, an increase of $13.6 million or 1.7% during the three months. Commercial mortgage loans, which total $292.6 million or 36.1% of gross loans, continue to comprise the largest segment of the portfolio followed by loans secured by residential mortgages and then the commercial and industrial portfolio which represent 29.0% and 17.0% of gross loans, respectively.

Our total liquid assets, defined as cash, due from banks and interest bearing balances, federal funds sold and investment securities, increased by $6.2 million during the three months, to $336.9 million at March 31, 2005 versus $330.7 million at the beginning of the period.

Customer deposits continue to be our primary funding source. At March 31, 2005, deposits totaled $837.0 million, a decrease of $8.2 million or 1.0% from year-end 2004. This reduction in deposits is due to management’s election to replace maturing wholesale deposits with borrowings. As a result, borrowings rose during the period $30.5 million or 13.1% to $263.6 million. We utilize various funding sources, as necessary, to support balance sheet management and growth. However, we believe that as our branch network continues to grow and mature, the volume of core deposits will become a relatively larger portion of our funding mix, which should contribute to a reduction in our overall funding cost. On a consolidated basis, average demand deposits increased $8.7 million from year-end and totaled $96.9 million as of March 31, 2005 comprising 11.6% of total deposits.

Our capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2005, our stockholders’ equity totaled $135.0 million, a $1.9 million decrease from the December 31, 2004 balance. The decrease is result of a $1.9 million net unrealized loss as a result of the mark-to-market of our available-for-sale securities portfolio and a net reduction in retained earnings due to the combination of a $2.1 million dividend of paid during the quarter, partially offset by quarterly net income $1.6 million.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net Income. Our net income for the three months ended March 31, 2005 was $1.6 million, a decrease of $86,000 from the same three-month period in 2004. Net income per share was $.09 basic and $.09 diluted for the three months ended March 31, 2005, as compared with $.11 basic and $.10 diluted for the same period in 2004. With strong internal loan growth our level of average earning assets has increased $105.5 million or 10.4% to $1.1 billion from $1.0 billion for the first quarter 2004. Our interest rate spread and net yield on average interest-earning assets increased 10 basis points and 16 basis points, respectively. Our net interest income grew 7.1%, from $8.4 million for the three-month period ending March 2004 to $9.0 million for the current quarter. Net income was also supported by a $217,000 or 14.2% increase in non-interest income. These improvements were offset by a 17.0% increase in non-interest expense. Our expense growth included the costs of new infrastructure and facilities associated with bringing item and core processing in-house and the continued expansion of our business, additional personnel costs, and as well as other unusual expenses realized during the quarter. These unusual expenses included costs related to retirement plans for the departure of two members of management, expensing of stock options and additional professional services expense associated with the evaluation and testing of controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).

Net Interest Income. During the three months ended March 31, 2005, our net interest income increased by $596,000 or 7.1% over the first quarter 2004 results to $9.0 million. Net interest income benefited from strong growth in average earning assets, coupled with 42 basis point increase in the overall yield on interest earning assets as year-over-year loan yields increased 49 basis points. However, during this rising rate environment, funding costs increases have outpaced that of assets, increasing 58 basis points over this same period to 2.57% from 1.99% one year ago.

The increase in earning assets is due primarily to $104.6 million of average loan growth experienced during the period. Approximately 60% of our $809.7 million portfolio is composed of floating rate loans, as a result, the Company has benefited from the recent increases in rate hikes imposed by the Federal Reserve. While short-term rates have increased from a year-ago, longer-term rates have remained relatively flat. As a result, yields on the investment portfolio have remained unchanged at 3.86%. Income on the investment portfolio for the three month period ending March 31, 2005 is slightly above that of the first quarter of 2004 due to a $4.1 million increase in the average balance in the portfolio. Average interest-bearing liabilities for the three-month period ending March 31, 2005 increased $93.7 million or 10.4% to $992.9 million. Our average cost of total interest-bearing liabilities increased 58 basis points from 1.99% to 2.57%. For the three months ended March 31, 2005, our net interest spread was 2.98% and our net interest margin was 3.27%. For the three months ended March 31, 2004, our net interest spread was 3.14% and our net interest margin was 3.37%.

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

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	2005			2004
					Interest
	Average	Interest	Average	Average	earned/	Average
	balance	earned/paid	yield/cost	balance	paid	yield/cost
Interest-earning assets:
Loans	$805,497	$12,302	6.19%	$700,927	$9,848	5.70%
Investment securities available for sale	224,342	2,395	4.32%	231,782	2,229	3.90%
Investment securities held to maturity	89,253	631	2.86%	77,753	762	3.97%
Federal funds sold	1,428	12	3.41%	4,565	10	0.89%

Total interest earning assets	1,120,520	15,340	5.55%	1,015,027	12,849	5.13%

Other assets	116,392			102,494

Total Assets	$1,236,912			$1,117,521

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$238,788	765	1.30%	$234,809	554	0.96%
Time deposits greater than $100K	279,311	2,020	2.93%	234,419	1,152	1.99%
Other time deposits	219,858	1,402	2.59%	226,438	1,291	2.31%
Short-term borrowings	72,933	436	2.42%	64,383	365	2.30%
Long-term debt	181,974	1,681	3.75%	139,128	1,047	3.05%

Total interest bearing liabilities	992,864	6,304	2.57%	899,177	4,409	1.99%

Demand deposits	98,458			85,583
Other Liabilities	10,114			9,819
Stockholders’ equity	135,476			130,656

Total liabilities and stockholders’ equity	$1,236,912			$1,125,235

Net interest income and net interest spread		$9,036	2.98%		$8,440	3.14%

Net interest margin			3.27%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.93%			112.88%

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2005 was $395,000 representing a decrease of $202,000 from the $597,000 provision we made for the three months ended March 31, 2004. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended March 31, 2005 net loan charge-offs totaled $308,000, an increase from $249,000 of net charge-offs during the three months ended March 31, 2004. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .16% and .14% for the three months ended March 31, 2005 and 2004, respectively. The dollar amount of non-performing assets increased to $8.8 million from $3.3 million at December 31, 2004 and $1.7 million at March 31, 2004, and as a percentage of total assets the ratio was 0.71% of total assets at March 2005 and 0.15% of total assets at March 2004. Approximately $6.2 million of nonperforming loans at March 31, 2005 consisted of two relationships. Based on collateral position and previously established reserves, it is anticipated that losses from these credits, if any, will be minimal. The allowance for loan losses at March 31, 2005 represented 1.50% of loans outstanding, compared with 1.57% at December 31, 2004 and 1.72% March 31, 2004. The Company’s level of allowance to period-end loans outstanding was reduced during the first quarter of 2005 due primarily to a $490,500 purchase accounting adjustment associated with management’s evaluation of the loan portfolio obtained in The Community Bank acquisition during the first quarter 2004. This purchase accounting adjustment resulted in both a reduction of goodwill and the allowance for loan losses. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended March 31, 2005 non-interest income increased by $217,000 or 14.2% to $1.7 million from $1.5 million for the same period in the prior year. The increase for the three months ended March 31, 2005 was due an increase in fees generated from mortgage originations, investment brokerage, and service charges on our deposit accounts. While the addition of the two Davidson Mortgage branches has enhanced our overall capability to generate mortgage origination fees, barring another significant decline in interest rates we anticipate similar fee income from mortgage originations in the near term. Additionally, we expect a continued positive trend in service charges and fees on deposit accounts as a result of deposit growth and as we continue to expand our branch network and deposit base.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. Because of our growth we have consistently seen increases in every major component of our non-interest expense. For the three months ended March 31, 2005, our non-interest expense increased $1.1 million or 17.0% over the same period in 2004. Non-interest expense during the first quarter of 2005 totaled $7.9 million and included a number of unusual expenses including the costs relating to retirement plans for management departures, the expensing of stock options, and an increased level of professional fees associated with SOX 404 compliance. Salaries and employee benefit expense increased $524,000 or 15.2% due to increased staff (including Davidson Mortgage personnel), normal pay increases as well as $345,000 of expense recognized with funding retirement plans for the departure of two senior managers. Occupancy and equipment expense increased $315,000, or 30.7%. Other expenses increased $307,000 or 13.5% reflecting the impact of accelerating vesting of stock option and professional services associated with SOX 404 compliance work, as well as the increased volume of business activity, principally increases in lending and growth in deposit accounts. Due to our expenses relative to our asset growth for the three months ended March 31, 2005, on an annualized basis, our ratio of non-interest expense to average total assets increased to 2.59% as compared with 2.45% for the same three months in 2004.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.7% for the three months ended March 31, 2005 and 2004.

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

Because of our continued growth and the availability of relatively low cost funding sources, we have maintained a relatively high level of liquidity in the form of federal funds sold and investment securities. These aggregated $317.4 million at March 31, 2005, compared to $328.5 million at March 31, 2004. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $309.0 million, as of March 31, 2005, from the Federal Home Loan Bank of Atlanta, with $172.8 million outstanding as of that date. At March 31, 2004 we had FHLB borrowings outstanding of $127.9 million. We also had repurchase agreements with a total outstanding balance of $41.3 million at March 31, 2005. Of this balance, $11.3 million were done as accommodations for our deposit customers and $30.0 million were outstanding with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At March 31, 2005, our outstanding commitments to extend credit consisted of loan commitments of $161.3 million and amounts available under home equity credit lines, other credit lines and letters of credit of $66.9 million, $5.7 million and $9.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eight-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 58% of our total deposits at March 31, 2005, a slight decrease from 59% at March 31, 2004. Brokered and out-of-market deposits totaled $185.4 million at the end of the first quarter 2005 versus $173.9 million at March 31, 2004. Time deposits of $100,000 or more totaled $270.7 million and $185.6 million at March 31, 2005 and March 31, 2004, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At March 31, 2005 our Tier I capital to average quarterly asset ratio was 10.2%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2005 was 13.1%.

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

Other than the effects of interest rate increases during the quarter, management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and its Senior Vice President, Controller and acting Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the company’s Chief Executive Officer and Senior Vice President, Controller and acting Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2005.

During the first quarter of 2005, the Company’s Executive Vice President and Chief Financial Officer resigned. His responsibilities as they relate to internal controls over financial reporting have been temporarily assumed by the Senior Vice President and Controller, who is the acting Chief Financial Officer, and others within the Company. On April 21, 2005, the Company announced that David W. Hinshaw will join the Company as Executive Vice President and Chief Financial Officer upon completion of a transition from his existing position as Director of Accounting and Auditing of the accounting firm Cherry, Bekaert & Holland.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Date: May 9, 2005	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Scott C. McLean
Scott C. McLean
Senior Vice President, Controller and acting Chief Financial Officer