Form 10-Q
period 2005-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-08-08
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
☐ Transition Report Under Section 13 or 15(d)
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
7.95% Junior Subordinated Debentures
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 31, 2005, (the most recent practicable date), the registrant had outstanding 17,837,150 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004 *
	(Amounts in thousands, except share
	data)
Assets
Cash and due from banks	$31,129	$17,758
Federal funds sold	752	80
Investment securities:
Available for sale, at fair value	238,677	237,764
Held to maturity, at amortized cost	90,125	75,145

Loans	845,847	796,103
Allowance for loan losses	(12,365)	(12,537)

Net Loans	833,482	783,566

Premises and equipment	28,943	28,325
Goodwill	49,603	50,135
Other assets	32,976	29,588

Total Assets	$1,305,687	$1,222,361

Liabilities and Stockholders’ Equity
Deposits
Demand	$112,764	$98,520
Money market, savings and NOW	247,149	236,121
Time	509,917	510,587

Total Deposits	869,830	845,228

Short-term borrowings	96,590	69,647
Long-term debt	193,523	163,493
Other liabilities	9,973	7,087

Total Liabilities	1,169,916	1,085,455

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,837,150 shares at June 30, 2005 and 17,819,234 shares at December 31, 2004	124,726	125,200
Retained earnings	12,686	11,693
Accumulated other comprehensive income (loss)	(1,641)	13

Total Stockholders’ Equity	135,771	136,906

Total Liabilities and Stockholders’ Equity	$1,305,687	$1,222,361

*	Derived from audited consolidated financial statements
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Amounts in thousands, except per share data)
Interest Income

Loans	$13,377	$10,198	$25,679	$20,046

Investment securities available for sale	2,504	2,199	4,899	4,428

Investment securities held to maturity	661	742	1,292	1,504

Federal funds sold	12	15	24	25

Total Interest Income	16,554	13,154	31,894	26,003

Interest Expense

Money market, savings, NOW deposits	999	390	1,764	944

Time deposits	3,840	2,543	7,262	4,986

Borrowings	2,529	1,580	4,646	2,992

Total Interest Expense	7,368	4,513	13,672	8,922

Net Interest Income	9,186	8,641	18,222	17,081

Provision for Loan Losses	475	717	870	1,314

Net Interest Income After Provision for Loan Losses	8,711	7,924	17,352	15,767

Non-Interest Income	1,854	1,780	3,600	3,309

Non-Interest Expense

Salaries and employee benefits	3,881	3,525	7,859	6,979

Occupancy and equipment	1,372	1,040	2,714	2,067

Other	2,090	2,161	4,667	4,431

Total Non-Interest Expense	7,343	6,726	15,240	13,477

Income Before Income Taxes	3,222	2,978	5,712	5,599

Income Tax Expense	1,152	1,021	2,042	1,956

Net Income	$2,070	$1,957	$3,670	$3,643

Net Income Per Share

Basic	$.12	$.11	$.21	$.22

Diluted	.11	.11	.20	.21

Cash dividends per share	.03	.00	.15	.11
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$2,070	$1,957	$3,670	$3,643

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	571	(6,947)	(2,479)	(5,580)
Tax effect	(220)	2,600	957	2,104

Net of tax amount	351	(4,347)	(1,522)	(3,476)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	—	(54)	—	(111)
Tax effect	—	22	—	43

Reclassification of gains recognized in net income	(105)	(124)	(215)	(262)
Tax effect	41	48	83	101

Net of tax amount	(64)	(108)	(132)	(229)

Total other comprehensive income (loss)	287	(4,455)	(1,654)	(3,705)

Comprehensive income (loss)	$2,357	$(2,498)	$2,016	$(62)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Other
				Comprehensive	Total Stockholders’
	Shares	Amount	Retained Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2004	17,819,234	$125,200	$11,693	$13	$136,906
Net income	—	—	3,670		3,670
Other comprehensive loss, net of tax	—	—	—	(1,654)	(1,654)
Common stock issued pursuant to:
Shares repurchased	(140,000)	(1,272)			(1,272)
Stock options exercised	157,916	637	—	—	637
Current income tax benefit	—	68	—	—	68
Stock options expensed	—	93	—	—	93

Cash dividends	—	—	(2,677)	—	(2,677)

Balance at June 30, 2005	17,837,150	$124,726	$12,686	$(1,641)	$135,771

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities

Net income	$3,670	$3,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,834	1,706
Provision for loan losses	870	1,314
Net increase in cash surrender value of life insurance	(220)	(167)
Realized (gain) loss on sale of securities	(56)	—
Realized (gain) loss on sale of premise and equipment	12	57
Realized (gain) loss on sale of foreclosed property	(33)	(58)
Changes in assets and liabilities:
Increase in other assets	(2,847)	(3,070)
Increase in other liabilities	2,954	567

Net Cash Provided by Operating Activities	6,184	3,992

Cash Flows from Investing Activities
Increase in federal funds sold	(672)	(4,078)
Purchase of:
Available-for-sale investment securities	(31,992)	(99,023)
Held-to-maturity investment securities	(19,500)	(2,245)
Proceeds from maturities and calls of:
Available-for-sale investment securities	28,449	69,913
Held-to-maturity investment securities	4,410	10,608
Net increase in loans	(50,343)	(43,869)
Purchases of premises and equipment	(2,131)	(3,702)
Proceeds from disposal of premises and equipment	19	—
Proceeds from sale of foreclosed assets	862	169
Purchase of bank-owned life insurance	—	(7,000)
Net cash used in business combinations	—	(8,299)

Net Cash Used by Investing Activities	(70,898)	(87,526)

Cash Flows from Financing Activities
Net increase in deposits	24,763	17,157
Net increase in borrowings	56,634	68,755
Issuance of common stock	637	1,042
Common stock repurchased	(1,272)	—
Cash dividends paid	(2,677)	(1,902)

Net Cash Provided by Financing Activities	78,085	85,052

Net Increase in Cash and Due From Banks	13,371	1,518
Cash and Due From Banks, Beginning of Year	17,758	22,929

Cash and Due From Banks, End of Period	$31,129	$24,447

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”), and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the determination of securities, intangibles, valuation of derivative instruments, stock-based compensation, income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Recently issued accounting pronouncements – In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement of Financial Accounting Standards No. 123(revised 2004) Share-Based Payment to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. As is described in Note 4, the Company accelerated the vesting of all outstanding, unvested options in the first quarter of 2005, and employee options granted in the second quarter of 2005 were exercisable upon grant. Accordingly, the effect of adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 are not expected to have a material effect on the Company’s financial position or results of operations.

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
Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	17,907,360	17,668,887	17,887,402	16,801,642

Effect of dilutive stock options	295,403	546,795	339,094	487,492

Effect of dilutive convertible preferred securities	—	—	—	409,431

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,202,763	18,215,682	18,226,496	17,698,565

Net income (in 000s)	$2,070	$1,957	$3,670	$3,643

Basic earnings per share	$0.12	$0.11	$0.21	$0.22

Diluted earnings per share	$0.11	$0.11	$0.20	$0.21
For the three and six month periods ending June 30, 2005 and 2004, no adjustment was made for the after tax effect of the expense associated with the dilutive convertible preferred securities which were converted or redeemed during the first quarter of 2004. Due to the conversion, the after tax effect of the expense associated with the dilutive convertible preferred securities adjustment was nominal, as less than one thousand dollars in interest expense was paid on redeemed shares.
For the six months ended June 30, 2005 and 2004, there were 495,482 and 17,200 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period.
Note 3 — Business Combination
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
During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision 623,725 non-vested options were accelerated from their established vesting over a 5 year period from date of grant to being fully vested. At the date the decision was made to accelerate the vesting, some of the options had exercise prices below market value. In accordance with the provisions of APB No. 25, compensation expense of $70,000 ($45,000 net of tax effect) has been recognized in the six months ended June 30, 2005 to reflect the effects of the accelerated vesting. The Company applied certain assumptions in the determination of the expense recognized during the period which were based on historical employee attrition rates.
The decision to accelerate the vesting of these options, which the Company believes to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123(R). Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $1.6 million (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology. During the second quarter of 2005 the Company granted employee stock options to purchase 31,000 shares, which were exercisable upon grant, and options to purchase 10,000 shares to advisory board members which vest over a five year period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income	$2,070	$1,957	$3,670	$3,643
As reported
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	45	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(50)	(241)	(1,565)	(312)

Pro forma	$2,020	$1,716	$2,150	$3,331

Basic earnings per share:
As reported	$.12	$.11	$.21	$.22
Pro forma	.11	.10	.12	.20

Diluted earnings per share:
As reported	.11	.11	.20	.21
Pro forma	.11	.09	.12	.19

Note 5 — Loans
Following is a summary of loans at each of the balance sheet dates presented:

	At June 30,		At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$238,953	28.3%	$238,454	30.0%

Commercial mortgage loans	294,953	34.9%	295,130	37.1%
Construction loans	138,326	16.4%	102,282	12.8%
Commercial and industrial loans	144,857	17.1%	127,432	16.0%
Loans to individuals	28,757	3.4%	32,805	4.1%

Loans, net of unearned income	845,847	100.0%	796,103	100.0%

Less: Allowance for loan losses	(12,365)		(12,537)

Net loans	$833,482		$783,566

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Balance at beginning of period	$12,133	$12,125	$12,537	$7,275

Provision for loan losses	475	717	870	1,314

Charge-offs	(327)	(296)	(648)	(623)
Recoveries	84	21	97	99

Net charge-offs	(243)	(275)	(551)	(524)

Allowance for loans acquired in purchase transactions, net	—	—	(491)	4,502

Balance at end of period	$12,365	$12,567	$12,365	$12,567

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2005	2004	2004
	(Amounts in thousands)
Nonaccrual loans	$6,969	$2,174	$2,536
Foreclosed assets	315	1,085	456

Total nonperforming assets	$7,284	$3,259	$2,992

Note 5 — Loans (Continued)
During the first quarter of 2005, management completed an extensive review of the allowance for loan losses related to the loan portfolio acquired in the first quarter of 2004 in connection with The Community Bank acquisition. This review was completed during the one year allocation period, and as a result, management determined the allowance for loan losses as recorded in the preliminary purchase price allocation should be adjusted downward. A purchase price allocation adjustment of $491,000 was recorded as a reduction of the allowance for loan losses and a reduction of goodwill.
As of June 30, 2005 the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $4.0 million with a corresponding valuation allowance of $1.4 million.
Note 6 — Non-Interest Income and Other Non-Interest Expenses
The major components of non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Service charges and fees on deposit accounts	$908	$815	$1,747	$1,565
Presold mortgage loan fees	277	193	527	357
Investment brokerage fees	242	237	451	399
SBIC management fees	96	138	203	276
Other	331	397	672	712

	$1,854	$1,780	$3,600	$3,309

     The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Postage, printing and office supplies	$149	$235	$414	$419
Advertising and promotion	252	239	454	319
Data processing and other outsourced services	121	544	259	986
Professional services	423	342	877	759
Other	1,145	801	2,663	1,948

	$2,090	$2,161	$4,667	$4,431

Note 7 – Common Stock Repurchase Program
In March 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. Purchases may be made from time to time when the Company believes it is advantageous to do so, considering such factors as the current market price and anticipated liquidity and capital needs. During the second quarter of 2005, the Company repurchased 140,000 shares at an average price of $9.08 per share.

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
Summary of the Second Quarter
The Company ended the period with total assets of $1.3 billion, an increase of $61.8 million or 5.0% on a linked quarter basis. During the quarter the Company experienced strong loan demand as net loans grew $35.9 million or 4.5% to end the period at $833.5 million. The growth in earning assets and higher interest rates combined to produce an increase in interest income of $1.2 million, or 7.9% from the first quarter. However, funding costs also increased, compressing our net interest margin 7 basis points to 3.20% from 3.27% for the quarter ended June 30, 2005. Despite the challenges presented in this flatter yield curve environment, we were able to increase net interest income by $150,000 to $9.2 million in the second quarter. While the Company may gain some benefit in the near-term from an increase in the Prime rate, we attempt to manage its balance sheet to minimize exposure to interest rate changes. The increased net interest income combined with improvements in non-interest income and reductions in non-interest expense to produce net income of $2.1 million, an increase of $470 thousand or 29% on a linked quarter basis, and an increase of $113 thousand, or 5.8% over the second quarter of 2004.
In March 2005, the Company announced a plan to repurchase up to 300,000 shares of stock. Through June 30, 2005, the Company has repurchased 140,000 shares at an average price of $9.08 per share. In addition, on July 28, 2005, the Company’s announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Corporation’s common stock. This is the Company’s second consecutive quarterly dividend, following our former practice of annual cash dividends.
Financial Condition at June 30, 2005 and December 31, 2004
During the six-month period ending June 30, 2005, total assets increased by $83.3 million, or 6.8%, to $1.3 billion. The investment and loan portfolios increased by $15.9 million and $49.7 million, respectively. Asset growth was supported by wholesale borrowings coupled with strong deposit growth. Deposits increased $24.6 million, or 2.9% during the period, with demand deposits increasing $14.2 million or 14.5%.
At June 30, 2005, loans totaled $845.8 million, an increase of $49.7 million or 6.2% during the six months. Commercial mortgage loans, which total $295.0 million or 34.9% of gross loans, continue to comprise the largest segment of the portfolio. Loans secured by residential mortgages and the commercial and industrial portfolio represent 28.3% and 17.1% of gross loans, respectively. Construction lending experienced the most growth during the period, increasing $36.0 million to end the quarter at $138.3 million and 16.4% of the consolidated loan portfolio.
Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $29.9 million during the six months, to $360.7 million at June 30, 2005 versus $330.8 million at the beginning of the period. Increases in the securities portfolio accounted for $15.9 million of the increase in liquid assets.
We utilize various funding sources, as necessary, to support balance sheet management and growth. Asset growth during the period was funded primarily by increases in deposits and wholesale borrowings. Customer deposits continue to be our primary funding source. At June 30, 2005, deposits totaled $869.8 million, an increase of $24.6 million or 2.9% from year-end 2004. Non-maturity deposits accounted for all of the deposit growth during the period, increasing $25.3 million. Borrowings during the period rose $57.0 million or 24.4% to $290.1 million.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2005, our stockholders’ equity totaled $135.8 million, a decrease of $1.1 million from the December 31, 2004 balance. The decrease is primarily the result of $2.7 million of cash dividends declared and paid during the period, coupled with a $1.5 million net decrease in the fair market value of available-for-sale securities, and $1.3 million of capital that was utilized to repurchase 140,000 shares of the Company’s outstanding stock.
Results of Operations for the Three Months Ended June 30, 2005 and 2004
Net Income. Our net income for the three months ended June 30, 2005 was $2.1 million, an increase of $113 thousand from the same three-month period in 2004. Net income per share was $.12 basic and $.11 diluted for the three months ended June 30, 2005, as compared with $.11 basic and $.11 diluted for the same period in 2004. With strong internal growth, our level of average earning assets has increased $108.2 million or 10.4% to $1.2 billion from $1.0 billion for the second quarter 2004. Our interest rate spread and net yield on average interest-earning assets declined 23 basis points and 13 basis points, respectively. Our net interest income grew 6.3%, from $8.6 million for the three-month period ending June 2004 to $9.2 million for the current quarter. Net income was also supported by a $74,000 or 4.2% increase in non-interest income. These improvements were partially offset by a 9.2% increase in non-interest expenses. Our expense growth included the costs of new facilities, additional personnel costs, and other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially hinder our earnings.
Net Interest Income. During the three months ended June 30, 2005, our net interest income increased by $545 thousand or 6.3% over the second quarter 2004 results to $9.2 million. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve. Due to strong loan demand our level of average earning assets has increased $108.2 million or 10.4% to $1.2 billion from $1.0 billion for the second quarter 2004. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. Between June 2004 and June 2005 the Federal Reserve increased the targeted Federal funds rate by 225 basis points causing an equal increase in the prime rate. However, the flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the second quarter of 2005 increased 70 basis points above that of the second quarter 2004 to 5.76%. However, our funding costs for the second quarter of 2005 increased 92 basis points to 2.88% from 1.95% for the same three-month period one year ago. This rise is due primarily to increased costs of wholesale borrowings and certificates of deposits being issued or renewed at higher rates. Average interest bearing liabilities increased $97.4 million or 10.5% to $1.0 billion from $927.5 million for the second quarter 2004. As a result of funding costs increases outpacing the rise in earning asset yields our net interest spread and net interest margin were negatively impacted. For the three months ended June 30, 2005, our net interest spread was 2.88% and our net interest margin was 3.20%. For the three months ended June 30, 2004, our net interest spread was 3.10% and our net interest margin was 3.32%.

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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
		Interest	Average		Interest	Average
	Average balance	earned/paid	yield/cost	Average balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$826,708	$13,377	6.49%	$717,871	$10,198	5.70%
Investment securities available for sale	238,218	2,504	4.22%	239,658	2,199	3.68%
Investment securities held to maturity	85,461	661	3.10%	80,651	742	3.69%
Federal funds sold	1,420	12	3.36%	5,414	15	1.11%

Total interest earning assets	1,151,807	16,554	5.76%	1,043,594	13,154	5.06%

Other assets	118,421			112,232

Total Assets	$1,270,228			$1,155,826

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$249,077	$999	1.61%	$239,666	$390	0.65%
Time deposits greater than $100K	260,003	2,266	3.50%	201,049	1,222	2.44%
Other time deposits	233,824	1,574	2.70%	267,199	1,321	1.98%
Short-term borrowings	105,690	521	1.98%	56,540	261	1.85%
Long-term debt	176,301	2,008	4.57%	163,036	1,319	3.24%

Total interest bearing liabilities	1,024,895	7,368	2.88%	927,490	4,513	1.95%

Demand deposits	100,853			88,810
Other Liabilities	9,374			8,491
Stockholders’ equity	135,106			131,035

Total liabilities and stockholders’ equity	$1,270,228			$1,155,826

Net interest income and net interest spread		$9,186	2.88%		$8,641	3.10%

Net interest margin			3.20%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.38%			112.52%

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2005 was $475,000 representing a decrease of $242,000 from the $717,000 provision we made for the three months ended June 30, 2004. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended June 30, 2005 net loan charge-offs totaled $243,000, down from $275,000 of net charge-offs during the three months ended June 30, 2004. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .12% and ..16% for the three months ended June 30, 2005 and 2004, respectively. The dollar amount of non-performing assets increased to $7.3 million from $3.3 million at December 31, 2004 and $3.0 million at June 30, 2004, and as a percentage of total assets the ratio increased from 0.25% of total assets at June 2004 to 0.56% at June 2005. The increase in non-performing assets from December 31, 2004 was primarily the result of loans in two relationships, for which specific reserves had been established in 2004, being placed on nonaccrual status in the first quarter of 2005. The allowance for loan losses at June 30, 2005 represented 1.46% of loans outstanding, compared with 1.57% at December 31, 2004 and 1.70% at June 30, 2004. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio, and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2005, non-interest income increased by $74,000 or 4.2% to $1.9 million from $1.8 million for the same period in the prior year. The increase for the three months ended June 30, 2005 was due primarily to increased services charges and fees on deposit accounts with a larger deposit base and fees generated from mortgage originations due to the lower long-term interest rate environment. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as gains and losses on their investments are recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the three months ended June 30, 2005, our non-interest expense increased $617,000 or 9.2% over the same period in 2004. Salaries and employee benefit expense increased $356,000 or 10.1%. This increase reflects the addition of personnel to support our expanding business and, to a lesser degree, normal salary increases. Occupancy and equipment expense increased $332,000, or 31.9% due to additional infrastructure to support in-house processing. Other expenses decreased $71,000 or 3.3% to $2.1 million. Due to our strong asset growth, our ratio of non-interest expenses, on an annualized basis, to average total assets decreased slightly to 2.32% as compared with 2.33% for the same three months in 2004.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.8% and 34.3%, respectively, for the three months ended June 30, 2005 and 2004.
Results of Operations for the Six Months Ended June 30, 2005 and 2004
Net Income. Our net income for the six months ended June 30, 2005 was $3.7 million, an increase of $27,000 from the same six-month period in 2004. Net income per share was $.21 basic and $.20 diluted for the six months ended June 30, 2005, as compared with $.22 basic and $.21 diluted for the same period in 2004. With strong internal growth our level of average earning assets has increased $106.9 million or 10.4% to $1.1 billion from $1.0 billion for the first six months of 2004. Our interest rate spread and net yield on average interest-earning assets decreased 19 basis points and 12 basis points, respectively. Our net interest income grew 6.7%, from $17.1 million for the six-month period ending June 2004 to $18.2 million for the current period. Net income was also supported by a $291,000 or 8.8% increase in non-interest income. These improvements were offset by a 13.1% increase in non-interest expenses. Our expense growth included the costs of new infrastructure and facilities associated with bringing item and core processing in-house and the continued expansion of our business, additional personnel costs, and as well as other unusual expenses incurred during the first quarter. These unusual expenses included costs related to retirement plans for the departure of two members of management, expensing of stock options and additional professional services expense associated with the evaluation and testing of controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).
Net Interest Income. During the six months ended June 30, 2005, our net interest income totaled $18.2 million, an increase of $1.1 million or 6.7% over the $17.1 million for the same six-month period in 2003. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve. Due to strong loan demand our level of average earning assets has increased $106.9 million or 10.4% to $1.1 billion from $1.0 billion for the six-months ended June 2004. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. Between June 2004 and June 2005 the Federal Reserve increased the targeted Federal funds rate by 225 basis points causing an equal increase in the prime rate. However, the flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the first six months of 2005 increased 57 basis points above that of the first half of 2004 to 5.66%. However, our funding costs for the same six month period of 2005 increased 76 basis points to 2.73% from 1.97% for the same six-month period one year ago. This rise is due primarily to increased costs of wholesale borrowings and certificates of deposits being issued or renewed at higher rates. Average interest bearing liabilities increased $95.6 million or 10.5% to $1.0 billion from $913.4 million for the six-month period ending June 2004. As a result of funding costs increases outpacing the rise in earning asset yields our net interest spread and net interest margin were negatively impacted. For the six months ended June 30, 2005, our net interest spread was 2.93% and our net interest margin was 3.23%. For the six months ended June 30, 2004, our net interest spread was 3.12% and our net interest margin was 3.35%.

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

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
		Interest	Average		Interest	Average
	Average balance	earned/paid	yield/cost	Average balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$816,161	$25,679	6.34%	$709,446	$20,046	5.70%
Investment securities available for sale	231,318	4,899	4.27%	235,742	4,428	3.79%
Investment securities held to maturity	87,347	1,292	2.98%	79,210	1,504	3.38%
Federal funds sold	1,424	24	3.40%	4,992	25	1.01%

Total interest earning assets	1,136,250	31,894	5.66%	1,029,390	26,003	5.09%

Other assets	117,412			107,390

Total Assets	$1,253,662			$1,136,780

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$243,961	$1,764	1.46%	$237,251	$944	0.80%
Time deposits greater than $100K	269,603	4,286	3.21%	217,642	2,374	2.20%
Other time deposits	226,880	2,976	2.65%	246,931	2,612	2.13%
Short-term borrowings	89,402	956	2.16%	60,440	626	2.09%
Long-term debt	179,122	3,690	4.15%	151,148	2,366	3.16%

Total interest bearing liabilities	1,008,968	13,672	2.73%	913,412	8,922	1.97%

Demand deposits	99,662			85,568
Other Liabilities	9,742			11,301
Stockholders’ equity	135,290			126,499

Total liabilities and stockholders’ equity	$1,253,662			$1,136,780

Net interest income and net interest spread		$18,222	2.93%		$17,081	3.12%

Net interest margin			3.23%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.62%			112.70%

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2005 was $870,000 representing a decrease of $444,000 from the $1.3 million provision we made for the six months ended June 30, 2004. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the six months ended June 30, 2005 net loan charge-offs totaled $551,000, up from $524,000 of net charge-offs during the six months ended June 30, 2004. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .14% and .15% for the six months ended June 30, 2005 and 2004, respectively. The dollar amount of non-performing assets increased to $7.3 million from $3.3 million at December 31, 2004 and $3.0 million at June 30, 2004, and as a percentage of total assets the ratio increased from 0.25% of total assets at June 2004 to 0.56% at June 2005. The increase in non-performing assets from December 31, 2004 was primarily the result of loans in two relationships, for which specific reserves had been established in 2004, being placed on nonaccrual status in the first quarter of 2005. The allowance for loan losses at June 30, 2005 represented 1.46% of loans outstanding, compared with 1.57% at December 31, 2004 and 1.70% at June 30, 2004. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio, and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the six months ended June 30, 2005, non-interest income increased by $291,000 or 8.8% to $3.6 million from $3.3 million for the same period in the prior year. The increase for the six months ended June 30, 2005 was due primarily to $182,000 increase in services charges and fees on deposit account with a larger deposit base and fees generated from mortgage originations due to the lower long-term interest rate environment. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as gains and losses on their investments are realized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2005, our non-interest expense increased $1.8 million or 13.1% over the same period in 2004. Salaries and employee benefit expense increased $880,000 or 12.6%. This increase includes $345,000 of costs related to retirement plans for the departure of two members of management recognized in the first quarter. Occupancy and equipment expense increased $647,000 or 31.3% reflecting the costs of new infrastructure and facilities associated with bringing item and core processing in-house. Other expenses increased $236,000 or 5.3% which includes expensing of stock options and additional professional services expense associated with the evaluation and testing of controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Due to the increased expenses absorbed during the six months ended June 30, 2004, on an annualized basis, our ratio of non-interest expenses to average total assets increased to 2.45% as compared with 2.37% for the same six months in 2004.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.8% and 35.0% for the six months ended June 30, 2005 and 2004, respectively.
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
Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $329.6 million at June 30, 2005, an increase of $16.6 million from $313.0 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $309.0 million, as of June 30, 2005, from the Federal Home Loan Bank of Atlanta, with $184.8 million outstanding as of that date. At June 30, 2004 we had FHLB borrowings outstanding of $147.9 million. We also had repurchase agreements with total outstanding balances of $49.3 million at June 30, 2005. Of this balance, $9.3 million were done as accommodations for our deposit customers and $40.0 million were outstanding with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At June 30, 2005, our outstanding commitments to extend credit consisted of loan commitments of $173.6 million and amounts available under home equity credit lines, other credit lines and letters of credit of $69.4 million, $3.8 million and $9.6 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Certificates of deposits represented 58.6% of our total deposits at June 30, 2005, a slight decrease from 59.2% at June 30, 2004. Brokered and out-of-market deposits totaled $207.5 million at the end of the second quarter 2005 versus $166.7 million at June 30, 2004. Time deposits of $100,000 or more totaled $276.9 million and $242.9 million at June 30, 2005 and June 30, 2004, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At June 30, 2005 our Tier I capital to average quarterly asset ratio was 9.4%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2005 was 11.2%.
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
Other than the effects of interest rate increases during the first six months, management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures
Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of June 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended June 30, 2005 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2005. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total	Average	Part of	of Shares That
	Number of	Price	Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program
April 1, 2005 to April 30, 2005	—	$—	—	300,000
May 1, 2005 to May 31, 2005	100,000	$9.08	100,000	200,000
June 1 2005 to June 30, 2005	40,000	$9.09	140,000	160,000
Item 4. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders was held on May 24, 2005. Of 17,941,028 shares entitled to vote at the meeting, 14,287,847 shares voted. The following matters were voted on at the meeting:
Proposal 1:	Shareholders elected Don G. Angell, James O. Frye, Lynn L. Lane and H. Lee Merritt, Jr. to serve three-year terms expiring at the annual meeting in 2008 or until their successors are elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld	Abstain
Don G. Angell	14,168,950	—	118,897
James O. Frye	13,950,249	—	337,598
Lynn L. Lane	14,044,270	—	243,577
H. Lee Merritt, Jr.	13,909,303	—	378,544
The following directors continue in office after the meeting: Don G. Angell, F. Scott Bauer, Zack W. Blackmon, Sr., Dr. Charles R. Bokesch, Edward T. Brown, James G. Chrysson, James O. Frye, Matthew G. Gallins, Lynn L. Lane, H. Lee Merritt, Jr., Durward A. Smith, Jr., Dr. William G. Ward, Sr.
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Date: August 8, 2005	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: August 8, 2005	By:	/s/ David W. Hinshaw
David W. Hinshaw
Executive Vice President and Chief Financial Officer