Form 10-Q
period 2005-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2005-11-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
7.95% Junior Subordinated Debentures
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, (the most recent practicable date), the registrant had outstanding 17,738,747 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2005	2004 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$22,449	$17,758
Federal funds sold	794	80
Investment securities
Available for sale, at fair value	225,172	237,764
Held to maturity, at amortized cost	90,321	75,145

Loans	856,839	796,103
Allowance for loan losses	(11,773)	(12,537)

Net Loans	845,066	783,566

Premises and equipment	30,283	28,325
Goodwill	49,603	50,135
Other assets	34,383	29,588

Total Assets	$1,298,071	$1,222,361

Liabilities and Stockholders’ Equity
Deposits
Demand	$105,660	$98,520
Money market, savings and NOW	272,546	236,121
Time	518,406	510,587

Total Deposits	896,612	845,228

Short-term borrowings	60,183	69,647
Long-term debt	192,913	163,493
Other liabilities	11,904	7,087

Total Liabilities	1,161,612	1,085,455

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,746,480 shares at September 30, 2005 and 17,819,234 shares at December 31, 2004, respectively	123,681	125,200
Retained earnings	14,620	11,693
Accumulated other comprehensive income (loss)	(1,842)	13

Total Stockholders’ Equity	136,459	136,906

Total Liabilities and Stockholders’ Equity	$1,298,071	$1,222,361

*	Derived from audited consolidated financial statements
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Amounts in thousands, except per share data)
Interest Income
Loans	$14,424	$11,018	$40,103	$31,064
Investment securities available for sale	2,449	2,546	7,348	6,974
Investment securities held to maturity	645	335	1,937	1,839
Federal funds sold	16	10	40	35

Total Interest Income	17,534	13,909	49,428	39,912

Interest Expense
Money market, savings, NOW deposits	1,221	442	2,985	1,386
Time deposits	4,325	2,966	11,587	7,952
Borrowings	2,755	1,653	7,401	4,645

Total Interest Expense	8,301	5,061	21,973	13,983

Net Interest Income	9,233	8,848	27,455	25,929

Provision for Loan Losses	(300)	575	570	1,889

Net Interest Income After Provision for Loan Losses	9,533	8,273	26,885	24,040

Non-Interest Income	1,906	1,848	5,506	5,157

Non-Interest Expense
Salaries and employee benefits	3,794	3,473	11,653	10,452
Occupancy and equipment	1,458	1,068	4,172	3,135
Other	2,294	2,355	6,961	6,786

Total Non-Interest Expense	7,546	6,896	22,786	20,373

Income Before Income Taxes	3,893	3,225	9,605	8,824

Income Tax Expense	1,421	1,119	3,463	3,075

Net Income	$2,472	$2,106	$6,142	$5,749

Net Income Per Share
Basic	$.14	$.12	$.34	$.34
Diluted	.14	.12	.34	.32

Cash dividends per share	.03	.00	.18	.11
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Amounts in thousands)
Net income	$2,472	$2,106	$6,142	$5,749

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(411)	4,922	(2,890)	(658)
Tax effect	159	(1,853)	1,116	251

Net of tax amount	(252)	3,069	(1,774)	(407)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	—	—	83	(111)
Tax effect	—	—	(32)	43
Reclassification of gains recognized in net income	83	(110)	(215)	(372)
Tax effect	(32)	39	83	140

Net of tax amount	51	(71)	(81)	(300)

Total other comprehensive income (loss)	(201)	2,998	(1,855)	(707)

Comprehensive income (loss)	$2,271	$5,104	$4,287	$5,042

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (loss)	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2004	17,819,234	$125,200	$11,693	$13	$136,906
Net income	—	—	6,142		6,142
Other comprehensive loss, net of tax	—	—	—	(1,855)	(1,855)
Common shares repurchased	(297,000)	(2,758)			(2,758)
Stock options exercised including income tax benefit of $120	224,246	1,146	—	—	1,146
Stock options expensed	—	93	—	—	93

Cash dividends	—	—	(3,215)	—	(3,215)

Balance at September 30, 2005	17,746,480	$123,681	$14,620	$(1,842)	$136,459

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$6,142	$5,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,949	3,415
Provision for loan losses	570	1,889
Net increase in cash surrender value of life insurance	(320)	(268)
Realized (gain) loss on sale of premise and equipment	24	57
Realized (gain) loss on sale of foreclosed property	9	(58)
Changes in assets and liabilities:
Increase in other assets	(4,190)	(4,567)
Increase in other liabilities	4,937	3,221

Net Cash Provided by Operating Activities	10,121	9,438

Cash Flows from Investing Activities
Increase in federal funds sold	(714)	(960)
Purchase of:
Available-for-sale investment securities	(31,992)	(113,146)
Held-to-maturity investment securities	(19,940)	(2,245)
Proceeds from maturities and calls of:
Available-for-sale investment securities	41,314	96,203
Held-to-maturity investment securities	4,597	15,624
Net increase in loans	(61,627)	(83,384)
Purchases of premises and equipment	(4,292)	(5,784)
Proceeds from disposal of premises and equipment	67	—
Proceeds from sale of foreclosed assets	910	1,322
Purchase of bank-owned life insurance	—	(7,000)
Net cash used in business combinations	—	(8,761)

Net Cash Used by Investing Activities	(71,677)	(108,131)

Cash Flows from Financing Activities
Net increase in deposits	51,803	61,004
Net increase in borrowings	19,391	34,643
Issuance of common stock	1,026	1,563
Common stock repurchased	(2,758)	—
Cash dividends paid	(3,215)	(1,902)

Net Cash Provided by Financing Activities	66,247	95,308

Net Increase in Cash and Due From Banks	4,691	(3,385)
Cash and Due From Banks, Beginning of Year	17,758	22,929

Cash and Due From Banks, End of Period	$22,449	$19,544

See accompanying notes.

Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.
Recently issued accounting pronouncements – In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. As is described in Note 4, the Company accelerated the vesting of all outstanding, unvested options in the first quarter of 2005, and employee options granted in the second quarter of 2005 were exercisable upon grant. Accordingly, the effect of adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 is not expected to have a material effect on the Company’s financial position or results of operations.

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
Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	17,851,787	17,769,694	17,875,400	17,126,681

Effect of dilutive stock options	288,143	438,671	316,120	519,457

Effect of dilutive convertible preferred securities	—	—	—	204,716

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,139,930	18,208,365	18,191,520	17,850,854

Net income (Amounts in thousands)	$2,472	$2,106	$6,142	$5,749
Basic	$0.14	$0.12	$0.34	$0.34
Diluted	$0.14	$0.12	$0.34	$0.32
For the three and nine month periods ending September 30, 2005 and 2004, net income for determining diluted earnings per share was equivalent to net income. Due to the conversion, the after-tax effect of the expense associated with the dilutive convertible preferred securities adjustment was nominal, as less than $1,000 in interest expense was paid on redeemed shares.
Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive amount to 489,755 and 288,785 shares for the three months ended September 30, 2005 and 2004, respectively, and 485,814 and 190,225 for the nine months ended September 30, 2005 and 2004, respectively.
Note 3 — Business Combinations
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
During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision, 623,725 non-vested options were accelerated from their established vesting over a 5-year period from date of grant to being fully vested. At the date the decision was made to accelerate the vesting, some of the options had exercise prices below market value. In accordance with the provisions of APB No. 25, compensation expense of $70,000 ($45,000 net of tax effect) has been recognized in the nine months ended September 30, 2005 to reflect the effects of the accelerated vesting. The Company applied certain assumptions in the determination of the expense recognized during the period, which were based on historical employee attrition rates.
The decision to accelerate the vesting of these options, which the Company believes to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123(R). Because these options were accelerated, non-cash compensation expense related to these options is expected to be reduced by approximately $1.6 million (pre-tax) between of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology. During the third quarter of 2005, the Company granted options to purchase 15,000 shares to board members, under an existing option plan, and all such options were immediately vested.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income as reported	$2,472	$2,106	$6,142	$5,749

Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	45	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(25)	(243)	(1,590)	(555)

Pro forma	$2,447	$1,863	$4,597	$5,194

Basic earnings per share:
As reported	$.14	$.12	$.34	$.34
Pro forma	.14	.11	.26	.30

Diluted earnings per share:
As reported	.14	.12	.34	.32
Pro forma	.13	.10	.25	.29

Note 5 — Loans
Following is a summary of loans at each of the balance sheet dates presented:

	At September 30,		At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Residential mortgage loans	$245,998	28.7%	$238,454	30.0%

Commercial mortgage loans	283,751	33.1%	295,130	37.1%
Construction loans	152,398	17.8%	102,282	12.8%
Commercial and industrial loans	145,882	17.0%	127,432	16.0%
Loans to individuals	28,810	3.4%	32,805	4.1%

Subtotal	856,839	100.0%	796,103	100.0%

Less: Allowance for loan losses	(11,773)		(12,537)

Net loans	$845,066		$783,566

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Amounts in thousands)
Balance at beginning of period	$12,365	$12,567	$12,537	$7,275

Provision for loan losses	(300)	575	570	1,889

Charge-offs	(303)	(542)	(951)	(1,165)
Recoveries	11	29	108	128

Net charge-offs	(292)	(513)	(843)	(1,037)

Allowance for loans acquired in purchase transactions, net	—	—	(491)	4,502

Balance at end of period	$11,773	$12,629	$11,773	$12,629

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Amounts in thousands)
Nonaccrual loans	$3,752	$2,174	$1,942
Foreclosed assets	389	1,085	1,030

Total nonperforming assets	$4,141	$3,259	$2,972

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
Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. During the third quarter, credit quality metrics improved substantially with the successful resolution of certain non-performing loans for which specific reserves had been allocated in the fourth quarter of 2004 and which were initially classified as nonaccrual in the first quarter of 2005. As a result of the resolution of these specific exposures, repayment of or improvement in other higher risk rated loans, and consideration of other factors as described above, management determined the allowance for loan losses at September 30, 2005 should be reduced by $300,000, net of charge-offs for the quarter.
As of September 30, 2005, the Company had no loans considered impaired under the provisions of SFAS No. 114.
Note 6 — Non-Interest Income and Other Non-Interest Expense
The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Service charges and fees on deposit accounts	$970	$828	$2,717	$2,393
Presold mortgage loan fees	335	198	862	555
Investment brokerage fees	116	205	567	604
SBIC management fees	108	138	311	414
Other	377	479	1,049	1,191

	$1,906	$1,848	$5,506	$5,157

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Postage, printing and office supplies	$186	$190	$600	$609
Advertising and promotion	171	275	625	594
Data processing and other outsourced services	130	457	389	1,443
Professional services	422	344	1,299	1,103
Other	1,385	1,089	4,048	3,037

	$2,294	$2,355	$6,961	$6,786

Note 7 – Common Stock Repurchase Programs
The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. Purchases under both plans may be made from time to time when the Company believes it is advantageous to do so, considering such factors as the current market price and anticipated liquidity and capital needs. Through September 30, 2005, the Company had repurchased 297,000 shares at an average price of $9.29 per share. Subsequent to the end of third quarter, the Company completed the repurchase program under the first authorization and began repurchasing shares under the second authorization.
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
Summary of Third Quarter
During the third quarter, the Company continued its organic loan growth while maintaining excellent credit quality. On the funding side, we focused on building in-market, non-maturity deposits to decrease the reliance on wholesale funding. For the quarter, net loans grew $11.6 million or 1.4% to end the period at $845.1 million. Credit quality metrics improved substantially with the successful resolution of certain non-performing loans for which specific reserves had been allocated in the fourth quarter of 2004 and which were initially classified as nonaccrual in the first quarter of 2005. Total deposits grew to $896.6 million at September 30, 2005, an increase of $26.8 million over the prior quarter, driven by increases in non-maturity deposits of $18.3 million from the prior quarter and $51.9 million from September 30, 2004. The increased level of earning assets and higher short-term interest rates provided an increase in interest income of $1.0 million, or 5.9% on a linked-quarter basis. Increases in funding costs partially offset the increases in interest income, and as a result, our net interest income increased $47 thousand, while our net interest margin contracted nine basis points to 3.11% from 3.20% compared with the quarter ended June 30, 2005. Compared with the third quarter of 2004, net interest income increased $385 thousand, or 4.4%. The increase in net interest income combined with improvements in non-interest income to produce net income of $2.5 million, an increase of $402 thousand or 19.4% on a linked-quarter basis, and an increase of $366 thousand, or 17.4% over the third quarter of 2004. Earnings per fully diluted share were $0.14 and $0.34 for the three and nine months end September 30, 2005, respectively, increases of 16.7% and 6.3% over the same periods in the prior year.
In March 2005, the Company announced a plan to repurchase up to 300,000 shares of stock. In September 2005, the Company announced a plan to repurchase up to 600,000 additional shares of stock. Subsequent to quarter end, the Company completed the repurchase program under the first authorization and has begun to repurchase shares under the second authorization. Through September 30, 2005, the Company had repurchased 297,000 shares at an average price of $9.29 per share.
On October 26, 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Corporation’s common stock. This is the Company’s third consecutive quarterly dividend, following the former practice of annual cash dividends.
Financial Condition at September 30, 2005 and December 31, 2004
During the nine-month period ending September 30, 2005, total assets increased by $75.7 million, or 6.2%, to $1.3 billion. The Company’s loan portfolio net of allowance for loan losses increased to $845.1 million, a $61.5 million, or 7.8% increase from December 2004. Emphasis on growing in-market, non-maturity deposits netted an increase in non-maturity deposits of $43.6 million, or 13.0% during the period, with time deposits increasing by $7.8 million, or 1.5%.
At September 30, 2005, gross loans totaled $856.8 million, an increase of $60.7 million or 7.6% from December 31, 2004. Commercial mortgage loans, which total $283.8 million or 33.1% of gross loans, continue to comprise the largest segment of the portfolio. Loans secured by residential mortgages and the commercial and industrial portfolio represent 28.7% and 17.0% of gross loans, respectively. Construction lending experienced the most growth during the quarter, increasing $14.0 million to end the period at $152.4 million or 17.8% of the consolidated loan portfolio.
Our total liquid assets, defined as cash and due from banks, federal funds sold and investment securities, increased by $7.9 million to $338.7 million at September 30, 2005 versus $330.8 million at the beginning of the period.
We utilize various funding sources, as necessary, to support balance sheet management and growth. Asset growth during the period was funded primarily by increases in deposits and wholesale borrowings. Customer deposits continue to be our primary funding source. At September 30, 2005, deposits totaled $896.6 million, an increase of $51.4 million or 6.1% from year-end 2004. Non-maturity deposits accounted for a majority of the deposit growth during the period, increasing $43.6 million. Borrowings during the nine-month period increased by $20.0 million or 8.6% to $253.1 million.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2005, our stockholders’ equity totaled $136.5 million, a decrease of $447 thousand from the December 31, 2004 balance. The decrease is primarily the result of earnings of $6.1 million offset by $3.2 million of cash dividends declared and paid during the period, a $1.8 million net decrease in the fair market value of available-for-sale securities, and the repurchase of $2.8 million, or 297,000 shares, of the Company’s outstanding stock during the period.
Results of Operations for the Three Months Ended September 30, 2005 and 2004
Net Income. Our net income for the three months ended September 30, 2005 was $2.5 million, an increase of $366 thousand, or 17.4%, from the same three-month period in 2004. Net income per share was $.14 basic and diluted for the three months ended September 30, 2005 as compared with $.12 basic and diluted for the same period in 2004. With strong internal growth, our level of average earning assets has increased $108.7 million or 10.2% to $1.2 billion from $1.1 billion for the third quarter 2004. As a result of the challenging interest rate environment, our interest rate spread and net yield on average interest-earning assets compressed thirty-one basis points and seventeen basis points, respectively. Our net interest income grew 4.4%, from $8.8 million for the three-month period ending September 2004 to $9.2 million for the current quarter. Net income was also supported by a $58 thousand or 3.1% increase in non-interest income. These improvements were partially offset by a 9.4% increase in non-interest expense. Our non-interest expense growth included the costs of new facilities, additional personnel, and other infrastructure associated with expansion of our business. While these expenses represent investments in building our franchise, they initially constrict earnings.
Net Interest Income. During the three months ended September 30, 2005, our net interest income increased by $385 thousand or 4.4% over the third quarter 2004 results to $9.2 million. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve. Due to strong loan demand, our level of average earning assets has increased $108.7 million or 10.2% to $1.2 billion from $1.1 billion for the third quarter 2004. The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Between September 2004 and September 2005, the Federal Reserve increased the targeted federal funds rate by 200 basis points to 3.75% causing a corresponding increase in the prime rate. However, flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the third quarter of 2005 increased by 74 basis points above that of the third quarter 2004 to 5.90%. However, our funding costs for the third quarter of 2005 increased 105 basis points to 3.14% from 2.09% for the same three-month period a year ago. This rise is due primarily to increased costs of short-term borrowings and certificates of deposits being issued or renewed at higher rates. Average interest-bearing liabilities increased $88.2 million or 9.2% to $1.0 billion from $961.4 million for the third quarter 2004. As a result of funding cost increases outpacing the rise in earning asset yields, our net interest spread and net interest margin were negatively impacted. For the three months ended September 30, 2005, our net interest spread was 2.76% and our net interest margin was 3.11%. For the three months ended September 30, 2004, our net interest spread was 3.07% and our net interest margin was 3.28%.

Average Yield/Cost Analysis
The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
		Interest	Average		Interest	Average
	Average balance	earned/paid	yield/cost	Average balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$853,802	$14,424	6.70%	$760,488	$11,018	5.75%
Investment securities available for sale	233,424	2,449	4.16%	250,520	2,546	4.03%
Investment securities held to maturity	90,042	645	2.85%	57,100	335	2.33%
Federal funds sold	1,759	16	3.61%	2,217	10	1.79%

Total interest earning assets	1,179,027	17,534	5.90%	1,070,325	13,909	5.16%

Other assets	126,333			113,432

Total assets	$1,305,360			$1,183,757

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$255,193	$1,221	1.90%	$244,432	$442	0.72%
Time deposits greater than $100K	285,721	2,561	3.56%	300,055	2,319	3.07%
Other time deposits	223,332	1,764	3.13%	196,631	647	1.31%
Short-term borrowings	91,992	945	4.08%	86,360	330	1.52%
Long-term debt	193,324	1,810	3.71%	133,934	1,323	3.92%

Total interest bearing liabilities	1,049,562	8,301	3.14%	961,412	5,061	2.09%

Demand deposits	107,647			81,405
Other Liabilities	12,039			7,109
Stockholders’ equity	136,112			133,831

Total liabilities and stockholders’ equity	$1,305,360			$1,183,757

Net interest income and net interest spread		$9,233	2.76%		$8,848	3.07%

Net interest margin			3.11%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.34%			111.33%

Provision for Loan Losses. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the third quarter, credit quality metrics improved substantially with the successful resolution of certain non-performing loans for which specific reserves had been allocated in the fourth quarter of 2004 and which were classified as nonaccrual in the first quarter of 2005. As a result of the resolution of these specific exposures, repayment of or improvement in other higher risk rated loans, and consideration of other factors as described above, management determined the allowance for loan losses at September 30, 2005 should be reduced by $300 thousand, net of charge-offs for the quarter, compared to a provision of $575 thousand for the three months ended September 30, 2004. During the three months ended September 30, 2005 net loan charge-offs totaled $292 thousand, a decrease from $513 thousand of net charge-offs during the three months ended September 30, 2004. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding declined thirteen basis points to .14% for the three months ended September 30, 2005 compared to .27% reported for the three months ended September 30, 2004. Non-performing assets at September 30, 2005 increased to $4.1 million or 0.32% of total assets from $3.3 million or 0.27% of total assets at December 31, 2004 and $2.9 million or 0.25% of total assets at September 30, 2004 but decreased from $7.3 million, or 0.56% of total assets as of June 30, 2005. The increase in non-performing assets from December 31, 2004 was primarily the result of the non-performing loans described above. Certain of those loans were repaid or removed from nonaccrual status during the third quarter; others were repaid subsequent to quarter end, which we expect will result in additional improvement in nonaccrual loan measures during the fourth quarter. The allowance for loan losses at September 30, 2005 represented 1.37% of loans outstanding, compared with 1.57% at December 31, 2004 and 1.62% at September 30, 2004. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.
Non-Interest Income. For the three months ended September 30, 2005, non-interest income increased by $58 thousand or 3.1% to $1.9 million from $1.8 million for the same period in the prior year. The improvement for the three months ended September 30, 2005 was due to the increased service charges and fees on deposit accounts with a larger deposit base, and fees generated from mortgage originations due to the lower long-term interest rate environment. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expense. For the three months ended September 30, 2005, our non-interest expense increased $650 thousand or 9.4% over the same period in 2004. On a consolidated basis, salaries and employee benefit expense increased $321 thousand or 9.2%. Occupancy and equipment expense increased $390 thousand, or 36.5%. Other expenses decreased $61 thousand or 2.6% to $2.3 million. Due to our strong asset growth, our annualized ratio of non-interest expenses to average total assets decreased slightly to 2.29% as compared with 2.33% for the same three months in 2004.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 36.5% and 34.7%, respectively, for the three months ended September 30, 2005 and 2004. The increase is reflective of the impact of the large corporation tax rate and a reduction, as a percentage of total income, in tax-exempt interest.
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
Net Income. Our net income for the nine months ended September 30, 2005 was $6.1 million, an increase of $393 thousand from the same nine-month period in 2004. Net income per share was $.34 basic and diluted for the nine months ended September 30, 2005, as compared with $.34 basic, and $.32 diluted for the same period in 2004. With strong internal loan growth, our level of average earning assets has increased $107.5 million or 10.3% to $1.2 billion from $1.0 billion for the first nine months of 2004. Our net interest income grew 5.9%, from $25.9 million for the nine-month period ending September 2004 to $27.5 million for the current period, as the increases from earnings on higher asset balances were partially offset by a decrease in our interest rate spread. As a result of the challenging interest rate environment, our interest rate spread and net yield on average interest-earning assets compressed twenty-three basis points and thirteen basis points, respectively. Net income was also supported by a $349 thousand or 6.8% increase in non-interest income. These improvements were offset by an 11.8% increase in non-interest expense. Our expense growth includes the costs of new infrastructure and facilities associated with bringing item and core processing in-house and the continued expansion of our business, additional personnel costs, as well as other unusual expenses incurred during the first quarter. These unusual expenses include costs related to retirement plans for the departure of two members of management, expensing of stock options and additional professional services expense associated with the evaluation and testing of controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.
Net Interest Income. During the nine months ended September 30, 2005, our net interest income totaled $27.5 million, an increase of $1.5 million or 5.9% over $25.9 million generated in the same nine-month period in 2004. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve. Due to strong loan demand, our level of average earning assets has increased $107.5 million or 10.3% to $1.2 billion from $1.0 billion for the nine-months ended September 2004. The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Between September 2004 and September 2005, the Federal Reserve increased the targeted federal funds rate by 200 basis points causing an equal increase in the prime rate. However, flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yields on total interest-earning assets in the first nine months of 2005 increased sixty-two basis points above that of the first nine months of 2004 to 5.74%. However, our funding costs for the same nine month period of 2005 increased by eighty-five basis points to 2.87% from 2.02% for the same nine-month period one year ago. This rise is due primarily to increase costs of short-term borrowings and certificates of deposits being issued or renewed at higher rates. Average interest-bearing liabilities increased $93.1 million or 10.0% to $1.0 billion from $929.6 thousand for the nine-month period ending September 30, 2004. As a result of funding cost increases outpacing the rise in earning asset yields our net interest spread and net interest margin were negatively impacted. For the nine months ended September 30, 2005, our net interest spread was 2.87% and our net interest margin was 3.19%. For the nine months ended September 30, 2004, our net interest spread as 3.10% and our net interest margin was 3.32%.

Average Yield/Cost Analysis
The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
		Interest	Average		Interest	Average
	Average balance	earned/paid	yield/cost	Average balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$828,846	$40,103	6.47%	$726,647	$31,064	5.72%
Investment securities available for sale	232,028	7,348	4.23%	240,722	6,974	3.87%
Investment securities held to maturity	88,255	1,937	2.93%	71,759	1,839	3.43%
Federal funds sold	1,537	40	3.48%	4,057	35	1.15%

Total interest earning assets	1,150,666	49,428	5.74%	1,043,185	39,912	5.12%

Other assets	120,418			109,426

Total assets	$1,271,084			$1,152,611

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$247,746	$2,985	1.61%	$239,671	$1,386	0.77%
Time deposits greater than $100K	275,035	6,847	3.33%	245,415	4,693	2.56%
Other time deposits	225,684	4,740	2.81%	229,980	3,259	1.89%
Short-term borrowings	90,275	1,901	2.82%	69,175	956	1.85%
Long-term debt	183,908	5,500	4.00%	145,347	3,689	3.39%

Total interest bearing liabilities	1,022,648	21,973	2.87%	929,588	13,983	2.02%

Demand deposits	102,353			84,165
Other Liabilities	10,516			9,888
Stockholders’ equity	135,567			128,970

Total liabilities and stockholders’ equity	$1,271,084			$1,152,611

Net interest income and net interest spread		$27,455	2.87%		$25,929	3.10%

Net interest margin			3.19%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.52%			112.22%

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2005 was $570 thousand representing a decrease of $1.3 million from the $1.9 million provision we made for the nine months ended September 30, 2004. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the nine months ended September 30, 2005, net loan charge-offs totaled $843 thousand, a decrease from the $1.0 million of net charge-offs during the nine months ended September 30, 2004. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .14% and .27% for the nine months ended September 30, 2005 and 2004, respectively. The dollar amount of non-performing assets increased to $4.1 million from $3.3 million at December 31, 2004 and $3.0 million at September 30, 2004. As a percentage of total assets, the ratio increased from 0.25% of total assets at September 2004 to 0.32% at September 2005. The increase in non-performing assets from December 31, 2004 was primarily the result of loans in two relationships, for which specific reserves had been established in 2004, being placed on nonaccrual status in the first quarter of 2005. Certain of those loans were repaid or removed from nonaccrual status during the third quarter; others were repaid subsequent to quarter end, which we expect will result in additional improvement in nonaccrual loan measures during the fourth quarter. The allowance for loan losses at September 30, 2005 represented 1.37% of loans outstanding, compared with 1.57% at December 31, 2004 and 1.62% at September 30, 2004. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio, continued strong credit quality, and the successful resolution of specific exposures described above. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.
Non-Interest Income. For the nine months ended September 30, 2005, non-interest income increased by $349 thousand or 6.8% to $5.5 million from $5.2 million for the same period in the prior year. The increase for the nine months ended September 30, 2005 was due primarily to an increase of $324 thousand in service charges and fees on deposit accounts with a larger deposit base and fees generated from mortgage originations due to the lower long-term interest rate environment. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments is recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current nine-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth we have consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2005, our non-interest expense increased $2.4 million or 11.9% over the same period in 2004. Salaries and employee benefit expense increased $1.2 million or 11.5%. This increase includes $345,000 of cost related to retirement plans for the departure of two members of management recognized in the first quarter. Occupancy and equipment expense increased $1.0 million or 33.1% reflecting the costs of new infrastructure and facilities associated with bringing items and core processing in-house. Other expenses increased $175,000 or 2.6% which includes additional professional services expense associated with the evaluation and testing of controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. Due to the increased expenses absorbed during the nine months ended September 30, 2005, our annualized ratio of non-interest expenses to average total assets increased to 2.40% as compared with 2.36% for the same nine months in 2004.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 36.0% and 34.9% for the nine months ended September 30, 2005 and 2004, respectively. The increase is reflective of the impact of the large corporation tax rate and a reduction, as a percentage of total income, in tax-exempt interest.
Liquidity and Capital Resources
Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.
Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of funds and demands for funds on a daily and weekly basis.
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
Because of our continued growth, we have maintained a relatively high position of liquidity in the form of federal funds sold and investment securities. These aggregated $316.3 million at September 30, 2005, an increase of $3.3 million from $313.0 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $322.0 million, as of September 30,

2005, from the Federal Home Loan Bank of Atlanta (FHLB), with $168.5 million outstanding as of that date. At September 30, 2004, we had FHLB borrowings outstanding of $140.0 million. We also had repurchase agreements with total outstanding balances of $46.2 million at September 30, 2005. Of this balance, $6.2 million represented accommodations for our deposit customers and $40.0 million was with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At September 30, 2005, our outstanding commitments to extend credit consisted of loan commitments of $192.1 million and amounts available under home equity credit lines, other credit lines and letters of credit of $73.2 million, $6.5 million and $12.7 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Non-maturity deposits increased $51.2 million or 15.9%, compared to September 30, 2004, reflective of our efforts to increase non-maturity deposits. Certificates of deposits represented 57.8% of our total deposits at September 30, 2005, a decrease from 61.1% at September 30, 2004. Brokered and out-of-market deposits increased by 8.1% at the end of the third quarter 2005. Time deposits of $100,000 or more totaled $302.0 million and $271.9 million at September 30, 2005 and September 30, 2004, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At September 30, 2005, our Tier I capital to average quarterly asset ratio was 9.7%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2005 was 12.1%.
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
Our asset and liability committee is responsible for reviewing our liquidity requirements and managing our sensitivity to changes in interest rates. Interest rate risk arises because the interest-earning assets and interest-bearing liabilities of the bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process quarterly that measures the impact of changing interest rates on net interest income. The results of the most recent analysis indicated that the Company continues to be slightly asset sensitive, and that if interest rates increased by two percentage points or decreased by two percentage points, our net interest income over a one-year time frame could increase by 1.4% or decrease by 7.2%, respectively.
Item 4. Controls and Procedures
Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of September 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended September 30, 2005 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the six months ended September 30, 2005. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total	Average	Part of	of Shares That
	Number of	Price	Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Programs	the Programs
July 1, 2005 to July 31, 2005	—	$—	—	160,000
August 1, 2005 to August 31, 2005	40,000	$9.54	40,000	120,000
September 1, 2005 to September 30, 2005	117,000	$9.44	117,000	603,000
Item 6. Exhibits
(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Date: November 09, 2005	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: November 09, 2005	By:	/s/ David W. Hinshaw
David W. Hinshaw
Executive Vice President and Chief Financial Officer