Form 10-K
period 2005-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-03-15
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
7.95% Junior Subordinated Debentures
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes. ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non -accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $152.4 million.
As of February 28, 2006, (the most recent practicable date), the registrant had outstanding 17,583,405 shares of Common Stock, no par value.
Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2006 to be mailed to shareholders within 120 days of December 31, 2005.	Part III

Form 10-K Table of Contents

PART I
Item 1. Business
Who We Are
Southern Community Financial Corporation (“Company”) is the holding company for Southern Community Bank and Trust (“Bank”), a community bank with nineteen banking offices operating in seven counties throughout the Piedmont Triad region of North Carolina, with banking offices scheduled to open in 2006 in Raleigh and Mooresville (Charlotte area), North Carolina. The Bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. The Piedmont Triad area is located in the north central region of North Carolina and includes the cities of Winston-Salem (our headquarters), Greensboro and High Point, and surrounding areas.
At December 31, 2005, we had total assets of $1.3 billion, net loans of $857.0 million, deposits of $940.6 million, and shareholders’ equity of $135.4 million. We had net income of $8.2 million, $8.1 million, and $3.7 million and diluted earnings per share of $.45, $.45, and $.40 for the years ended December 31, 2005, 2004 and 2003 respectively.
We have been, and intend to remain, a community-focused financial institution offering a full range of financial services to individuals, businesses and nonprofit organizations in the communities we serve. Our banking services include checking and savings accounts; commercial, installment, mortgage, and personal loans; trust and investment services; safe deposit boxes and other associated services to satisfy the needs of our customers.
     In our nine years of existence we have accomplished the following:
•	Registered 26 consecutive quarters of profitability after becoming profitable in our seventh quarter of operation;

•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets to over $1.0 billion and increasing the number of banking offices;

•	Began payment of an annual cash dividend in 2004, which was increased and made a quarterly dividend in 2005;

•	Began in-house item processing for the Bank in October 2004;

•	Began offering trust services in 2002 including investment management, administration and advisory services primarily for individuals, partnerships and corporations;

•	Listed our common stock on the NASDAQ National Market System on January 2, 2002; and

•	Maintained a strong credit culture. As of December 31, 2005, our non-performing assets totaled $1.7 million or 0.13% of total assets and our allowance for loan losses was $11.8 million or 1.36% of total loans and 837% of non-performing loans.
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
Our Market Area
We consider our primary market area to be the Piedmont Triad area of North Carolina, and to a lesser extent, adjoining counties. The Piedmont Triad is a 12 county region located in the north central Piedmont of North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point. The region has one-fifth of the state’s population and one-fifth of its labor force. Its estimated population at the end of 2005 was in excess of 1.9 million. The region’s population is expected to grow an estimated 15.5% between 2000 and 2010.

The Piedmont Triad is the largest Metropolitan Statistical Area located entirely in North Carolina. The MSA is also one of the top 50 in the country in both total population and number of households. Winston-Salem is the largest city in Forsyth County and the fifth largest city in North Carolina. Greensboro is the largest city in Guilford County and the third largest city in North Carolina, while High Point is the second largest city in Guilford County and the eighth largest city in North Carolina. In 2005, Forsyth County had an estimated population of almost 326 thousand and Guilford County has an estimated population of almost 436 thousand.
The Piedmont Triad is the economic hub of northwest North Carolina. In 2005, the median family income in the Piedmont Triad was over $56 thousand dollars. The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 780 thousand in May 2004. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 2004 were services (36%), manufacturing (15%), trade (14%), government (14%), finance, communications and utilities (10%), and construction (4%). From January 2004 to December 2005, the unemployment rate in the Piedmont Triad decreased from 5.2% to 4.8%.
The Bank serves our market area through nineteen full service banking offices. Our television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the Piedmont Triad area. The Bank’s customers may access various banking services through approximately one hundred ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products. These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.
Business Strategy
We established our bank with the objective of becoming a vital, long-term player in our markets with a reputation for quality customer service provided by a financially sound organization. Our business strategy is to operate as an institution that is well-capitalized, strong in asset quality, profitable, independent, customer-oriented and connected to our community.
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
We intend to grow our franchise through new and existing relationships developed by our associates, and by expanding primarily to contiguous areas through de novo entry and acquisitions which make strategic and economic sense.
We have also diversified our revenue in order to generate non-interest income. These efforts include our mortgage loan department, our small business investment company manager (which generates management fees) and our wealth management department, Southern Community Advisors, which offers investment advisory, brokerage, trust and insurance services. For the year ended December 31, 2005 our non-interest income represented 17.4% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success.
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
VCS Management, LLC was formed in March 2000 as the managing general partner of Salem Capital Partners, L.P., a small business investment company licensed by the Small Business Administration. Southern Community Bank and Trust has invested $1.7 million in the partnership, which has a total of $9.2 million of invested capital from various private investors including the Bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The Bank shares in any earnings of the partnership through its investment in the partnership. VCS Management, LLC earns fees for managing the investment activities of the partnership. For the year ended December 31, 2005, VCS Management, LLC earned $424 thousand of fee income, representing 0.9% of total consolidated revenue.
In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books. At present the entire proceeds from the Trust II Securities qualify as Tier 1 capital of the company for regulatory capital purposes.
Competition
The activities in which the Bank, as our operating subsidiary, engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, a new community bank and one savings institution also have their headquarters in Winston-Salem. As of June 2005, we operated branches in Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry and Yadkin Counties, North Carolina. On that date, there were 357 branches operated by thirty-five commercial banks, and six savings institutions in these seven counties with approximately $24.3 billion in deposits. Deposits of the Bank in June 2005 were $940.6 million. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to us and the Bank. Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.
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
Employees
All employees of Southern Community Financial Corporation, during 2005, were compensated by the Bank. At December 31, 2005, the Bank employed 299 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good and extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.
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
Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2005, our Tier 1 leverage capital ratio and total capital were 9.66% and 13.30%, respectively.
The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2005, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.
The Company’s trust preferred securities, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. The Board of Governors of the Federal Reserve, on March 1, 2005, adopted a final rule allowing the continued limited inclusion of trust preferred securities in the Tier 1 capital. The Board’s final rule limits restricted core capital elements to twenty-five percent of all core capital elements.
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
Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our only source of income is dividends paid by the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from our subsidiary bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Because we are a bank holding company, the Federal Reserve may impose restrictions on our payment of cash dividends since we are required to maintain adequate regulatory capital of our own and are expected to serve as a source of financial strength and to commit resources to our subsidiary bank.
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
Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and additional reserves must be maintained on aggregate balances in excess of $47.6 million in an amount equal to 10.0% of the excess. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2005, the Bank met its reserve requirements.
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

Item 1A. Risk Factors
An investment in our common stock involves risks. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and shareholders could lose part or all of their investment. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.
Risks Related to Holding Southern Community Common Stock
Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected. Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.
We may face risks with respect to future expansion.
As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly since our incorporation. We have purchased another financial institution as a part of that strategy. We may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the accuracy of estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
With most of our loans concentrated in the Piedmont Triad region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secure loans with real estate collateral. At December 31, 2005, approximately 75% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Interest rate volatility could significantly harm our business.
Southern Community’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of Southern Community’s earnings is the net interest income of its subsidiary, Southern Community Bank and Trust. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.
Southern Community may have higher loan losses than it has allowed for.
Southern Community’s loan losses could exceed the allowance for loan losses it has set aside. Southern Community’s average loan size continues to increase and reliance on historic allowances for loan losses may not be adequate. Approximately 69% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria Southern Community utilizes, losses may be experienced as a result of various factors beyond its control, including, among other things, changes in market conditions affecting the value of its loan collateral and problems affecting the credit of its borrowers.
The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.
We intend to continue to build market share through our de novo branching strategy. We have regulatory approval to open two new branches, which we intend to do during 2006. There are considerable costs involved in opening branches. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

If Southern Community loses key employees with significant business contacts in its market area, its business may suffer.
Southern Community’s success is dependent on the personal contacts of its officers and employees in its market area. If Southern Community lost key employees temporarily or permanently, its business could be hurt. Southern Community could be particularly hurt if its key employees went to work for competitors. Southern Community’s future success depends on the continued contributions of its existing senior management personnel, particularly on the efforts of F. Scott Bauer and Jeff T. Clark, each of whom has significant local experience and contacts in its market area.
Government regulations may prevent or impair our ability to pay dividends, engage in acquisitions, or operate in other ways.
Current and future legislation and the policies established by federal and state regulatory authorities will affect Southern Community’s operations. Southern Community is subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Southern Community’s principal subsidiary, Southern Community Bank and Trust, as a state chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the Federal Reserve Board. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in Southern Community, by restricting its activities, such as:
•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits; and

•	the possible expansion of branch offices.
Southern Community has elected to be regulated as a financial holding company to expand its opportunities to provide additional services, but it will have to comply with other federal laws and regulations and could face enforcement actions by regulatory agencies. Southern Community cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. The cost of compliance with regulatory requirements may adversely affect Southern Community’s ability to operate profitably.
Our trading volume has been low compared with larger bank holding companies and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
The average daily trading volume of our shares on The Nasdaq National Market for the three months ended February 15, 2006 was approximately 15,300 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the larger bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
Southern Community faces strong competition in its market area, which may limit its asset growth and profitability.
The banking business in Southern Community’s primary market area, which is currently concentrated in the Piedmont Triad area and surrounding areas in central North Carolina, is very competitive, and the level of competition facing it may increase further, which may limit its asset growth and profitability. Southern Community experiences competition in both lending and attracting funds from other banks and nonbank financial institutions located within our market area, some of which are significantly larger, well-established institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, Southern Community encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms. We may face a competitive disadvantage as a result of our smaller size, lack of multi-state geographic diversification and inability to spread our marketing costs across a broader market.
Southern Community’s Articles of Incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.
Southern Community’s Articles of Incorporation include certain anti-takeover provisions, such as being subject to the Shareholder Protection Act and Control Share Acquisition Act under North Carolina law and a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger, which may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control of Southern Community by allowing minority shareholders to prevent a transaction favored by a majority of the shareholders. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our corporation. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
Holders of our trust preferred securities have rights that are senior to those of our common shareholders.
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $34.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
The common stock of Southern Community Financial Corporation is not FDIC insured.
The common stock of Southern Community is not a savings or deposit account or other obligation of any bank and is not insured by the Federal Deposit Insurance Corporation, the Bank Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.
Risks Related to an Investment in the Preferred Securities
If we do not make interest payments under the debentures, the trust will be unable to pay distributions and liquidation amounts. The guarantee would not apply because the guarantee covers payments only if the trust has funds available.
The trust will depend solely on our payments on the debentures to pay amounts due to holders of the preferred securities on the debentures. Without these payments, the trust will not have sufficient funds to pay distributions or the liquidation amount on the preferred securities. In that case, holders of the preferred securities will not be able to rely on the guarantee for payment of these amounts because the guarantee only applies if the trust has sufficient funds to make distributions or to pay the liquidation amount. Instead, holders of the preferred securities or the property trustee will have to institute a direct action against us to enforce the property trustee’s rights under the indenture relating to the debentures.
We must rely on dividends from our bank subsidiary to make interest payments on the debentures to the trust.
Our ability to make payments on the debentures when due will depend primarily on dividends from our bank subsidiary because we are a holding company and substantially all of our assets are held by our bank subsidiary.

The ability of our bank subsidiary to pay dividends is subject to legal restrictions and the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements. We may also borrow additional funds, issue debt instruments, issue and sell shares of preferred stock, or engage in other types of financing activities, in order to increase our capital. Covenants contained in loan or financing agreements or other debt instruments could restrict or condition our payment of cash dividends based on various financial considerations or factors.
Regulatory authorities may limit dividends paid to us and thereby our ability to make interest payments on the debentures to the trust.
We cannot assure holders of the preferred securities that our bank subsidiary will be able to pay dividends in the future due to regulatory restrictions or that our regulators will not attempt to preclude us from making interest payments on the subordinated debentures. North Carolina banking law requires that cash dividends be paid by a bank only out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. We may also be precluded from making interest payments on the subordinated debentures by our regulators in order to address any perceived deficiencies in liquidity or regulatory capital levels at the holding company level. Such regulatory action would require us to obtain consent from our regulators prior to paying dividends on our common stock or interest on the subordinated debentures. In the event our regulators withheld their consent to our payment of interest on the subordinated debentures, we would exercise our right to defer interest payments on the subordinated debentures, and the trust would not have funds available to make distributions on the preferred securities during such period.
Our obligation to make interest payments to the trust on the debentures is subordinated to existing liabilities or additional debt we may incur.
Our obligations under the debentures and the guarantee are unsecured and will rank junior in priority of payment to our existing liabilities and any future senior and subordinated indebtedness and will rank equally with our existing convertible trust preferred securities. We had no senior or subordinated indebtedness at December 31, 2005. However, our issuance of the debentures and the preferred securities does not limit our ability or the ability of our subsidiaries to incur additional indebtedness, guarantees or other liabilities. Also, because we are a holding company, the creditors of our bank subsidiary, including depositors, also will have priority over holders of the preferred securities in any distribution of our subsidiaries’ assets in liquidation, reorganization or otherwise. Accordingly, the debentures and the guarantee will be effectively subordinated to all existing and future liabilities of our subsidiaries, and holders of the preferred securities should look only to our assets for payments on the preferred securities and the debentures.
We have the option to defer interest payments on the debentures for substantial periods.
As long as we are not in default under the indenture relating to the debentures, we may, at one or more times, defer interest payments on the debentures for up to 20 consecutive quarters. If we defer interest payments on the debentures, the trust will defer distributions on the preferred securities during any deferral period. If we elect to defer payments on the debentures for our convertible trust preferred securities, we must also defer payments on the debentures for the preferred securities in this offering and vice versa.
If we defer interest payments, holders of the preferred securities will still be required to recognize the deferred interest amounts as income.
During a deferral period, holders of the preferred securities will be required to recognize as income for federal income tax purposes the amount approximately equal to the interest that accrues on your proportionate share of the debentures, held by the trust in the tax year in which that interest accrues, even though holders of the preferred securities will not receive these amounts until a later date if they hold the preferred securities until the deferred interest is paid.
If holders of the preferred securities sell their preferred securities during a deferral period, they will forfeit the deferred interest amount and only have a capital loss.
Holders of the preferred securities will not receive the cash related to any accrued and unpaid interest from the trust if they sell the preferred securities before the end of any deferral period. During a deferral period, accrued but unpaid distributions will increase their tax basis in the preferred securities. If holders of the preferred securities sell the preferred securities during a deferral period, their increased tax basis will decrease the amount of any capital gain or increase the amount of any capital loss that they may have otherwise realized on the sale. A capital loss, except in certain limited circumstances, cannot be applied to offset ordinary income. As a result, deferral of distributions could result in ordinary income, and a related tax liability for the holder, and a capital loss that may only be used to offset a capital gain.
Deferrals of interest payments may increase the volatility of the market price of the preferred securities.
If we defer interest payments, the market price of the preferred securities would likely be adversely affected. The preferred securities may trade at a price that does not fully reflect the value of accrued but unpaid interest on the debentures. If holders of the preferred securities sell the preferred securities during a deferral period, they may not receive the same return on investment as someone who continues to hold the preferred securities. Because of our right to defer interest payments, the market price of the preferred securities may be more volatile than the market prices of other securities without a deferral feature.
There are no financial covenants in the indenture and the trust agreement.
The indenture governing the debentures and the trust agreement governing the trust do not require us to maintain any financial ratios or specified levels of net worth, revenues, income, cash flow or liquidity. The instruments do not protect holders of the debentures or the preferred securities in the event we experience significant adverse changes in our financial condition or results of operations. In addition, neither the indenture nor the trust agreement limit our ability or the ability of any subsidiary to incur additional indebtedness. Therefore, holders of the preferred securities should not consider the provisions of these governing instruments as a significant factor in evaluating whether we will be able to comply with our obligations under the debentures or the guarantee.
We may redeem some or all of the debentures at any time after December 31, 2008 and reduce the period during which holders of the preferred securities will receive distributions.
We have the option to redeem any or all of the outstanding debentures after December 31, 2008 without the payment of any premium. Upon early redemption, holders of the preferred securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on the preferred securities.
We may redeem all of the debentures at any time upon the occurrence of certain events.
We may redeem all of the debentures before their stated maturity without payment of premium within 90 days after certain occurrences at any time during the life of the trust. These occurrences include adverse tax, investment company or bank regulatory developments. Upon early redemption, holders of the preferred securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on the preferred securities.
We can distribute the debentures to holders of the preferred securities, which may have adverse tax consequences for holders of the preferred securities and could also adversely affect the market price of the preferred securities.
The trustees may dissolve the trust before maturity of the debentures and distribute the debentures to holders of the preferred securities under the terms of the trust agreement. Under current interpretations of United States federal income tax laws supporting classification of the trust as a grantor trust for tax purposes, a distribution of the debentures to holders of the preferred securities upon the dissolution of the trust would not be a taxable event. Nevertheless, if the trust is classified for United States income tax purposes as an association taxable as a corporation at the time it is dissolved, the distribution of the debentures would be a taxable event to holders of the preferred securities. In addition, if there is a change in law, a distribution of the debentures upon the dissolution of the trust could be a taxable event to holders of the preferred securities. Also, the debentures that holders of the preferred securities may receive if the trust is liquidated may trade at a discount to the price that was paid to purchase the preferred securities.
Holders of the preferred securities must rely on the property trustee to enforce their rights if there is an event of default under the indenture.
Holders of the preferred securities may not be able to directly enforce their rights against us under the indenture if an event of default occurs. If an event of default occurs under the indenture, holders of the preferred securities must rely on the enforcement by the property trustee of its rights as holder of the debentures against us. The holders of a majority in liquidation amount of the preferred securities will have the right to direct the property trustee to enforce its rights. If the property trustee does not enforce its rights following an event of default and there is no request by the record holders of the debentures to do so, any record holder may, to the extent permitted by applicable law, take action directly against us to enforce the property trustee’s rights. If an event of default occurs that is attributable to our failure to pay interest or principal on the debentures, or if we default under the guarantee, holders of the preferred securities may proceed directly against us. Holders of the preferred securities will not be able to exercise directly any other remedies available to the holders of the debentures, unless the property trustee fails to do so.
Holders of preferred securities have limited voting rights to replace the property trustee and the Delaware trustee.
Holders of preferred securities only have voting rights that pertain primarily to certain amendments to the trust agreement. In general, only we can replace or remove any of the trustees. The holders of at least a majority in aggregate liquidation amount of the preferred securities may replace the property trustee and the Delaware trustee only if an event of default under the trust agreement occurs and is continuing.
The subordinated debentures and the preferred securities do not represent deposit accounts and are not insured.
The subordinated debentures and the preferred securities do not represent bank deposit accounts and they are not obligations issued or guaranteed by the Federal Deposit Insurance Corporation or by any other governmental agency.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2005 we operated out of nineteen banking offices, four operations/administrative offices, five lending offices and an investment advisory office. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:
Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004		Owned

Dobson, North Carolina
201 West Kapp Street	2,800	1995	[1]	Owned

Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005		Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003		Owned

Jonesville, North Carolina
503 Winston Road	2,500	1995	[1]	Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002		Owned

King, North Carolina
105 Post Office Street	4,000	2004	[1]	Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990	[1]	Owned

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:
Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	[1]	Owned
2010 Community Drive	3,500	1988	[1]	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	[1]	Owned

Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	[1]	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	[1]	Owned

Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	[1]	Leased

Winston Salem, North Carolina
4701 Country Club Road	4,300	1996		Leased
225 Hanes Mill Road	2,800	2001		Owned
3151 Peters Creek Parkway	2,500	1998		Leased
536 South Stratford Road	2,400	1998		Leased

Yadkinville, North Carolina
532 East Main Street	7,800	1998		Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
1600 Hanes Mall Blvd.	10,500	2000		Owned
112 Cambridge Plaza	3,750	2002		Leased
4605 Country Club Road — Corporate	27,000	2003		Owned

Pilot Mountain, North Carolina
615 West Main Street	5,600	1995		Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Road	3,200	1998		Owned
3400 Healy Drive	3,600	2004		Leased

Cornelius, North Carolina
19520 West Catawba Ave.	1,950	2004		Leased

Lexington, South Carolina
4727 D Sunset Blvd.	800	2005		Leased

Mooresville, North Carolina
249 Williamson Road, Ste. 100	1,700	2004		Leased

Investment Office:
Winston Salem, North Carolina
4505 Country Club Road	4,200	2004		Leased

(1) Acquired as part of The Community Bank acquisition.
In addition to the above locations, we have four off site ATMs located at 3484 Robinhood Road, and 401 Deacon Boulevard in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina, and approximately 100 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2005 of $31.3 million. See further information presented in Note 7 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.
Additional banking offices may be opened at later dates if deemed appropriate by the Board of Directors and if regulatory approval can then be obtained. The company may acquire property in which a director, directly or indirectly, has an interest. In such event, the acquisition of such facilities shall be approved by a majority of the Board of Directors, excluding any individual who may have such an interest in the property.
Item 3. Legal
We are party to legal proceedings arising in the normal conduct of business. Our management believes that this litigation is not material to our financial position or results of our operations or the operations of the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.
PART II
Item 5. Market for Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividends
Our common stock and preferred securities are listed on the NASDAQ National Market System under the symbols “SCMF” and “SCMFO”, respectively. The following table sets forth the high and low sales prices per share of our common stock and our preferred securities (“SCMFO”), based on published financial sources, and our dividend payments for the last two years. The preferred securities did not begin trading until the fourth quarter of 2003.

						Declared
						Cash
						Dividend per
		Price				share *
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low
2004	First Quarter	$13.43	$11.00	$11.10	$10.62	$0.11
	Second Quarter	12.15	9.27	11.07	9.82	—
	Third Quarter	11.73	8.71	11.15	10.20	—
	Fourth Quarter	11.67	9.82	12.10	10.65	—

2005	First Quarter	$10.75	$9.04	$11.20	$10.35	$0.12
	Second Quarter	10.25	7.97	11.00	10.30	0.03
	Third Quarter	9.95	9.17	11.25	10.37	0.03
	Fourth Quarter	9.86	8.61	10.85	10.35	0.03
At February 28, 2006, there were approximately 7,580 holders of record of our common stock.

*	The Company’s first annual cash dividend of $0.11 per share of its common stock was paid on March 15, 2004. On March 15, 2005, the Company paid its second annual cash dividend of $0.12 per share of its common stock. The Company paid quarterly dividends of $0.03 per share each on June 1, September 1 and December 1, 2005. On February 1, 2006 the Company announced the declaration of a quarterly dividend of $0.03 per share of the common stock, to be paid on March 1, 2006 to shareholders on record as of the close of business on February 15, 2006.

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
Share Repurchases
On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2005.

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares That May
	of Shares	Price Paid	Announced	Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Programs
October 1, 2005 to October 31, 2005	15,000	$9.35	15,000	588,000
November 1, 2005 to November 30, 2005	125,000	$9.17	125,000	463,000
December 1, 2005 to December 31, 2005	23,800	$9.52	23,800	439,200
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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data:
Interest income	$68,097	$54,656	$36,019	$33,281	$31,366
Interest expense	30,961	19,657	14,751	15,803	18,034
Net interest income	37,136	34,999	21,268	17,478	13,332
Provision for loan losses	950	2,239	2,285	1,655	2,320

Net interest income after provision for loan losses	36,186	32,760	18,983	15,823	11,012
Non-interest income	7,798	7,406	4,985	3,927	3,402
Non-interest expense	31,319	27,520	18,333	14,781	11,162

Income before income taxes	12,665	12,646	5,635	4,969	3,252
Provision for income taxes	4,482	4,544	1,972	1,755	1,147

Net income	$8,183	$8,102	$3,663	$3,214	$2,105

Per Share Data: (8)
Net Income
Basic	$.46	$.47	$.41	$.37	$.24
Diluted	.45	.45	.40	.35	.23
Cash dividends (2)	.21	.11	.00	.00	.00
Book value	7.69	7.68	5.66	5.41	4.84
Weighted average shares
Basic	17,825,152	17,298,285	8,826,780	8,788,295	8,707,678
Diluted	18,133,859	18,033,333	11,369,429	9,085,853	9,043,611

Balance Sheet Data:
Total assets	$1,285,524	$1,222,361	$798,502	$612,239	$481,220
Loans	868,827	796,103	519,746	421,938	360,288
Allowance for loan losses	11,785	12,537	7,275	6,342	5,400
Deposits	940,601	845,228	575,218	449,216	392,851
Short-term borrowings	9,186	69,647	51,900	40,706	19,980
Long-term debt	192,551	163,494	117,627	72,250	25,000
Stockholders’ equity	135,406	136,906	50,891	47,539	42,451

Capital Ratios: (6)
Total risk-based capital	11.96%	11.70%	10.66%	12.23%	11.53%
Tier 1 risk-based capital	10.79%	10.45%	9.46%	10.98%	10.28%
Leverage ratio	8.71%	8.55%	7.50%	8.95%	9.21%
Equity to assets ratio	10.53%	11.20%	6.37%	7.76%	8.82%

Selected Performance Ratios:
Return on average assets	0.64%	0.69%	0.53%	0.58%	0.50%
Return on average equity	6.03%	6.20%	7.48%	7.24%	5.13%
Net interest spread (3)	2.88%	3.08%	3.03%	3.02%	2.82%
Net interest margin (1)	3.21%	3.31%	3.25%	3.34%	3.36%
Non-interest income as a percentage of total revenue (7)	17.35%	17.46%	18.99%	18.35%	20.33%
Non-interest income as a percentage of average assets	0.61%	0.63%	0.72%	0.71%	0.80%
Non-interest expense to average assets	2.45%	2.36%	2.63%	2.66%	2.63%
Efficiency ratio (4)	69.70%	64.90%	69.83%	69.05%	66.70%
Dividend payout ratio (2)	45.75%	23.49%	0.00%	0.00%	0.00%

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.16%	0.27%	0.15%	0.43%	0.25%
Allowance for loan losses to period-end loans	1.36%	1.57%	1.40%	1.50%	1.50%
Allowance for loan losses to nonperforming loans	837%	577%	946%	348%	604%
Nonperforming assets to total assets (5)	0.13%	0.27%	0.13%	0.36%	0.26%
Net loan charge-offs to average loans outstanding	0.14%	0.19%	0.29%	0.18%	0.38%

Other Data:
Number of banking offices	19	18	8	8	7
Number of full-time equivalent employees	299	271	157	141	121

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Cash dividends and the dividend payout ratio for 2005 reflects an annual dividend paid March 15, 2005 of $0.12 per share, and quarterly dividends of $0.03 per share paid on June 1, September 1, and December 1, 2005.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.

(6)	Capital ratios are for the Bank.

(7)	Total revenue consists of net interest income and non-interest income.

(8)	All per share data has been restated to reflect the dilutive effect of 5% stock dividends in 2001 and 2002.
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
CRITICAL ACCOUNTING POLICY
The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. The Company makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Material estimates and assumptions that are most susceptible to significant change relate to the determination of the allowance for loan losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management’s judgments include those involved in risk grading the loan portfolio, determining specific allowances for loans considered impaired, and evaluating the impact of current economic conditions on the levels of the allowance. While management believes that the allowance for loan losses is appropriate and adequate to cover probable losses inherent in the portfolio, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. For further discussion, see “Nonperforming Assets” and “Analysis of Allowance for Loan Losses” under “ASSET QUALITY.”
OVERVIEW
Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, and began operations on November 18, 1996. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around the Piedmont Triad area of North Carolina. We offer a broad array of banking and other financial products — products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.3 billion in total assets in just over nine years of operations.
We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2005, Southern Community Financial Corporation has grown to a total of nineteen full-service banking offices with $941 million in customer deposit accounts. In support of this growth, we have generated additional capital through issuing common stock and retaining operating earnings. At December 31, 2005, we have $135 million of total stockholders’ equity. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. In October of 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. On January 12, 2004 the Company acquired The Community Bank, a $240 million asset community bank with 10 banking offices in contiguous markets. We created Southern Community Advisors, our wealth management division, and have developed and acquired mortgage banking operations. While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income. In December 2005, the Bank opened a regional banking office in Greensboro, North Carolina, we began construction of a banking office in Mooresville, a rapidly growing community of the Charlotte region, and announced the opening of a banking office in Raleigh. In addition, during 2005 the Bank expanded its ATM network into eight new counties in North Carolina.
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
We recognize that our growth may expose us to increased operational and market risk, primarily with respect to managing overhead, funding costs and credit quality. We have developed critical functions such as Credit Administration, Training, Audit, and Compliance to assist in managing and monitoring these and other risks. We are committed to creating and maintaining a solid and diversified financial services organization with a focus on customer service. It is our firm belief that this foundation will continue building our loyal customer base while attracting new clients and providing opportunities for future growth. As bank consolidations continue to take place in our markets, Southern Community Financial Corporation is positioned to continue to benefit from their effects.
The Company completed the acquisition of The Community Bank in the first quarter of 2004. This transaction provided much of the Company’s growth in 2004. Additionally, in the first quarter of 2004 the Company redeemed all of the $17 million outstanding 7.25% Cumulative Convertible Trust Preferred Securities issued through Southern Community Capital Trust I through the issuance of 2,060,000 shares of common stock and the retirement of $61 thousand of the convertible trust preferred securities.

Financial Condition at December 31, 2005 and 2004
During the year ended December 31, 2005, our total assets increased by $63.2 million, or 5.2%, to $1.3 billion. Of the increase in total assets, $52.3 million represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $72.7 million, or 9.1%, in total loans receivable. Total deposits grew to $940.6 million at December 31, 2005, an increase of $95.4 million or 11.3% from the year ago period. Premises and equipment increased by $2.9 million net of depreciation, principally as a result of expanding our banking office network into Greensboro and Mooresville, NC.
Our total loan growth of $72.7 million in 2005 was concentrated in construction and commercial and industrial loans, which increased by $54.6 million and $24.5 million, respectively. Portfolios secured by residential real estate increased by $5.7 million during the year. These increases in loans were slightly offset by declines in commercial mortgage and consumer loans of $8.5 million and $3.7 million, respectively. During 2005 we continued our active program of originating residential mortgage loans for sale. At the end of the year mortgage loans held for sale totaled $1.3 million.
Our total liquid assets, defined as cash and due from banks, federal funds sold and other interest-bearing deposits, and investment securities, decreased by $13.6 million during the year, to $317.2 million at December 31, 2005, due primarily to the sale of $11.7 million of government agency securities in the fourth quarter. Liquid assets represented 24.7% of total assets at December 31, 2005 as compared to 27.1% at the beginning of the year. While we have reduced the size of our investment portfolio in response to the current and expected near-term interest rate environment, we believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.
Customer deposits continue to be our primary funding source. At December 31, 2005, deposits totaled $940.6 million, an increase of $95.4 million or 11.3% from year-end 2004. While our deposits are primarily generated through our growing branch network, we do utilize out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $215.7 million and $195.3 million at year-end 2005 and 2004, respectively. Our emphasis on growing our deposit base in 2005 allowed us to reduce our reliance on other borrowings to fund growth, and we were able to decrease our other borrowings by $31.4 million in 2005. We intend to continue our focus on growing our deposit base; however, we will continue to monitor the costs of our various funding alternatives, and our funding mix may change from time to time.
Total borrowings aggregated $201.7 million at December 31, 2005, and included $157.5 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), trust preferred securities with a carrying value of $35.0 million, federal funds purchased of $4.0 million and securities sold under agreements to repurchase of $5.2 million. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2005, our stockholders’ equity totaled $135.4 million, a decrease of $1.5 million from the December 31, 2004 balance. This net change includes $8.2 million of net income and $1.5 million of proceeds from shares purchased through stock option and stock purchase plans, offset by shares repurchased at a cost of $4.3 million, cash dividends paid of $3.7 million, and a $3.2 million decrease in accumulated other comprehensive income due primarily to unrealized losses on available for sale investment securities.
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

Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2005, 2004 and 2003, our average interest-earning assets were $1.2 billion, $1.1 billion, and $655.3 million, respectively. During these same years, our net interest margins were 3.21%, 3.31%, and 3.25%, respectively.
During 2005, the Federal Reserve increased the targeted federal funds rate eight times, and the prime rate correspondingly increased 200 basis points during the year to 7.25%. While it is management’s goal to remain relatively interest rate neutral, the institution is slightly asset sensitive and benefits somewhat from a rising rate environment. However, as our investment portfolio yields did not increase as rapidly as our loan yields or costs of funds, we experienced net margin compression during the first three quarters of 2005. As a result of our emphasis on growing deposits and a relatively minor repositioning of our investment portfolio, our margin expanded in the fourth quarter of 2005. Primarily as a result of our growth in interest-earning assets from strong loan demand, our net interest income increased in 2005 by $2.1 million, or 6.1%.
Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2003 through 2005, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
				(Dollars in thousands)
Interest-earning assets:
(1) Loans	$837,467	$55,848	6.67%	$742,433	$42,843	5.77%	$471,808	$27,478	5.82%
Investment securities available for sale	228,601	8,680	3.80%	239,306	8,957	3.74%	118,194	6,022	5.10%
Investment securities held to maturity	87,037	3,429	3.94%	71,336	2,803	3.93%	61,215	2,469	4.03%
Federal funds sold	3,313	140	4.23%	3,816	53	1.39%	4,122	50	1.21%

Total interest-earning assets	1,156,418	68,097	5.89%	1,056,891	54,656	5.17%	655,339	36,019	5.50%

Other assets	123,572			110,970			41,182

Total assets	$1,279,990			$1,167,861			$696,521

Interest-bearing liabilities :
Deposits:
NOW and money market	$262,058	4,786	1.83%	$241,363	2,027	.84%	$138,926	1,346	.97%
Time deposits greater than $100,000	285,369	9,816	3.44%	257,034	6,609	2.57%	154,026	4,300	2.79%
Other time deposits	221,133	6,526	2.95%	229,584	4,590	2.00%	163,960	4,244	2.59%
Borrowings	259,791	9,833	3.78%	213,822	6,431	3.01%	141,019	4,861	3.45%

Total interest-bearing liabilities	1,028,351	30,961	3.01%	941,803	19,657	2.09%	597,931	14,751	2.47%

Demand deposits	105,024			85,583			45,101
Other liabilities	10,887			9,819			4,512
Stockholders’ equity	135,728			130,656			48,977

Total liabilities and stockholders’ equity	$1,279,990			$1,167,861			$696,521

Net interest income and net interest spread		$37,136	2.88%		$34,999	3.08%		$21,268	3.03%

Net interest margin			3.21%			3.31%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities		112.45%			112.22%			109.60%

(1)	Nonaccrual notes are included in the loan amounts.

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

	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$5,911	$7,094	$13,005	$15,689	$(324)	$15,365
Investment securities available for sale	(404)	127	(277)	5,352	(2,417)	2,935
Investment securities held to maturity	618	8	626	403	(69)	334
Federal funds sold	(14)	101	87	(4)	7	3

Total interest income	6,111	7,330	13,441	21,440	(2,803)	18,637

Interest expense:
Deposits:
NOW and money market	276	2,483	2,759	926	(245)	681
Time deposits greater than $100,000	852	2,355	3,207	2,762	(453)	2,309
Other time deposits	(209)	2,145	1,936	1,505	(1,159)	346
Borrowings	1,561	1,841	3,402	2,350	(780)	1,570

Total interest expense	2,480	8,824	11,304	7,543	(2,637)	4,906

Net interest income increase (decrease)	$3,631	$(1,494)	$2,137	$13,897	$(166)	$13,731

RESULTS OF OPERATIONS
Years Ended December 31, 2005 and 2004
Net Income. Our net income for 2005 was $8.2 million, an increase of $81 thousand from net income of $8.1 million earned in 2004. Net income per share was $.46 basic and $.45 diluted for the year ended December 31, 2005, and $.47 basic and $.45 diluted for 2004. We have continued to experience strong asset growth, driven by solid loan growth of $72.7 or 9.1% which was supported by a $95.4 million increase in our deposit base, allowing us to reduce our reliance on wholesale borrowings. During 2005 average earning assets increased $99.5 million or 9.4% to $1.2 billion, outpacing the $86.6 or 9.2% rise in average interest bearing liabilities. The provision for loan losses decreased to $950 thousand from $2.2 million, largely a result of the successful resolution of certain relationships identified as impaired credits in the fourth quarter of 2004. Our net interest income after provision for loan losses increased by $3.4 million and our non-interest income grew by $392 thousand to $7.8 million. The increase in non-interest income was due primarily to growth in service charges on deposit accounts and other fee based serviced which was partially offset by $322 thousand of losses on the sale of investment securities, a result of balance sheet management activities. Non-interest expenses increased $3.8 million, or 13.8%, primarily due to increased personnel and occupancy and equipment costs as we continue to build our infrastructure to fuel and support our growth. In addition, during 2005 the Company experienced a series of unusual expenses including charges associated with the departure of two former members of senior management, expenses associated with the Company’s decision to vest all outstanding unvested options, and a higher than normal level of personnel and professional services costs associated with the corporate governance and internal control requirements of the Sarbanes-Oxley Act of 2002. The Company has undertaken initiatives in slowing the growth of non-interest expenses; however, non-interest expenses will be impacted in 2006 by increased occupancy and personnel costs from branch expansion in Greensboro, Raleigh and Mooresville, and a new operations facility to be acquired in the first half of the year.
Net Interest Income. During 2005, our net interest income increased by $2.1 million or 6.1% to $37.1 million. Our growth in interest income was the result of growth in our overall level of average earning assets from strong loan demand. Average total interest-earning assets increased $99.5 million, or 9.4% during 2005. Our average total interest-bearing liabilities increased by $86.6 million, or 9.2%. The rates earned on a significant portion (over 60%) of our loans adjust immediately when index rates such as our prime rate changes. Conversely, a slight majority of our interest-bearing liabilities, including certificates of deposit and certain borrowings, have rates that are fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. While increases in interest expense on fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and increases in LIBOR rates typically are in advance of the prime rate in a rising rate environment.
The rising interest rate environment in 2005 resulted in yields on our loan portfolio increasing by 90 basis points, similar to the increase in our funding costs of 92 basis points. However, as the investment portfolio is largely fixed income securities, the yield on our investment portfolio increased only 5 basis points for the year. As a result, we experienced a compression of our net interest margin of 10 basis points compared to 2004, to 3.21%.
During the second half of 2005, we launched initiatives focused on increasing our core deposit base with the goal of improving our funding mix. During the fourth quarter of 2005, we sold $11.7 million of lower-yielding investments at a loss of $322 thousand, which we have used to fund loan growth. As a result, in the fourth quarter of 2005 we achieved expansion of our net interest margin of 10 basis points, compared with the third quarter of 2005. We will continue to evaluate ways to improve our net interest margin; however, these efforts may be impacted by changes in interest rates, competition, and other factors, and there can be no assurances that our margins will continue to expand.
Provision for Loan Losses. We recorded a $950 thousand provision for loan loss for the year ended December 31, 2005, representing a decrease of $1.3 million from the $2.2 million provision we made for the year ended December 31, 2004. The level of provisions for 2005 is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans. In the second half of 2005, the provision was reduced due to the successful resolution of two relationships for which specific reserves had been established, and repayment of or improvement in higher risk-rated credits. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” The dollar amount of provisions decreased on a year-over-year basis and the level of the allowance to period-ending loans decreased 21 basis points from the prior year-end to 1.36%. In addition to loan growth affecting our provision for loan losses, net loan charge-offs, which declined 15% to $1.2 million for 2005 from $1.4 million for 2004, also impacted the provision expense. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .14% for the year ended December 31, 2005, compared with .19% for the year ended December 31, 2004. The reduction in the charge-offs were principally from our consumer finance lending portfolio, which accounted for $233 thousand or 19% of net charge-offs, a decrease of $455 thousand from the prior year. In 2003, management decided the consumer finance business was no longer part of the Company’s strategic direction, and during the fourth quarter of 2003 ceased originating new consumer finance loans. The residual consumer finance loan portfolio is expected to run off over the next twenty-four months. Nonperforming loans totaled $1.4 million or .16% of total loans at December 31, 2005, compared with $2.2 million or .27% of total loans at December 31, 2004. The allowance for loan losses at December 31, 2005 of $11.8 million represents 1.36% of total loans and 837% of nonperforming loans. The allowance for loan losses at December 31, 2004 of $12.5 million was 1.57% of total loans outstanding and 577% of nonperforming loans at that date.
Non-Interest Income. For the year ended December 31, 2005, non-interest income increased $392 thousand, or 5.3%, to $7.8 million from $7.4 million for the prior year. Growth in non-interest income during 2005 resulted principally from continued strength in deposit and other retail banking fees. In addition, during the fourth quarter non-interest income was impacted positively from gains of $660 thousand from the Company’s investment in Salem Capital Partners, the Company’s affiliated Small Business Investment Company, offset somewhat by the $322 thousand loss on sales of investment securities. Income from investment brokerage fees increased from the prior year by $31 thousand, or 4.4%, to $743 thousand. Fees on the origination of residential mortgage loans sold into the secondary market increased $356 thousand to $1.1 million. In addition, service charges and fees associated with deposit accounts increased $253 thousand to $3.7 million.
We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. We continue to invest in experienced personnel to support our mortgage and investment areas. While we anticipate some variations in the performance of these business lines due primarily to external market conditions, we believe these investments provide us with an infrastructure that will support us with a solid base of revenue in the future. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as gains and losses on their investments are recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2005 our ratio was 2.5%, up slightly from 2.4% in 2004. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2005, our non-interest expense grew by $3.8 million, or 13.8%. Salary and employee benefits expense increased $2.3 million, or 16.7%, and reflects the addition of personnel associated with our expansion in Greensboro and Raleigh, addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.4 million, or 33.0%, reflecting the expenses associated with our continued banking office expansion in 2004 and 2005 and investments in technology to support our banking operations. Other non-interest expenses increased $72 thousand, or 0.8%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. Also, the Company has incurred a significant increase in personnel and professional service fees relating to corporate governance initiatives and compliance with the internal control and other requirements of the Sarbanes-Oxley Act of 2002 (SOX). In addition, we incurred a number of unusual expenses in the first quarter of 2005 including costs related to the departure of two former members of senior management and expenses associated with the Company’s decision to vest all outstanding unvested options. The Company has undertaken initiatives in slowing the growth of non-interest expenses: however, non-interest expenses will be impacted in 2006 by increased occupancy and personnel costs from branch expansion in Greensboro, Raleigh and Mooresville, and a new operations facility to be acquired in the first half of the year.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.4% for the year ending December 31, 2005 and 35.9% for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003
Net Income. Our net income for 2004 was $8.1 million, an increase of $4.4 million from net income of $3.7 million earned in 2003. Net income per share was $.47 basic and $.45 diluted for the year ended December 31, 2004, up from $.41 basic and $.40 diluted for 2003. We continued to experience strong growth, in most part due to the acquisition of The Community Bank, with total assets averaging $1.2 billion during 2004 as compared to $696.5 million in 2003, an increase of 67.7%. Our net interest income after provision for loan losses increased by $13.7 million and our non-interest income grew by $2.4 million to $7.4 million. Non-interest expense increased $9.2 million, or 50.1% as a result of the Community acquisition and related merger and integration expenses. Provision expense for loan losses remained relatively unchanged from the prior year. During the first half of 2004 the Bank endured a historically low interest rate environment which hampered our asset yields. As the Federal Reserve increased the targeted federal funds rate in July of 2004, the prime rate increased for the first time since June of 2000. In the last half of 2004; the prime rate increased 125 basis points to 5.25%. While it is management’s goal to remain relatively interest rate neutral, the institution is slightly asset sensitive and does benefit from rising rate environment. As a result of our growth in interest-earning assets (Community transaction coupled with strong loan demand) combined with lower funding costs and rising interest rates during the later portion of the year, our net interest income increased $13.7 million. Our expense growth included some non-recurring merger related costs as well as personnel and other infrastructure costs associated with bringing core processing and item capture in-house, as well as other expansion of our business. While these expenses represent investments in building and refining our franchise for the future, their initial effect hampers earnings.
Net Interest Income. During 2004, our net interest income increased by $13.7 million or 64.6% to $35.0 million. Our growth in interest income was the result of growth in our overall level of average earning assets due to the Community transaction as well as strong loan demand. Average total interest-earning assets increased $401.6 million or 61.3%, during 2004 as compared to 2003, while our average yield dropped by 33 basis points from 5.50% to 5.17%. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. There is a more delayed impact on interest expense because most reductions in interest costs only occur upon renewals of certificates of deposit or borrowings. Our average total interest-bearing liabilities increased by $343.9 million, or 57.5%. With rates sustained at lower levels for the first half of 2004, our average cost of interest-bearing liabilities decreased by 38 basis points from 2.47% to 2.09%, allowing our interest rate spread to increase 5 basis points. For the year ended December 31, 2004, our net interest spread was 3.08% and our net interest margin was 3.31%. For the year ended December 31, 2003, our net interest spread was 3.03% and our net interest margin was 3.25%. In November 2003 the Company, through its non-bank subsidiary Southern Community Capital Trust II, issued 3,450,000 Trust Preferred Securities generating total proceeds of $34.5 million. The Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. While this transaction has strengthened the Company’s overall financial condition, its fixed rate coupon will initially hamper our margins given the current interest rate environment. The Company has entered into a $20.0 million notional amount receive fixed, pay floating interest rate swap to manage the impact of this transaction on the Company’s margin and consolidated asset/ liability position. On a net basis this swap reduced interest expense by $869 thousand in 2004. We believe that our balance sheet is well positioned to produce consistent growing results in the future as the Company continues to expand our marketplace.
Provision for Loan Losses. We recorded a $2.2 million provision for loan loss for the year ended December 31, 2004, representing a slight decrease of $46 thousand from the $2.3 million provision we made for the year ended December 31, 2003. The level of provisions for 2004 is consistent with that of the loan growth, excluding the Community transaction, and net charge-offs that the Bank experienced in the previous year. Gross loans increased $97.8 million in 2003 and $98.8 in 2004 excluding the $177.6 million of loans contributed through the Community acquisition. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” While the dollar amount of provisions remained relatively flat on a year-over-year basis, the level of the allowance to period-ending loans increased 17 basis points from the prior year-end to 1.57%. In addition to loan growth affecting our provision for loan losses, net loan charge-offs, which remained relatively stable at $1.4 million for both 2004 and 2003, also impacted the provision expense. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .19% for the year ended December 31, 2004 as compared with .29% for the year ended December 31, 2003. Our consumer finance lending portfolio accounted for $687 thousand or 49.3% of net charge-offs during 2004, a decrease of $87 thousand from the prior year. Management decided the consumer finance business was no longer part of the Company’s strategic direction, and during the fourth quarter of 2003 ceased originating new consumer finance loans. However, it is expected that the residual consumer finance loan portfolio will payoff in a twelve to twenty-four month time frame and the Company’s level of charge-offs as a percentage of loan outstandings will decline. Nonperforming loans totaled $2.2 million or .27% of total loans at December 31, 2004, as compared with $769 thousand or .15% of total loans at December 31, 2003. The allowance for loan losses at December 31, 2004 of $12.5 million represents 1.57% of total loans and 577% of nonperforming loans. The allowance for loan losses at December 31, 2003 of $7.3 million equaled 1.40% of total loans outstanding at that date.
Non-Interest Income. For the year ended December 31, 2004, non-interest income increased $2.4 million, or 48.6%, to $7.4 million from $5.0 million for the prior year despite declines in investment brokerage and mortgage origination fees. This favorable increase resulted primarily from an increase of $2.1 million, or 142.8% to $3.5 million, in service charges and fees on deposit accounts due to the addition of Community coupled with deposit growth and the benefit of a full year of the overdraft protection service implemented during 2003. Non-interest income also benefited from a one-time gain received on The Community Bank’s investment in Sidus Financial, LLC (Sidus). Sidus was a mortgage banking company that served Community bank and mortgage broker customers. On October 4, 2004, Sidus was sold for a combination of cash, stock and future consideration if certain performance targets are met. As a result of this transaction, the Company realized a pre-tax gain of $293 thousand. In addition, during the fourth quarter the Company posted a pre-tax gain of $107 thousand on our investment in Salem Capital Partners, L.P. Income from investment brokerage fees decreased from the prior year by $235 thousand, or 24.8%, to $712 thousand. The strong 2003 results were due to a new investment product that was offered for a limited time. Fees on the origination of residential mortgage loans sold into the secondary market declined $600 thousand to $750 thousand as the level of home mortgage refinancings dramatically slowed from the levels experienced in 2002 and 2003 due to the low interest rate environment in those periods. While market conditions may not provide the opportunities to generate fee income similar to those levels we experienced in 2003, management is committed to growing our non-interest income base through continued support of those areas that generate our fee income.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2004 our ratio was 2.36%, down from a ratio of 2.63% in 2003. Because of our continued strong growth we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2004, our non-interest expense increased $9.2 million, or 50.1%. Salary and employee benefits expense increased $4.1 million, or 43.2%, and reflects the addition of personnel associated with Community transaction, staff additions to bring item processing in-house for the consolidated company, additions of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.3 million, or 42.9%, reflecting the expenses associated with our continued expansion and investments in technology to support our banking operations, including in-house processing. Other non-interest expenses increased $3.7 million, or 65.7%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. Also, the Company has incurred a significant increase in professional service fees in connection with our preparation for compliance with the internal control requirements and other provisions of the Sarbanes-Oxley Act of 2002 (SOX). In addition, we incurred a full year of fees paid to service our consumer finance loan portfolio. During the fourth quarter of 2003, the Bank ceased operation of its consumer finance subsidiary. Simultaneously, the Bank entered into an agreement with the former president of that subsidiary to service these loans on the behalf of the Bank. On October 18, 2004, the Bank and Community were merged into a single bank under the Bank’s name. In conjunction with this merger, the newly consolidated bank has successfully brought core processing in-house. This function was previously an outsourced service for the Bank. As a consequence of converting the Bank’s primary operating system, it was necessary to terminate our contract with our previous item processing provider at a cost of $550 thousand. The Company believes that the synergies we will achieve by taking these steps will have an immediate and lasting positive impact on our customers as well as our non-interest expense.
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
We have maintained a relatively high level of liquidity in the form of federal funds sold and investment securities. These aggregated $292.6 million at December 31, 2005, compared to $313.0 million and $231.0 million at December 31, 2004 and 2003, respectively. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $320.8 million, as of December 31, 2005, from the Federal Home Loan Bank of Atlanta, with $157.5 million outstanding as of that date. At December 31, 2004 we had FHLB borrowings outstanding of $147.8 million. We also had repurchase agreements with a total outstanding balance of $5.2 million at December 31, 2005, all of which were done as accommodations for our deposit customers. We had no repurchase agreement borrowings outstanding with our correspondent banks at year-end 2005. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized.
At December 31, 2005, our outstanding commitments to extend credit consisted of loan commitments of $224.1 million and amounts available under home equity credit lines and letters of credit of $75.0 million, and $12.0 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In 2005, we focused on expanding our non-maturity deposit base, which has resulted in a reduced reliance on time deposits. Certificates of deposits represented 54.7% of our total deposits at December 31, 2005, a decrease from 60.4% at December 31, 2004. Brokered and out-of-market deposits totaled $215.7 million at year-end 2005 and $195.3 million at year-end 2004, which comprised 22.9% and 23.1% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 32.3% of our total deposits at December 31, 2005 and 33.3% at December 31, 2004. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2005.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
			(In thousands)
Short-term borrowings	$9,186	$9,186	$—	$—	$—
Long-term debt	192,551	—	45,000	45,000	102,551
Operating leases	10,340	1,463	3,034	1,648	4,195

Total contractual cash obligations excluding deposits	212,077	10,649	48,034	46,648	106,746

Deposits	940,601	785,434	84,137	61,030	10,000

Total contractual cash obligations	$1,152,678	$796,083	$132,171	$107,678	$116,746

     The following table reflects other commitments of the Company outstanding as of December 31, 2005.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
			(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$75,020	$666	$88	$361	$73,905
Other commitments and credit lines	134,946	84,353	24,368	2,883	23,342
Undisbursed portion of construction loans	92,412	60,043	26,164	574	5,631
Mortgage loan commitments	8,737	8,737	—	—	—
Other purchase commitments	250	250	—	—	—

Total other commitments	$311,365	$154,049	$50,620	$3,818	$102,878

OFF-BALANCE SHEET ARRANGEMENTS
Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, the Company’s sole SPE activity is with Southern Community Capital Trust II, the subsidiary that issued 3,450,000 Trust Preferred Securities in November 2003. The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term debt on the balance sheet.

CAPITAL RESOURCES
Stockholders’ equity at December 31, 2005 was $135.4 million. At that date, our capital to asset ratio was 10.5%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2005 was 12.0%.
The Bank and the Company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2005, the Company exceeded its regulatory capital requirements.

	At December 31, 2005
	Actual Ratio	Minimum Requirement	Well Capitalized Requirements
Total risk-based capital ratio	13.30%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.02%	4.00%	6.00%
Leverage ratio	9.66%	4.00%	5.00%
The Company’s trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. The Board of Governors of the Federal Reserve, on March 1, 2005, adopted a final rule allowing the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board’s final rule limits restricted core capital elements to twenty-five percent of all core capital elements.
In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of the 25% limitation count as Tier 2 supplementary capital for regulatory purposes.
In February of 2002, Southern Community Capital Trust I (“Trust I”) issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. The Trust I Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61 thousand of the convertible trust preferred securities.
During 2005 the Company declared and paid four cash dividends. In the first quarter of 2005 the Company paid a $0.12 per share annual dividend. In the second quarter of 2005, we began paying quarterly dividends of $0.03 per share. In total the Company returned $3.7 million or $0.21 per share to common shareholders in the form of cash dividends during 2005.
The Company’s Board of Directors authorized programs in March and September of 2005 to repurchase up to 300,000 and 600,000 shares of common stock, respectively. During 2005, a total of 460,800 shares of common stock were repurchased and retired at an average price of $9.27 per share.

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
In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including income simulations and gap analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model, as of November 30, 2005, if interest rates increase by two percentage points, our net interest income over a one-year time frame could increase by approximately 1.5% or $586 thousand. As of November 30, 2005, if interest rates decrease by two percentage points, our net interest income over a one-year time frame could decrease by approximately 8.3% or $3.2 million.
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
Our balance sheet, based on gap measurements, was asset-sensitive at December 31, 2005 in the three-month horizon and liability-sensitive in the four-month to one-year time frame. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could deteriorate initially followed by improvement, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2005 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market, NOW and savings deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2005
		Over 3 Months to	Total Within
	3 Months or Less	12 Months	12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets
Loans and loans held for sale	$512,137	$27,277	$539,414	$329,413	$868,827
Investment securities available for sale	—	5,880	5,880	197,928	203,808
Investment securities held to maturity	705	2,051	2,756	85,352	88,108
Federal funds sold	648	—	648	—	648

Total interest-earning assets	$513,490	$35,208	$548,698	$612,693	$1,161,391

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$315,112	$—	$315,112	$—	$315,112
Time deposits greater than $100,000	48,516	123,309	171,825	132,442	304,267
Other time deposits	57,296	129,974	187,270	22,726	209,996
Borrowings	9,186	—	9,186	192,551	201,737

Total interest-bearing liabilities	$430,110	$253,283	$683,393	$347,719	$1,031,112

Interest sensitivity gap per period	$83,380	$(218,075)	$(134,695)	$264,974	$130,279

Cumulative gap	$83,380	$(134,695)	$(134,695)	$130,279	$130,279

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	119.39%	13.90%	80.29%	176.20%	112.63%

MARKET RISK
Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2005.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2005 Occurring in the Indicated Year
	(Dollars in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2006	2007	2008	2009	2010	Five Years	Total	Rate	Value
FINANCIAL ASSETS
Federal funds sold	$648	$—	$—	$—	$—	$—	$648	4.38%	$648
Investment securities (1)(2)	8,694	43,409	24,852	20,295	50,624	149,169	297,043	4.22%	289,582
Loans (3)
Fixed rate	36,614	53,269	37,018	80,129	55,683	102,290	365,003	6.53%	356,658
Variable rate	228,432	55,038	38,246	36,131	25,108	120,869	503,824	7.57%	503,286

Total	$274,388	$151,716	$100,116	$136,555	$131,415	$372,328	$1,166,518	7.08%	$1,150,174

FINANCIAL LIABILITIES
Money market, NOW and savings deposits	$315,112	$—	$—	$—	$—	$—	$315,112	1.82%	$315,112
Time deposits	359,095	66,435	17,703	37,491	23,539	10,000	514,263	3.57%	508,033
Short-term borrowings	9,186	—	—	—	—	—	9,186	4.38%	9,178
Long-term borrowings	—	40,000	5,000	10,000	35,000	102,551	192,551	4.12%	194,052

Total	$683,393	$106,435	$22,703	$47,491	$58,539	$112,551	$1,031,112	4.55%	$1,026,375

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively.

(2)	Callable securities and borrowings with favorable market rates at December 31, 2005 are assumed to mature at their call dates for purposes of this table.

(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data and common stock price)
Interest income	$18,669	$17,534	$16,554	$15,340	$14,744	$13,909	$13,154	$12,849
Interest expense	8,988	8,301	7,368	6,304	5,674	5,061	4,513	4,409

Net interest income	9,681	9,233	9,186	9,036	9,070	8,848	8,641	8,440
Provision for loan losses	380	(300)	475	395	350	575	717	597

Net interest income after provision for loan losses	9,301	9,533	8,711	8,641	8,720	8,273	7,924	7,843
Non-interest income	2,292	1,906	1,854	1,746	2,249	1,848	1,780	1,529
Non-interest expense	8,533	7,546	7,343	7,897	7,147	6,896	6,726	6,751

Income before income taxes	3,060	3,893	3,222	2,490	3,822	3,225	2,978	2,621
Income taxes	1,019	1,421	1,152	890	1,469	1,119	1,021	935

Net income	$2,041	$2,472	$2,070	$1,600	$2,353	$2,106	$1,957	$1,686

Per share data:
Net income:
Basic	$0.12	$0.14	$0.12	$0.09	$0.13	$0.12	$0.11	$0.11
Diluted	0.11	0.14	0.11	0.09	0.13	0.12	0.11	0.10

Common stock price:
High	$9.86	$9.95	$10.25	$10.75	$11.67	$11.73	$12.15	$13.43
Low	8.61	9.17	7.97	9.04	9.82	8.71	9.27	11.00

LENDING ACTIVITIES
General. We provide to our customers residential, commercial and construction loans secured by real estate, as well as a full range of short- to medium-term commercial and industrial, Small Business Administration guaranteed and personal loans, both secured and unsecured. We have implemented loan policies and procedures that establish the basic guidelines governing our lending operations. Generally, those guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners. We have focused our lending activities on the types of loans that we believe will be most in demand by our target customers, as presented in the loan portfolio composition tables below:

	At December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Residential mortgage loans	$244,177	28.0%	$238,454	30.0%	$150,312	28.9%
Commercial mortgage loans	286,658	33.0%	295,130	37.1%	186,758	35.9%
Construction loans	156,900	18.1%	102,282	12.8%	71,908	13.8%
Commercial and industrial loans	151,950	17.5%	127,432	16.0%	87,127	16.8%
Loans to individuals	29,142	3.4%	32,805	4.1%	23,641	4.6%

Subtotal	868,827	100.0%	796,103	100.0%	519,746	100.0%

Less: Allowance for loan losses	(11,785)		(12,537)		(7,275)

Net loans	$857,042		$783,566		$512,471

	At December 31,
	2002		2001
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$118,572	28.1%	$105,357	29.2%
Commercial mortgage loans	137,812	32.7%	89,354	24.8%
Construction loans	64,500	15.3%	61,558	17.1%
Commercial and industrial loans	71,948	17.0%	77,820	21.6%
Loans to individuals	29,106	6.9%	26,199	7.3%

Subtotal	421,938	100.0%	360,288	100.0%

Less: Allowance for loan losses	(6,342)		(5,400)

Net loans	$415,596		$354,888

The following table presents at December 31, 2005 the aggregate maturities of loans in the named categories of our loan portfolio which mature after one year:

	At December 31, 2005
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Residential mortgage loans	$30,767	7.85%	$72,310	7.01%	$140,087	6.94%	$243,164	7.07%
Commercial mortgage loans	32,249	6.99%	196,907	6.61%	57,498	6.36%	286,654	6.60%
Construction loans	103,671	7.72%	46,958	6.86%	6,271	6.48%	156,900	7.41%
Commercial and industrial loans	82,838	7.87%	51,983	8.21%	16,900	6.40%	151,721	7.82%
Loans to individuals	15,133	8.25%	11,959	8.33%	1,888	3.74%	28,980	7.99%

Total	264,658	7.72%	380,117	6.99%	222,644	6.71%	867,419	7.14%

Nonaccrual loans	388		505		515		1,408

Loans, gross	$265,046		$380,622		$223,159		$868,827

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $687.7 million at December 31, 2005, representing 80.2% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.
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
Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans. Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties. Residential mortgage loans held for sale totaled $1.3 million at December 31, 2005. We receive income from residential mortgage loans originated for sale in the secondary market, with such fees aggregating $1.1 million for the year ended December 31, 2005 and $750 thousand for the year ended December 31, 2004. We anticipate that we will continue to be an active originator of residential loans for sale to third parties.
Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one to four family residences and on home equity credit lines. Our residential mortgage loans totaled $244.1 million at December 31, 2005, and included $133.6 million in one-to-four family permanent mortgage loans, $91.5 million in outstanding advances under home equity credit lines, and $19.0 million of other loans secured by residential real estate. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.
Our one-to-four family residential loans generally have maturities ranging from 1 to 30 years. These loans are either fully amortizing with monthly payments sufficient to repay the total amount of the loan or amortizing with a balloon feature, typically due in fifteen years or less. We review information concerning the income, financial condition, employment history and credit history when evaluating the creditworthiness of an applicant for a residential mortgage loan.
Commercial Mortgage Loans. Our commercial mortgage loans totaled $286.7 million at December 31, 2005. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years.
Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower), and we provide construction financing to builders including acquisition development and “spec” home financing. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $156.9 million at December 31, 2005.
Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2005, our commercial loan portfolio equaled $152.0 million or 17.5% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.
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
Loan Approvals. Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the type of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually. We supplement our supervision of the loan underwriting and approval process with periodic internal loan audits.
Individual lending authorities are established by the Board of Directors as periodically requested by management. All individual lending authorities are reviewed and approved at least annually by the Board of Directors.
The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, Chief Credit Officer, and five outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests in excess of $9.0 million. As of December 31, 2005, the legal lending limit for the Bank was approximately $18.0 million. In the early part of 2005, an internal bank loan committee was formed. This committee is comprised of seven members whom review all loan requests between $6.0 million and $9.0 million. The Board Loan Committee reviews all loan requests in excess of $9.0 million.
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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$1,408	$2,174	$769	$1,823	$894
Restructured loans	—	—	—	—	—

Total nonperforming loans	1,408	2,174	769	1,823	894

Foreclosed assets	280	1,085	272	383	347

Total nonperforming assets	$1,688	$3,259	$1,041	$2,206	$1,241

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	11,785	12,537	7,275	6,342	5,400
Nonperforming loans to period end loans	.16%	.27%	.15%	.43%	.25%
Allowance for loan losses to period end loans	1.36%	1.57%	1.40%	1.50%	1.50%
Allowance for loan losses to nonperforming loans	837%	577%	946%	348%	604%
Nonperforming assets to total assets	.13%	.27%	.13%	.36%	.26%
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
At December 31, 2005, we had $1.4 million of nonaccrual loans. At that time, the largest nonaccrual balance to any one borrower was $307 thousand, with the average balance for the 57 nonaccrual loans being $25 thousand.
Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties. At December 31, 2005 foreclosed assets totaled $280 thousand or .02% of total assets, and consisted of five properties. The largest dollar value of a property is $124 thousand. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Analysis of Allowance for Loan Losses
Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance monthly. In addition, on a monthly basis our Board Loan Committee reviews our loan portfolio and conducts an evaluation of our credit quality. The Board Loan Committee reports directly to Board of Directors. Quarterly the Board of Directors reviews the loan loss provision. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.
We use our risk grading program, as described under “ASSET QUALITY,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditors and our internal loan review function. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.
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
Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Net charge-offs decreased $220 thousand in 2005 to $1.2 million. The percentage of net loan charge-offs to average loans outstanding decreased to .14% for the year ended December 31, 2005, from .19% for the year-ended 2004. Our residential mortgage lending portfolio accounted for $525 thousand or 43% of net charge-offs during 2005. In addition, our consumer finance lending portfolio accounted for $233 thousand or 19% of net charge-offs, a decrease of $455 thousand from the prior year. During the fourth quarter of 2003 the Bank ceased the consumer finance operations. The residual consumer finance loan portfolio is expected to run off over the next twenty-four months. Our provision for loan losses totaled $950 thousand for the year-ended December 31, 2005. Our allowance for loan losses at December 31, 2005 of $11.8 million represents 1.36% of total loans and 837% of nonperforming loans. Our allowance for loan losses at December 31, 2004 was $12.5 million and represented 1.57% of total loans and 577% of non-performing loans.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, we maintain an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
During the first quarter of 2005, management completed an extensive review of the allowance for loan losses related to the loan portfolio acquired in the first quarter of 2004 in connection with The Community Bank acquisition. This review was completed during the one year allocation period, and as a result, management determined the allowance for loan losses as recorded in the preliminary purchase price allocation should be adjusted downward. A purchase price allocation adjustment of $491 thousand, less deferred income taxes of $189 thousand was recorded as a reduction of the allowance for loan losses and a reduction of goodwill.
Our credit quality metrics improved significantly during 2005, and reflect the continued high quality of our loan portfolio. Net loan charge-offs to average loans declined to .14% from .19% in 2004, and nonperforming loans as a percentage of total loans and nonperforming assets to total assets have decreased 11 basis points and 14 basis points, respectively, from year-end 2004.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur. It is management’s practice to maintain the unallocated portion of the allowance to 10% to 20% of the total allowance. As of December 31, 2005 the unallocated allowance represented 17% of the total allowance. As of December 31, 2004 the unallocated allowance represented 20% of the total allowance.

	At December 31,
	2005		2004		2003
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
			(Dollars in thousands)
Residential mortgage loans	$1,394	28.0%	$1,419	30.0%	$475	28.9%
Commercial mortgage loans	3,151	33.0%	3,500	37.1%	2,200	35.9%
Construction loans	2,454	18.1%	1,924	12.8%	1,100	13.8%
Commercial and industrial loans	1,784	17.5%	1,815	16.0%	1,200	16.8%
Loans to individuals	956	3.4%	1,304	4.1%	1,050	4.6%
Unallocated	2,046	—%	2,575	—%	1,250	—%

Total	$11,785	100.0%	$12,537	100.0%	$7,275	100.0%

	At December 31,
	2002		2001
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
		(Dollars in thousands)
Residential mortgage loans	$350	28.1%	$550	29.2%
Commercial mortgage loans	1,500	32.7%	825	24.8%
Construction loans	1,100	15.3%	1,000	17.1%
Commercial and industrial loans	1,000	17.0%	1,100	21.6%
Loans to individuals	1,225	6.9%	925	7.3%
Unallocated	1,167	—%	1,000	—%

Total	$6,342	100.0%	$5,400	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

The following table presents for the periods indicated information regarding changes in our allowance for loan losses:

	As of or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$12,537	$7,275	$6,342	$5,400	$4,283

Charge-offs:
Residential mortgage loans	566	210	78	82	115
Commercial mortgage loans	—	43	72	—	53
Construction loans	4	312	307	113	—
Commercial and industrial loans	349	120	91	90	416
Loans to individuals	443	889	872	473	663

Total charge-offs	1,362	1,574	1,420	758	1,247

Recoveries:
Residential mortgage loans	41	29	—	—	—
Construction loans	3	—	4	—	—
Commercial and industrial loans	35	7	27	15	29
Loans to individuals	72	114	37	30	15

Total recoveries	151	150	68	45	44

Net charge-offs	(1,211)	(1,424)	(1,352)	(713)	(1,203)

Provision for loan losses	950	2,239	2,285	1,655	2,320

Allowance for loans acquired in purchase transactions, net	(491)	4,447	—	—	—

Balance at end of period	$11,785	$12,537	$7,275	$6,342	$5,400

Total loans outstanding	$868,827	$796,103	$519,746	$421,938	$360,288

Average loans outstanding	$837,467	$742,433	$471,808	$395,745	$318,696

Allowance for loan losses to loans outstanding	1.36%	1.57%	1.40%	1.50%	1.50%

Ratio of net loan charge-offs to average loans outstanding	.14%	.19%	.29%	.18%	.38%

INVESTMENT ACTIVITIES
Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates approximately 18% of our interest income and serves as a necessary source of liquidity.
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
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value
		(Amounts in thousands)
December 31, 2005
Securities available for sale:
U. S. government agencies	$66,426	$—	$1,147	$65,279
Mortgage-backed securities	124,212	156	3,870	120,498
Municipals	1,000	1	4	997
Other	17,297	62	325	17,034

	$208,935	$219	$5,346	$203,808

Securities held to maturity:
U. S. government agencies	$75,046	$—	$2,395	$72,651
Mortgage-backed securities	3,228	11	67	3,172
Municipals	9,834	171	54	9,951
Other	—	—	—	—

	$88,108	$182	$2,516	$85,774

December 31, 2004
Securities available for sale:
U. S. government agencies	$69,038	$106	$274	$68,870
Mortgage-backed securities	150,282	833	947	150,168
Municipals	1,000	1	2	999
Other	17,635	92	—	17,727

	$237,955	$1,032	$1,223	$237,764

Securities held to maturity:
U. S. government agencies	$59,692	$22	$851	$58,863
Mortgage-backed securities	3,971	46	4	4,013
Municipals	10,481	341	9	10,813
Other	1,001	15	—	1,016

	$75,145	$424	$864	$74,705

December 31, 2003
Securities available for sale:
U. S. government agencies	$33,567	$685	$7	$34,245
Mortgage-backed securities	127,678	1,058	884	127,852
Municipals	—	—	—	—
Other	6,403	—	—	6,403

	$167,648	$1,743	$891	$168,500

Securities held to maturity:
U. S. government agencies	$61,291	$56	$1,276	$60,071
Mortgage-backed securities	640	11	13	638
Municipals	326	9	—	335
Other	—	—	—	—

	$62,257	$76	$1,289	$61,044

The following table presents the carrying values, fair values, intervals of maturities or re-pricings, and weighted average yields of our investment portfolio at December 31, 2005:

			Weighted
			Average
	Amortized Cost	Fair Value	Yield (1)
	(Amount in thousands)
Securities Available for sale:
U. S. government agencies
Due within one year	$5,938	$5,880	2.62%
Due after one but within five years	52,522	51,577	3.97%
Due after five but within ten years	7,966	7,822	4.61%

	66,426	65,279	3.92%

Mortgage-backed securities
Due after one but within five years	26,811	25,795	3.66%
Due after five but within ten years	59,038	56,922	3.85%
Due after ten years	38,363	37,781	4.42%

	124,212	120,498	3.99%

Municipals
Due after ten years	1,000	997	6.90%

	1,000	997	6.90%

Other
Due after one but within five years	1,618	1,292	2.88%
Due after five but within ten years	325	325	2.00%
Due after ten years	15,354	15,417	5.97%

	17,297	17,034	5.61%

Total securities available for sale
Due within one year	5,938	5,880	2.62%
Due after one but within five years	80,951	78,664	3.85%
Due after five but within ten years	67,329	65,069	3.93%
Due after ten years	54,717	54,195	4.90%

	$208,935	$203,808	4.10%

Securities held to maturity:
U. S. government agencies
Due after one but within five years	$53,678	$52,032	3.91%
Due after five but within ten years	1,300	1,275	5.26%
Due after ten years	20,068	19,344	5.38%

	75,046	72,651	4.33%

Mortgage-backed securities
Due after one but within five years	53	56	8.13%
Due after five but within ten years	2,308	2,271	4.39%
Due after ten years	867	845	5.01%

	3,228	3,172	4.62%

Municipals
Due within one year	2,756	2,759	5.33%
Due after one but within five years	4,498	4,525	5.58%
Due after five but within ten years	2,078	2,144	7.10%
Due after ten years	502	523	7.24%

	9,834	9,951	5.92%

Total securities held to maturity
Due within one year	2,756	2,759	5.33%
Due after one but within five years	58,229	56,613	4.04%
Due after five but within ten years	5,686	5,690	5.58%
Due after ten years	21,437	20,712	5.41%

	$88,108	$85,774	4.51%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively.
At December 31, 2005, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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
We have used interest rate swaps and floors in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2005, swap derivatives with total notional amounts of $78.5 million, with terms ranging up to twenty-eight years, were outstanding. In addition, during 2005 we purchased $50.0 million notional of interest rate floors tied to the prime rate. These floors help protect the Company from declines in the prime rate of interest by allowing us to receive payments from the floor counterparty on these contracts when the prime rate falls below a specific strike price. At December 31, 2005, these floor contracts had approximately thirty months remaining on their terms.
Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2005, our interest rate floors reflected a net unrealized loss of $99 thousand. Interest rate swaps reflected a net unrealized loss of $1.8 million. In 2003, the Bank liquidated two interest rate swap contracts in order to lock-in gains generated by the positions. The Bank realized gains of $1.1 million on the liquidation of these contracts, which were amortized into income over the residual lives of the original contract terms.
A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.
Sources of Funds
Deposit Activities
We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out-of-market deposits as funding sources. As of December 31, 2005, we have $191.0 million of brokered deposits and $24.7 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Interest-bearing NOW and money market accounts	$262,058	1.83%	$241,363	0.84%	$138,926	0.97%
Time deposits $100,000 or more	285,369	3.44%	257,034	2.57%	154,026	2.79%
Other time deposits	221,133	2.95%	229,584	2.00%	163,960	2.59%

Total interest-bearing deposits	768,560	2.75%	727,981	1.82%	456,912	2.16%

Demand and other non-interest-bearing deposits	105,024		85,583		45,101

Total average deposits	$873,584	2.42%	$813,564	1.63%	$502,013	1.97%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2005:

At December 31, 2005
(In thousands)
Remaining Maturity
Less than three months	$48,516
Three to six months	42,064
Six to twelve months	81,245
Over twelve months	132,442

Total	$304,267

Borrowings
As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. As set forth in the following table, outstanding advances at December 31, 2005 totaled $157.5 million, and are secured by loans with a carrying amount of $195.7 million, which approximates market value, and investment securities with a market value of $102.3 million.

Years of Maturity	Interest Rate	Amount
		(In thousands)
2006	—	$—
2007	3.92%	40,000
2008	3.76%	5,000
2009	2.15%	10,000
2010	3.87%	35,000
Thereafter	3.45%	67,478

		$157,478

In addition to the Federal Home Loan Bank advances, the Company also had a repurchase agreement with an outstanding balance of $5.2 million at December 31, 2005. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. The Company also has issued junior subordinated debentures in connection with the trust preferred securities as described below, which have a carrying value of $35.1 million at December 31, 2005. The Company has repurchase lines of credit of $130.0 million from various institutions. The repurchases must be adequately collateralized.
In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $73.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had $4.0 million of federal funds borrowings outstanding under these lines as of December 31, 2005.
Borrowings that are scheduled to be repaid within one year are classified as short-term borrowings. For 2005 and 2004, average outstanding short-term borrowings were $9.2 million and $68.9 million, respectively.
In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary banks. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books.
In February of 2002, Southern Community Capital Trust I (“Trust I”), issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. We redeemed the Trust I

Securities on March 12, 2004, which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61 thousand of the convertible trust preferred securities.
Other Recent Developments
On February 1, 2006 the Company announced the declaration of a quarterly dividend of $0.03 per share of the common stock, to be paid on March 1, 2006 to shareholders on record as of the close of business on February 15, 2006.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiary
Winston-Salem, North Carolina
We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006, expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 9, 2006

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$24,606	$17,758
Federal funds sold and other interest-bearing deposits	648	80
Investment securities (Note 4)
Available for sale, at fair value	203,808	237,764
Held to maturity, (fair value of $85,774 and $74,705 at December 31, 2005 and 2004, respectively)	88,108	75,145

Loans (Note 5)	868,827	796,103
Allowance for loan losses (Note 6)	(11,785)	(12,537)

Net Loans	857,042	783,566
Premises and equipment (Note 7)	31,259	28,325
Goodwill (Note 8)	49,792	50,135
Other assets (Notes 8 and 14)	30,261	29,588

Total Assets	$1,285,524	$1,222,361

Liabilities and Stockholders’ Equity
Deposits
Demand	$111,226	$98,520
Money market and NOW	301,185	221,025
Savings	13,927	15,096
Time (Note 9)	514,263	510,587

Total Deposits	940,601	845,228

Short-term borrowings (Note 10)	9,186	69,647
Long-term debt (Notes 10 and 11)	192,551	163,493
Other liabilities (Note 12)	7,780	7,087

Total Liabilities	1,150,118	1,085,455

Stockholders’ Equity (Notes 11 and 16)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,612,472 shares at December 31, 2005 and 17,819,234 shares at December 31, 2004, respectively	122,490	125,200
Retained earnings	16,128	11,693
Accumulated other comprehensive income (loss)	(3,212)	13

Total Stockholders’ Equity	135,406	136,906

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,285,524	$1,222,361

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$55,848	$42,843	$27,478
Investment securities available for sale	8,680	8,957	6,022
Investment securities held to maturity	3,429	2,803	2,469
Federal funds sold and other interest-bearing deposits	140	53	50

Total Interest Income	68,097	54,656	36,019

Interest Expense
Money market, savings, and NOW deposits	4,786	2,027	1,346
Time deposits	16,342	11,199	8,544
Short-term borrowings	2,188	1,614	695
Long-term debt	7,645	4,817	4,166

Total Interest Expense	30,961	19,657	14,751

Net Interest Income	37,136	34,999	21,268

Provision for Loan Losses (Note 6)	950	2,239	2,285

Net Interest Income After Provision for Loan Losses	36,186	32,760	18,983

Non-Interest Income (Note 15)	7,798	7,406	4,985

Non-Interest Expense
Salaries and employee benefits	16,042	13,749	9,603
Occupancy and equipment	5,786	4,352	3,045
Other (Note 15)	9,491	9,419	5,685

Total Non-Interest Expense	31,319	27,520	18,333

Income Before Income Taxes	12,665	12,646	5,635

Income Tax Expense (Note 14)	4,482	4,544	1,972

Net Income	$8,183	$8,102	$3,663

Net Income Per Share
Basic	$.46	$.47	$.41
Diluted	.45	.40	.40

Weighted Average Shares Outstanding
Basic	17,825,152	17,298,285	8,826,780
Diluted	18,133,859	18,033,333	11,369,429
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Net income	$8,183	$8,102	$3,663

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(5,203)	(1,043)	(1,851)
Tax effect	2,007	403	713
Reclassification of losses recognized in net income	266	—	—
Tax effect	(103)	—	—

Net of tax amount	(3,033)	(640)	(1,138)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(118)	(111)	(250)
Tax effect	46	43	73
Reclassification of gains recognized in net income, net	(200)	(482)	(406)
Tax effect	80	182	156

Net of tax amount	(192)	(368)	(427)

Total other comprehensive income (loss)	(3,225)	(1,008)	(1,565)

Comprehensive income (loss)	$4,958	$7,094	$2,098

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2002	8,791,683	$43,123	$1,830	$2,586	$47,539

Net income	—	—	3,663	—	3,663

Other comprehensive loss, net of tax	—	—	—	(1,565)	(1,565)

Common stock issued pursuant to:
Conversion of trust preferred securities	21,187	175	—	—	175

Issuance costs	—	(13)	—	—	(13)

Stock options exercised including income tax benefit of $322	173,926	1,092	—	—	1,092

Balance at December 31, 2003	8,986,796	44,377	5,493	1,021	50,891

Net income	—	—	8,102	—	8,102

Other comprehensive loss, net of tax	—	—	—	(1,008)	(1,008)

Common stock issued pursuant to:
Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788

Business combination	6,426,532	62,659	—	—	62,659

Fair value of stock options issued in connection with a business combination	—	349	—	—	349

Stock options exercised including income tax benefit of $411	323,710	1,856	—	—	1,856

Employee stock purchase plan	22,350	171	—	—	171

Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at December 31, 2004	17,819,234	125,200	11,693	13	136,906

Net income	—	—	8,183	—	8,183

Other comprehensive loss, net of tax	—	—	—	(3,225)	(3,225)

Shares repurchased	(460,800)	(4,271)	—	—	(4,271)

Common stock issued pursuant to:
Employee stock purchase plan	21,059	164	—	—	164

Stock options exercised including income tax benefit of $323	232,979	1,301	—	—	1,301

Expense recognized in connection with stock options	—	96	—	—	96

Cash dividends of $.21 per share	—	—	(3,748)	—	(3,748)

Balance at December 31, 2005	17,612,472	$122,490	$16,128	$(3,212)	$135,406

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$8,183	$8,102	$3,663

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,245	4,087	2,041
Provision for loan losses	950	2,239	2,285
Stock options expensed	96	—	—
Net increase in cash surrender value of life insurance	(364)	(368)	(144)
Realized loss on sales of available for sale securities, net	266	—	—
Realized (gain) loss on sale of premises and equipment	40	(20)	(98)
Deferred income taxes	(202)	820	(357)
Realized (gain) loss on sale of foreclosed assets	53	(75)	76
Change in assets and liabilities:
Increase in other assets	(1,046)	(3,981)	(2,153)
Increase in other liabilities	734	1,606	338

Total Adjustments	4,772	4,308	1,988

Net Cash Provided by Operating Activities	12,955	12,410	5,651

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(568)	191	10,813
Purchases of:
Available for sale investment securities	(32,940)	(141,996)	(127,391)
Held to maturity investment securities	(19,940)	(15,915)	(66,463)
Proceeds from maturities and calls of:
Available for sale investment securities	49,114	122,073	53,326
Held to maturity investment securities	6,751	20,572	48,962
Proceeds from sale of:
Available for sale investment securities	11,503	—	—
Net increase in loans	(74,408)	(102,762)	(100,229)
Proceeds from termination of interest rate swaps	—	—	951
Purchases of premises and equipment	(6,003)	(7,626)	(3,543)
Proceeds from disposal of premises and equipment	43	169	657
Proceeds from sale of foreclosed assets	1,179	1,444	1,109
Purchase of bank-owned life insurance	—	(7,000)	—
Net cash used in business combination	—	(9,393)	—

Net Cash Used in Investing Activities	(65,269)	(140,243)	(181,808)

Cash Flows from Financing Activities
Net increase in deposits	96,546	67,578	126,223
Net increase (decrease) in short-term borrowings	(60,461)	17,747	11,194
Proceeds from long-term borrowings	39,881	37,623	10,975
Repayment of long-term borrowings	(10,250)	—	—
Proceeds from issuance of trust preferred securities, net of debt issuance costs	—	—	33,292
Net proceeds from issuance of common stock	1,465	1,616	770
Cost of shares repurchased	(4,271)	—	—
Cash dividends paid	(3,748)	(1,902)	—

Net Cash Provided by Financing Activities	59,162	122,662	182,454

Net Increase (Decrease) in Cash and Cash Equivalents	6,848	(5,171)	6,297
Cash and Cash Equivalents, Beginning of Year	17,758	22,929	16,632

Cash and Cash Equivalents, End of Year	$24,606	$17,758	$22,929

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$29,557	$19,090	$14,446
Income taxes paid	4,489	2,135	2,879
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$425	$1,923	$1,069
Increase (decrease) in fair value of securities available for sale, net of tax	(3,033)	(640)	(1,138)
Increase (decrease) in fair value of cash flow hedges, net of tax	(192)	368	(427)
Unrealized loss on fair value hedges	(1,648)	188	(140)
Convertible trust preferred securities converted to common stock	—	15,788	175

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(1) ORGANIZATION AND OPERATIONS
Southern Community Bank and Trust (the “Bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996. The Bank is engaged in general commercial and retail banking principally in the Piedmont area of North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation, and on February 2, 2001 the Bank became a member of the Federal Reserve System. In October 2001, Southern Community Financial Corporation (the “Company”) was formed as a financial holding company for Southern Community Bank and Trust. The Bank and the Company undergo periodic examinations by those regulatory authorities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All material intercompany transactions and balances have been eliminated in consolidation. Southern Community Financial Corporation and its subsidiary are collectively referred to herein as the “Company”.
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
Cash and Cash Equivalents
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks”, which include cash on hand, amounts due from banks, and repurchase agreements.
Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2005, the daily average gross reserve requirement was $5.4 million.
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Securities (Continued)
Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified within other investments. As of December 31, 2005 and 2004, cost-method investments totaled $12.0 million and $13.2 million, respectively. The securities classified within other investments consisted primarily of shares of Federal Home Loan Bank and Federal Reserve Bank stock. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loans are written down or charged off when management has determined the loan to be uncollectible in part or in total.
Allowance for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Management evaluates smaller balance, homogeneous loans such as consumer and residential mortgage loans for impairment on a collective basis. Larger balance commercial loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to adjust the allowance for loan losses based on their judgments about information available to them at the time of their examination.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 11-30 years for buildings and 3-7 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations. Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.
Foreclosed Assets
Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.
Goodwill and Other Intangibles
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. No impairment was identified as a result of the testing performed during 2005 or 2004. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years. Note 8 contains additional information regarding goodwill and other intangible assets.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences consist primarily of the allowance for loan losses, differences in the financial statement and income tax basis in premises and equipment and differences in financial statement and income tax basis in accrued liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Instruments
The Company utilizes derivative instruments, principally interest rate swaps and option agreements, to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged transaction affects earnings. Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.
The Company has utilized interest rate swap and option agreements to convert a portion of its variable-rate loans to a fixed rate (cash flow hedge), and to convert a portion of its fixed-rate debt to a variable rate (fair value hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.
Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Per Share Data
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or convertible trust preferred securities were converted, resulting in the issuance of common stock that then shared in the net income of the Company. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method.
Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004	2003
Weighted average number of common shares used in computing basic net income per share	17,825,152	17,298,285	8,826,780

Effect of dilutive stock options	308,707	219,624	2,088,975
Effect of dilutive convertible preferred securities	—	515,424	453,674

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,133,859	18,033,333	11,369,429

For the year ended December 31, 2005, net income for determining diluted earnings per share was $8.2 million. For the year ended December 31, 2004, net income for determining diluted earnings per share was $8.1 million. For the year ended December 31, 2003, net income for determining diluted earnings per share was $4.5 million after adjusting for the $842 thousand after-tax effect of the expense associated with the 2,088,975 dilutive convertible preferred securities. For the years ended December 31, 2005, 2004, and 2003 there were 495,516, 227,630, and 14,700, options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.
Stock-Based Compensation
At December 31, 2005, the Company had certain stock-based employee compensation plans, described more fully in Note 12. The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting under the provisions of SFAS 123 Accounting for Stock-Based Compensation had been applied. As discussed in the Recent Accounting Pronouncements section of the Summary of Significant Accounting Policies, effective for the interim period beginning January 1, 2006, SFAS No. 123 and APB No. 25 will be superseded by SFAS No. 123(R).

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation (Continued)
During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision, 623,725 non-vested options were accelerated from their established vesting over a 5-year period from date of grant to being fully vested. At the date the decision was made to accelerate the vesting, some of the options had exercise prices below market value. In accordance with the provisions of APB No. 25, compensation expense of $70 thousand ($45 thousand net of tax effect) has been recognized in 2005 to reflect the effects of the accelerated vesting. The Company applied certain assumptions in the determination of the expense recognized during the period, which were based on historical employee attrition rates.
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

	2005	2004	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$8,183	$8,102	$3,663
Add: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	45	—	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,594)	(861)	(257)

Pro forma	$6,634	$7,241	$3,406

Basic earnings per share:
As reported	$.46	$.47	$.41
Pro forma	.37	.42	.39

Diluted earnings per share:
As reported	$.45	$.45	$.40
Pro forma	.37	.40	.37

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
Accumulated other comprehensive income at December 31, 2005 and 2004 consists of the following:

	2005	2004
Unrealized holding loss — investment securities available for sale	$(5,127)	$(191)
Deferred income taxes	1,977	74

Net unrealized holding loss — investment securities available for sale	(3,150)	(117)

Unrealized holding loss — cash flow hedge instruments	(99)	219
Deferred income taxes	37	(89)

Net unrealized holding loss — cash flow hedge instruments	(62)	130

Total accumulated other comprehensive income (loss)	$(3,212)	$13

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
Risk and Uncertainties
In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. The two primary components of economic risk to the Company are credit risk and market risk. Credit risk is the risk of default on our loan portfolio that results from borrowers’ failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in our lending, investing, deposit, and borrowing activities.
The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances or operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examination.
Reclassifications
Certain amounts of prior years have been reclassified to conform to current year presentation. Such reclassifications had no effect on income or equity.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement SFAS No. 123(R) to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R), using the modified prospective method, in the first quarter of 2006. As described above, the Company accelerated the vesting of all outstanding, unvested options in the first quarter of 2005, and employee options granted in 2005 were exercisable upon grant. Accordingly, the effect of adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 is not expected to have a material effect on the Company’s financial position or results of operations. The estimated fair value of any employee stock options granted subsequent to the adoption of the provisions of SFAS No. 123(R) will be expensed over the vesting period.
In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the provisions of FSP 115-1 effective for the fourth quarter of 2005. The adoption of the provisions of FSP 115-1 did not have a material effect on financial position or results of operations.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
Purchase Price Allocations
The costs to acquire The Community Bank and Davidson Mortgage have been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of their acquisition as well as a summary of the total purchase price, reflecting adjustments to the preliminary purchase price allocation described in Note 8.
A summary of the total purchase price of The Community Bank is as follows:

(In thousands)
Fair value of common stock issued	$62,659
Cash paid for shares	15,257
Fair value of stock options exchanged	349
Transaction costs	878

Total purchase price	$79,143

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
3) BUSINESS COMBINATIONS (Continued)
Purchase Price Allocations (Continued)
A summary of the estimated value of The Community Bank assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$6,942
Investment securities available for sale	51,875
Investment securities held to maturity	17,796
Loans receivable, net	172,986
Premises and equipment	5,706
Deferred tax asset	692
Goodwill	49,501
Core deposit intangible	2,177
Other assets	1,229
Deposits	(202,595)
Borrowings	(25,286)
Other liabilities	(2,758)

Net assets acquired	78,265
Transaction costs	878

Total purchase price	$79,143

A summary of the total purchase price of Davidson Mortgage is as follows:

(In thousands)
Cash paid	$388
Transaction costs	77

Total purchase price	$465

A summary of the estimated value of the Davidson Mortgage assets acquired and liabilities assumed is as follows:

(In thousands)
Premises and equipment	$24
Goodwill	291
Other identifiable intangible asset	150

Net assets acquired	$465

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(4) INVESTMENT SECURITIES
The following is a summary of the securities portfolio by major classification at December 31, 2005 and 2004:

	2005
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amount in thousands)
Securities available for sale:
U. S. government agencies	$66,426	$—	$1,147	$65,279
Mortgage-backed securities	124,212	156	3,870	120,498
Municipals	1,000	1	4	997
Other	17,297	62	325	17,034

	$208,935	$219	$5,346	$203,808

Securities held to maturity:
U. S. government agencies	$75,046	$—	$2,395	$72,651
Mortgage-backed securities	3,228	11	67	3,172
Municipals	9,834	171	54	9,951

	$88,108	$182	$2,516	$85,774

	2004
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amount in thousands)
Securities available for sale:
U. S. government agencies	$69,038	$106	$274	$68,870
Mortgage-backed securities	150,282	833	947	150,168
Municipals	1,000	1	2	999
Other	17,635	92	—	17,727

	$237,955	$1,032	$1,223	$237,764

Securities held to maturity:
U. S. government agencies	$59,692	$22	$851	$58,863
Mortgage-backed securities	3,971	46	4	4,013
Municipals	10,481	341	9	10,813
Other	1,001	15	—	1,016

	$75,145	$424	$864	$74,705

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(4) INVESTMENT SECURITIES (Continued)
The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and December 31, 2004. The increase in unrealized losses on investment securities in 2005 are primarily a result of the changing interest rate environment. For available for sale securities, the unrealized losses relate to thirty-nine U.S. government agency bonds, thirty-five mortgage-backed securities, three municipals and one other security. For held to maturity securities, the unrealized losses relate to eighteen U.S. government agency bonds, three mortgage-backed securities, and ten municipal securities. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
	(Amount in thousands)
Securities available for sale:
U. S. government agencies	$28,024	$356	$37,255	$791	$65,279	$1,147
Mortgage-backed securities	27,628	807	79,160	3,063	106,788	3,870
Municipals	749	4	—	—	749	4
Other	675	325	—	—	675	325

Total temporarily impaired securities	$57,076	$1,492	$116,415	$3,854	$173,491	$5,346

Securities held to maturity:
U. S. government agencies	$19,231	$268	$53,166	$2,127	$72,397	$2,395
Mortgage-backed securities	2,025	55	305	12	2,330	67
Municipals	2,875	37	963	17	3,838	54

Total temporarily impaired securities	$24,131	$360	$54,434	$2,156	$78,565	$2,516

	2004
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
	(Amount in thousands)
Securities available for sale:
U. S. government agencies	$36,720	$274	$—	$—	$36,720	$274
Mortgage-backed securities	92,348	947	—	—	92,348	947
Municipals	505	2	—	—	505	2

Total temporarily impaired securities	$129,573	$1,223	$—	$—	$129,573	$1,223

Securities held to maturity:
U. S. government agencies	$52,293	$851	$—	$—	$52,293	$851
Mortgage-backed securities	322	4	—	—	322	4
Municipals	870	9	—	—	870	9

Total temporarily impaired securities	$53,485	$864	$—	$—	$53,485	$864

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(4) INVESTMENT SECURITIES (Continued)
During 2005, the Company sold approximately $11.7 million of available for sale government agency securities, at a loss of $322 thousand, as part of its asset liability management. In addition equity securities with cost of $70 thousand were sold at a gain of $56 thousand. There were no sales of investment securities in 2004 or in 2003.
The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2005 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Amount in thousands)
Due within one year	$5,938	$5,880	$2,756	$2,759
Due after one but through five years	54,140	52,869	58,176	56,557
Due after five but through ten years	8,291	8,147	3,378	3,419
Due after ten years	16,354	16,414	20,570	19,867
Mortgage-backed securities	124,212	120,498	3,228	3,172

	$208,935	$203,808	$88,108	$85,774

Securities with carrying values of $37.4 million and $24.3 million and fair values of $36.6 million and $24.2 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2005, securities with carrying values and fair values of $121.2 million and $119.0 million were pledged to secure the Company’s borrowings from the FHLB.
Investments in Equity Securities
The aggregate of the Company’s cost method investments included in other available for sale securities totaled $12.0 million and $13.2 million at December 31, 2005 and 2004, respectively. As of year end 2005 these investments consist of Federal Home Loan Bank stock of $9.5 million, Federal Reserve Bank stock of $2.1 million, and The Bankers Bank stock of $404 thousand. The Company estimates that the fair value for these investments approximates cost at December 31, 2005. The Company also has investments in corporate equity securities included in other available for sale investments, which are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income. Such securities had an aggregate cost of $5.3 million and an aggregate fair value of $5.0 million as of December 31, 2005.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(5) LOANS
Following is a summary of loans at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Residential mortgage loans	$244,177	$238,454
Commercial mortgage loans	286,658	295,130
Construction loans	156,900	102,282
Commercial and industrial loans	151,950	127,432
Loans to individuals	29,142	32,805

Total	$868,827	$796,103

Loans are primarily made in the Piedmont area of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Included in residential mortgage loans at December 31, 2005 and 2004 are loans held for sale totaling approximately $1.3 million and $3.6 million, respectively.
The following is a summary of nonperforming assets at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Nonaccrual loans	$1,408	$2,174
Foreclosure assets	280	1,085

Total	$1,688	$3,259

At December 31, 2005, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.7 million. The corresponding valuation allowance for impaired loans with a recorded investment of $400 thousand amounted to $58 thousand; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2005, the average recorded investment in impaired loans was approximately $4.4 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $80 thousand.
At December 31, 2004, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $10.0 million, of which $2.2 million consisted of nonaccrual loans. The corresponding valuation allowance for the impaired loans amounted to $3.3 million. For the year ended December 31, 2004, the average recorded investment in impaired loans was approximately $5.7 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $250 thousand.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(5) LOANS (Continued)
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

Loans to directors and officers as a group (12) at December 31, 2004	$19,606

Less exposure to directors no longer on board at December 31, 2005	(5,112)

Disbursements during year ended December 31, 2005	6,447
Amounts collected during year ended December 31, 2005	(8,723)

Loans to directors and officers as a group (15) at December 31, 200	$12,218

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $2.5 million to executive officers, directors and their affiliates.
(6) ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses follows:

	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$12,537	$7,275	$6,342

Provision charged to operations	950	2,239	2,285

Charge-offs	(1,362)	(1,574)	(1,420)
Recoveries	151	150	68

Net charge-offs	(1,211)	(1,424)	(1,352)

Allowance for loans acquired in purchase transactions, net	(491)	4,447	—

Balance at end of year	$11,785	$12,537	$7,275

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(7) PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Land	$7,182	$5,356
Buildings and leasehold improvements	20,702	18,457
Furniture and equipment	14,342	13,740

	42,226	37,553
Less accumulated depreciation	(10,967)	(9,228)

Total	$31,259	$28,325

Depreciation and amortization amounting to $3.0 million in 2005, $2.4 million in 2004, and $1.6 million in 2003, is included in occupancy and equipment expense.
(8) GOODWILL AND OTHER INTANGIBLES
The following is a summary of goodwill and other intangible assets at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Goodwill, beginning of year	$50,135	$—

Goodwill acquired during year	—	50,135
Adjustments to preliminary purchase price allocation	(343)	—

Goodwill, end of year	$49,792	$50,135

Other intangibles — gross	2,562	2,627
Less accumulated amortization	479	208

Other intangibles — net	$2,083	$2,419

During the first quarter of 2005, management completed an extensive review of the allowance for loan losses related to the loan portfolio acquired in the first quarter of 2004 in connection with The Community Bank acquisition. This review was completed during the one year allocation period, and as a result, management determined the allowance for loan losses as recorded in the preliminary purchase price allocation should be adjusted downward. A purchase price allocation adjustment of $491 thousand, less deferred income taxes of $189 thousand was recorded as a reduction of the allowance for loan losses and a reduction of goodwill. In addition, an adjustment was made to reduce accrued liabilities assumed by $41 thousand.
Amortization expense associated with acquired intangibles amounted to $362 thousand, $208 thousand, and nil for 2005, 2004, and 2003 respectively. The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ended December 31:
2006	$330
2007	313
2008	278
2009	273
2010	218
Thereafter	671

$2,083

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(9) DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $304.3 million and $281.4 million at
December 31, 2005 and 2004, respectively. At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
		(Amounts in thousands)
2006	$171,825	$187,270	$359,095
2007	50,431	16,004	66,435
2008	13,058	4,644	17,702
2009	36,360	1,131	37,491
2010	22,593	947	23,540
Thereafter	10,000	—	10,000

Total	$304,267	$209,996	$514,263

(10) BORROWINGS
The Company has a $320.8 million credit line availability with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $195.7 million and pledged investment securities with a market value of $119.0 million.
At December 31, 2005, the Company’s Federal Home Loan Bank advances of $157.5 million mature through 2017. At December 31, 2005 and 2004, the interest rate on these advances ranged from 0.50% to 4.59% and from 0.50% to 4.43%, respectively. At December 31, 2005 and 2004, the weighted average interest rates on the advances were 3.46% and 3.05%, respectively.
The contractual maturities of the Federal Home Loan Bank advances at December 31, 2005 are as follows:

2005
(Amounts in thousands)
Due in 2006	$—
Due in 2007	40,000
Due in 2008	5,000
Due in 2009	10,000
Due in 2010	35,000
Thereafter	67,478

$157,478

In addition to the above advances, the Company also had repurchase agreements with an outstanding balance of $5.2 million at December 31, 2005, which were for customer accommodations. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The Company has repurchase lines of credit of $130.0 million from various institutions, which must be adequately collateralized.
In addition to the above advances, the Company has lines of credit of $73.0 million from various correspondent banks to purchase federal funds on a short-term basis. The Company has $4.0 million outstanding as of December 31, 2005.
Aggregate borrowings at December 31, 2005 amounted to $201.7 million, including $9.2 million that is due within one year and classified as short-term borrowings and $192.5 million due after one year that is classified as long-term debt in the accompanying consolidated balance sheet.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(10) BORROWINGS (Continued)
The following table provides a summary of our borrowings.

	2005	2004
	(Amounts in thousands)
Short-term borrowings
FHLB	$—	$20,000
Federal funds purchased	4,000	19,001
Repurchase agreements	5,186	30,646

	$9,186	$69,647

Long-term borrowings
FHLB	$157,478	$127,840
Jr. subordinated debentures	35,073	35,653

	$192,551	$163,493

(11) JUNIOR SUBORDINATED DEBENTURES
In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books.
In February 2002, Southern Community Capital Trust I (“Trust I”), a newly formed subsidiary of the Company, issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. At December 31, 2003, holders of the Trust I Securities had voluntarily converted $175 thousand of the Trust I Securities into 21,187 shares of our common stock at the Conversion Price of $8.26 per share of our common stock. On January 14, 2004, we announced the redemption of all of the Trust I Securities. The Trust I Securities were redeemed on March 12, 2004, which resulted in the issuance of approximately 2,060,000 shares of our common stock through the conversions and the retirement of $61 thousand of the convertible trust preferred securities. Subject to certain limitations, the Trust I Securities qualified as Tier 1 capital of the Company for regulatory capital purposes. The principal use of the net proceeds from the sale of the convertible debentures was to infuse capital into our bank subsidiary, Southern Community Bank and Trust, to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.
A description of the trust preferred securities and related junior subordinated debentures outstanding at December 31, 2005 and 2004 is as follows (dollars in thousands):

				Carrying value at
	Shares	Interest	Maturity	December 31,
Issuing Entity	outstanding	Rate	date	2005	2004
Southern Community Capital Trust I	1,707,500	7.25%	3/31/32	$—	$—
Southern Community Capital Trust II	3,450,000	7.95%	12/31/33	35,073	35,653
				$35,073	$35,653

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS
401(k) Retirement Plan
The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan. The expense related to this plan for the years ended December 31, 2005, 2004 and 2003 totaled approximately $611 thousand, $611 thousand, and $355 thousand, respectively.
Employment Agreements
The Company has entered into employment agreements with its chief executive officer and certain other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may annually be extended for an additional year. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.
Termination Agreements
Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits. As of December 31, 2005, approximately 64% of the Company’s employees were covered under such agreements.
Defined Benefit Pension Plan
The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2005 or 2004, and the Company does not expect to contribute to the plan in 2006. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Defined Benefit Pension Plan (Continued)

	2005	2004
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$775	$920
Actuarial loss	25	72
Service cost	—	101
Interest cost	51	73
Settlement	—	(381)
Benefits paid	(28)	(10)

End of year	$823	$775

Change in Plan Assets Fair Value

Beginning of year	$1,034	$1,014
Benefits paid	(28)	(10)
Contributions	—	—
Return on assets	103	30

End of year	$1,109	$1,034

Funded status	$286	$259
Unrecognized (gain)/loss	2	—
Unrecognized prior service cost	—	—

Prepaid pension cost recognized	$288	$259

Actuarial assumptions used in accounting for net periodic pension cost were:

Weighted average discount rate	6.50%	6.50%
Weighted average rate of increase in compensation level	N/A	5.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$—	$101
Interest cost	51	73
Expected return on plan assets	(79)	(76)
Loss	—	5
Amortization of prior service cost	—	7

Net periodic pension cost (benefit)	$(28)	$110

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Defined Benefit Pension Plan (Continued)
The measurement date used for the plan was December 31, 2005. As of that date, the pension plan experienced plan assets in excess of accumulated projected benefit obligations, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $823 thousand, $823 thousand and $1.1 million respectively.
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
The plan’s weighted-average asset allocations at December 31, 2005, by asset category are as follows:

2005
Asset category:
U.S. equity	58%
International equity	5
Fixed income and cash equivalents	37
Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2006	$34
2007	36
2008	38
2009	38
2010	37
2011 – 2015	229

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Supplemental Retirement
The Company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $313 thousand in 2005, $477 thousand in 2004, and $217 thousand in 2003 were expensed for future benefits to be provided under this plan. The accrued liability related to this plan was approximately $787 thousand and $766 thousand as of December 31, 2005 and 2004, respectively.
During 1994 The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel. The accrued liability related to this plan was approximately $856 thousand and $850 thousand at December 31, 2005 and 2004, respectively. Total expense for this plan aggregated $88 thousand and $92 thousand for the years ended December 31, 2005 and 2004, respectively.
Employee Stock Purchase Plan
On December 19, 2002, the Board approved the creation of, and on February 20, 2003 the Board adopted, the 2002 Employee Stock Purchase Plan (the “2002 ESPP”). An aggregate of 1,000,000 shares of common stock of the Company has been reserved for issuance by the Company upon exercise of options to be granted from time to time under the 2002 ESPP. The purpose of the 2002 ESPP is to provide employees of the Company with an opportunity to purchase shares of the common stock of the Company in order to encourage employee participation in the ownership and economic success of the Company.
The 2002 ESPP provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 85% of fair market value. As a result of changes in income tax regulations, for the 2005-2006 plan year and beyond, the purchase price is 95% of fair value. The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand; or (2) shares with a fair market value of 20% of the individual’s annual compensation. Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.
For the years ended December 31, 2005 and 2004, employees of the Company purchased 21,059 and 22,350 shares, respectively, under the ESPP.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
All options had an initial vesting period of five years. During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision 623,725 non-vested options were accelerated from their established vesting over a five-year period from date of grant to being fully vested. Stock options granted after December 31, 2005 and stock options granted to advisory board members vest over a five-year period.
All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2005, 2004, and 2003, is as follows:

		Outstanding Options		Exercisable Options
			Weighted		Weighted
	Shares		Average		Average
	Available for	Number	Exercise	Number	Exercise
	Future Grants	Outstanding	Price	Outstanding	Price
At December 31, 2002	123,315	1,435,129	$4.88	1,259,229	$4.59

Options authorized	500,000	—	—	—	—
Options granted/vested	(150,000)	150,000	8.45	104,187	7.85
Options exercised	—	(173,926)	5.32	(173,926)	5.32
Options forfeited	39,192	(39,192)	8.55	(39,192)	8.55

At December 31, 2003	512,507	1,372,011	5.35	1,150,298	4.79

Options authorized	297,000	—	—	—	—
Options granted/vested	(454,536)	454,536	10.15	203,593	8.13
Options exercised	—	(323,710)	4.47	(323,710)	4.47
Options forfeited	24,543	(24,543)	8.99	(24,543)	8.99

At December 31, 2004	379,514	1,478,294	7.25	1,005,638	5.37

Options authorized	—		—	—	—
Options granted/vested	(78,500)	78,500	9.41	543,156	4.79
Options exercised	—	(232,979)	4.21	(232,979)	4.21
Options forfeited	51,898	(51,898)	9.55	(51,898)	9.55

At December 31, 2005	352,912	1,271,917	$7.51	1,263,917	$7.50

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLAN (Continued)
Stock Option Plans (Continued)
The weighted average remaining life of options outstanding at December 31, 2005 is 5.3 years. The range of exercise prices for options outstanding at December 31, 2005 is $3.05 to $14.64. Information pertaining to options outstanding at December 31, 2005 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.05 - $ 6.66	588,146	588,146
$6.67 - $ 8.90	117,963	117,963
$8.91 - $14.64	565,808	557,808

Outstanding at end of year	1,271,917	1,263,917

The estimated average per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2005	2004	2003
Estimated fair value of options granted	$2.85	$4.64	$4.54

Assumptions in estimating average option values:
Risk-free interest rate	3.50%	3.48%	3.00%
Dividend yield	1.25%	1.00%	0.00%
Volatility	30.00%	33.00%	39.00%
Expected life	6 years	7 years	7 years
(13) LEASES
The Company leases office space under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2006	$995
2007	856
2008	781
2009	647
2010	652
Thereafter	4,194

Total	$8,125

Total rental expense under operating leases was $607 thousand in 2005, $432 thousand in 2004, and $414 thousand in 2003.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(14) INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands)
Current tax provision
Federal	$4,040	$3,163	$1,952
State	644	561	377

	4,684	3,724	2,329

Deferred tax provision
Federal	(165)	665	(231)
State	(37)	155	(126)

	(202)	820	(357)

Net provision for income taxes	$4,482	$4,544	$1,972

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
	(Amounts in thousands)
Tax computed at the statutory federal rate	$4,306	$4,300	$1,915

Increase (decrease) resulting from:
State income taxes, net of federal benefit	425	473	166
Tax exempt income	(360)	(520)	(77)
Valuation allowance	131	227	—
Other permanent differences	(20)	64	(32)

	176	244	57

Provision for income taxes	$4,482	$4,544	$1,972

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(14) INCOME TAXES (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$4,349	$4,513
Deferred compensation	1,041	1,001
Accumulated other comprehensive income	2,014	—
NEL carryforward	358	227
Other	416	760

Total deferred tax assets	8,178	6,501

Less: valuation allowance	358	227

Total deferred tax assets net of valuation allowance	7,820	6,274

Deferred tax liabilities relating to:
Property and equipment	(1,312)	(1,542)
Loan fees and costs	(570)	(473)
Core deposit intangible	(679)	(762)
Accumulated other comprehensive income	—	(15)
Prepaid expenses	(223)	(249)
Other	(381)	(661)

Total deferred tax liabilities	(3,165)	(3,702)

Net recorded deferred tax asset	$4,655	$2,572

The Company has established a valuation allowance for the deferred tax asset attributable to the parent’s net loss carryforward for state income tax purposes. Management determined that it is likely that the operations at the parent level would not generate sufficient taxable income to realize the deferred tax asset. The changes in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 were increases of $131 thousand, $227 thousand and nil, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(15) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
The major components of non-interest income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands)
Service charges and fees on deposit accounts	$3,755	$3,502	$1,442
Presold mortgage loan fees	1,106	750	1,350
Investment brokerage fees	743	712	947
SBIC management fees	423	552	562
Earnings from equity method investment in SBIC	788	107	—
Loss on sale of investment securities	(266)	—	—
Other	1,249	1,783	684

Total	$7,798	$7,406	$4,985

Income tax benefits related to losses on sales of securities were $103 thousand for 2005.
The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$859	$875	$383
Telephone and communication	851	799	491
Advertising and promotion	896	776	862
Data processing and other outsourced services	571	1,503	1,317
Professional services	1,745	1,723	706
Other	4,569	3,743	1,926

Total	$9,491	$9,419	$5,685

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2005 and 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Information regarding the Bank’s capital and capital ratios is set forth below:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in thousands)
As of December 31, 2005

Total Capital (to Risk-Weighted Assets)	$120,275	11.96%	$80,400	8.00%	$100,500	10.00%
Tier I Capital (to Risk-Weighted Assets)	108,490	10.79%	40,200	4.00%	60,300	6.00%
Tier I Capital (to Average Assets)	108,490	8.71%	49,800	4.00%	62,300	5.00%

As of December 31, 2004

Total Capital (to Risk-Weighted Assets)	$110,699	11.70%	$75,700	8.00%	$94,650	10.00%
Tier I Capital (to Risk-Weighted Assets)	98,860	10.45%	37,850	4.00%	56,810	6.00%
Tier I Capital (to Average Assets)	98,860	8.55%	46,200	4.00%	47,350	5.00%
The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2005		At December 31, 2004
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)
Total risk-based capital ratio	$134,095	13.30%	$131,833	13.28%
Tier 1 risk-based capital ratio	121,243	12.02%	112,451	11.79%
Leverage ratio	121,243	9.66%	112,451	9.68%

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(17) DERIVATIVES
Derivative Financial Instruments
The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program. These transactions involve both credit and market risk. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets as derivative assets and derivative liabilities.
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
Risk Management Policies — Hedging Instruments
The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned for a period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.
The fair value of the Company’s derivative assets and liabilities and their related notional amounts (in thousands) is summarized below.

	December 31, 2005		December 31, 2004
		Notional		Notional
	Fair Value	Amount	Fair Value	Amount
Cash flow hedges
Interest rate options associated with lending activities	$42	$50,000	$—	$—

Fair value hedges
Interest rate swaps associated with borrowing activities	(488)	20,000	85	20,000

Interest rate swaps associated with deposit taking activities	(1,348)	58,500	(273)	38,500

	$(1,794)	$128,500	$(188)	$58,500

Certain derivative liabilities were collateralized by securities, which are held by third-party safekeepers. The fair value of these securities at December 31, 2005 was $2.9 million.
Certain interest rate swap agreements were terminated in 2003 prior to maturity, and the resulting gains were recognized over the original lives of the agreements. Gains recognized with respect to those agreements for the years ended December 31, 2005, 2004 and 2003 were $219 thousand, $482 thousand, and $406 thousand, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(17) DERIVATIVES (Continued)
Risk Management Policies — Hedging Instruments
As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2005.
Interest Rate Risk Management — Cash Flow Hedging Instruments
To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements. At December 31, 2005, the Company had designated as cash flow hedges interest rate option agreements that provide for payments to the Company in the event interest rates decrease below levels provided in the agreements. No such agreements were outstanding at December 31, 2004.
Interest Rate Risk Management – Fair Value Hedging Instruments
As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates. At December 31, 2005 and 2004, the Company had designated as fair value hedges certain interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and received fixed interest payments.
Risk management results for the years ended December 31, 2005 and 2004 related to the interest rate swap and option agreements designated as hedging instruments indicated that amounts of gains or losses from hedge ineffectiveness to be included in current earnings was not significant.
(18) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2005 and 2004 is as follows (amounts in thousands):

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$206,691	$174,970
Undisbursed standby letters of credit	12,012	500
Undisbursed portion of construction loans	92,412	48,938

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(18) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)
The Company has entered into an agreement to purchase a building for its operations center and other administrative offices. The purchase price is approximately $4.5 million, and is expected to close in the first quarter of 2006. The Company expects to sell its existing operations facilities once the offices have been relocated by the third quarter of 2006.
The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. Management believes that this litigation is not material to our financial position or results of our operations or the operations of the Bank.
(19) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
Financial instruments include cash and due from banks, federal funds sold, investment securities, loans, bank-owned life insurance, deposit accounts and other borrowings, accrued interest and derivatives. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and due from banks, federal funds sold, and other interest-bearing deposits
The carrying amounts for cash and due from banks, federal funds sold and other interest-bearing deposits approximate fair value because of the short maturities of those instruments.
     Investment securities
Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
     Loans
For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(19) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
     Borrowings
The fair values are based on discounting expected cash flows at the current interest rate for debt with the same or similar remaining maturities and collateral requirements.
     Accrued interest
The carrying amounts of accrued interest approximate fair value.
     Derivative financial instruments
Fair values for interest rate swap and option agreements are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.
     Financial instruments with off-balance sheet risk
With regard to financial instruments with off-balance sheet risk discussed in Note 18, it is not practicable to estimate the fair value of future financing commitments.
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$24,606	$24,606	$17,758	$17,758
Federal funds sold and other interest-bearing deposits	648	648	80	80
Investment securities available for sale	203,808	203,808	237,764	237,764
Investment securities held to maturity	88,108	85,774	75,145	74,705
Loans, net	857,042	848,159	783,566	801,075
Investment in life insurance	10,617	10,617	10,263	10,263
Accrued interest receivable	6,065	6,065	4,928	4,928

Financial liabilities:
Deposits	940,601	934,371	845,228	831,200
Short-term borrowings	9,186	9,178	69,647	69,607
Long-term borrowings	192,551	194,052	163,493	167,328
Accrued interest payable	3,664	3,664	2,260	2,260

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
Liabilities, net	(1,794)	(1,794)	(188)	(188)

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(20) PARENT COMPANY FINANCIAL DATA
Southern Community Financial Corporation’s condensed balance sheets as of December 31, 2005 and 2004, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2005 are as follows:
Condensed Balance Sheets
December 31, 2005 and 2004
(Amounts in thousands)

	2005	2004
Assets:
Cash and due from banks	$10,562	$14,612
Investment in subsidiary	158,214	150,848
Investment securities available for sale	278	298
Other assets	1,431	6,810

Total assets	$170,485	$172,568

Liabilities:
Junior subordinated debentures	$35,073	$35,654
Other liabilities	6	8

Total liabilities	35,079	35,662

Stockholders’ equity
Common stock	122,490	125,200
Retained earnings	16,128	11,693
Accumulated other comprehensive income (loss)	(3,212)	13

Total stockholders’ equity	135,406	136,906

Total liablilites and stockholders’ equity	$170,485	$172,568

Condensed Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Equity in income of subsidiaries	$10,125	$9,662	$4,634
Interest income	144	542	232
Other income	64	—	4
Interest expense	(2,376)	(1,999)	(1,543)
Other expense	(747)	(890)	(312)
Income tax benefit	973	787	648

Net income	$8,183	$8,102	$3,663

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(20) PARENT COMPANY FINANCIAL DATA (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Operating activities:
Net income	$8,183	$8,102	$3,663
Equity in income of subsidiaries	(10,030)	(9,662)	(4,634)
Amoritzation of debt issuance costs	51	61	44
(Increase) decrease in receivable from subsidiaries	—	39,000	(31,350)
(Increase) decrease in other assets	4,214	(774)	(1,468)

	2,418	36,727	(33,745)

Investment activities:
Investment in subsidiaries	86	(21,985)	—
Purchase of investments	—	(228)	—

	86	(22,213)	—

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	—	—	33,292
Proceeds from exercise of stock options	1,465	1,616	770
Cost of shares repurchased	(4,271)	—	—
Cash dividend paid	(3,748)	(1,902)	—

	(6,554)	(286)	34,062

Net increase in cash	(4,050)	14,228	317

Cash, beginning of year	14,612	384	67

Cash, end of year	$10,562	$14,612	$384

Cash dividends paid to the Parent by Bank were $500 thousand, $1.6 million, and $1.55 million for 2005, 2004 and 2003, respectively.
(21) SUBSEQUENT EVENTS (unaudited)
On February 1, 2006, the Company announced that its Board of Directors, at its regular meeting on January 18, 2006, declared a quarterly cash dividend of $0.03 per share on the Corporation’s common stock, payable March 1, 2006 to shareholders of record on February 15, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report On Internal Control Over Financial Reporting
Management of Southern Community Financial Corporation and Subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2005.
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
Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2005.
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.
March 9, 2006

/s/ F. Scott Bauer	/s/ David W. Hinshaw

F. Scott Bauer	David W. Hinshaw
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Southern Community Financial Corporation
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Southern Community Financial Corporation and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Southern Community Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Southern Community Financial

Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern Community Financial Corporation and subsidiary as of and for the year ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.
/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 9, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2006.
Item 11. Executive Compensation
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2006.
The following table sets forth equity compensation plan information at December 31, 2005.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock Option Plans
Employee Stock	1,271,917	$7.51	420,082
Purchase Plan	19,061	$8.79	937,530

Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,290,978	$7.53	1,357,612

PART III (Continued)
Item 13. Certain Relationships and Related Transactions
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2006.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2006.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K Page
Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of December 31, 2005 and 2004	56

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	57

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	58

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	59

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	60-61

Notes to Consolidated Financial Statements	62-95

(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated November 21, 2005)

Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 4.2:	Form of 7.95% Convertible Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.3:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust II (incorporated by reference to Exhibit 4.6 to the S-3 Registration Statement)

Exhibit 10.1:	1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.1 to Amendment Number One to the Registration Statement on Form S-2 dated January 10, 2002, Registration Number 333-74084 (the “Amended S-2 Registration Statement”))

Exhibit 10.2:	1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.2 to the Amended S-2 Registration Statement)

Exhibit 10.3:	2002 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”))

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.8 to the 2003 Annual Report)

Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Convertible Junior Subordinated Debentures (incorporated by reference to Exhibit 10.9 to the 2003 Annual Report)

Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference to Exhibit 10.10 to the 2003 Annual Report)

Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference to Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference to Exhibit 10.12 to the 2003 Annual Report)

Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the 2003 Annual Report)

Exhibit 10.10	The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:	2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:	2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: March 15, 2006	By:	/s/ F, Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer F. Scott Bauer	Chairman of the Board and Chief Executive Officer	March 15, 2006

/s/ David W. Hinshaw David W. Hinshaw	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2006

/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Vice Chairman of the Board	March 15, 2006

	Director	March 15, 2006
/s/ Don Gray Angell Don Gray Angell

	Director	March 15, 2006
/s/ Zack W. Blackmon, Sr. Zack W. Blackmon, Sr.

	Director	March 15, 2006
/s/ Charles R. Bokesh, M.D. Charles R. Bokesh, M.D.

	Director	March 15, 2006
/s/ Edward T. Brown Edward T. Brown

	Director	March 15, 2006
/s/ James G. Chrysson James G. Chrysson

SIGNATURE	TITLE	DATE

	Director	March 15, 2006
/s/ James O. Frye James O. Frye

	Director	March 15, 2006
/s/ Matthew G. Gallins Matthew G. Gallins

	Director	March 15, 2006
/s/ Lynn L. Lane Lynn L. Lane

	Director	March 15, 2006
/s/ H. Lee Merritt, Jr. H. Lee Merritt, Jr.

	Director	March 15, 2006
/s/ W. Samuel Smoak W. Samuel Smoak

	Director	March 15, 2006
/s/ William G. Ward, Sr., M.D. William G. Ward, Sr., M.D.