Form 10-Q
period 2006-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-05-10
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
7.95% Junior Subordinated Debentures
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006 (the most recent practicable date), the registrant had outstanding 17,659,077 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$25,807	$24,606
Federal funds sold	596	648
Investment securities
Available for sale, at fair value	203,250	203,808
Held to maturity, at amortized cost	87,366	88,108

Loans	921,195	868,827
Allowance for loan losses	(12,211)	(11,785)

Net Loans	908,984	857,042

Premises and equipment	36,226	31,259
Goodwill	49,792	49,792
Other assets	30,104	30,261

Total Assets	$1,342,125	$1,285,524

Liabilities and Stockholders’ Equity
Deposits
Demand	$112,341	$111,226
Money market, savings and NOW	347,034	315,112
Time	536,979	514,263

Total Deposits	996,354	940,601

Short-term borrowings	48,161	9,186
Long-term debt	152,825	192,551
Other liabilities	8,402	7,780

Total Liabilities	1,205,742	1,150,118

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,673,077 shares at March 31, 2006 and 17,612,472 shares at December 31, 2005, respectively	122,338	122,490
Retained earnings	17,457	16,128
Accumulated other comprehensive income (loss)	(3,412)	(3,212)

Total Stockholders’ Equity	136,383	135,406

Commitments and contingencies

Total Liabilities and Stockholders’ Equity	$1,342,125	$1,285,524

*	Derived from audited consolidated financial statements
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except share
	and per share data)
Interest Income
Loans	$16,259	$12,302
Investment securities available for sale	2,140	2,204
Investment securities held to maturity	854	822
Federal funds sold	21	12

Total Interest Income	19,274	15,340

Interest Expense
Money market, savings, NOW deposits	2,097	765
Time deposits	4,883	3,422
Borrowings	2,320	2,117

Total Interest Expense	9,300	6,304

Net Interest Income	9,974	9,036

Provision for Loan Losses	475	395

Net Interest Income After Provision for Loan Losses	9,499	8,641

Non-Interest Income	1,823	1,746

Non-Interest Expense
Salaries and employee benefits	4,484	3,978
Occupancy and equipment	1,608	1,342
Other	2,340	2,577

Total Non-Interest Expense	8,432	7,897

Income Before Income Taxes	2,890	2,490

Income Tax Expense	1,033	890

Net Income	$1,857	$1,600

Net Income Per Share
Basic	$0.11	$0.09
Diluted	0.10	0.09

Weighted Average Shares Outstanding
Basic	17,624,034	17,867,222
Diluted	17,857,395	18,251,528
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Net income	$1,857	$1,600

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(345)	(3,050)
Tax effect	133	1,177

Net of tax amount	(212)	(1,873)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	9	—
Tax effect	(3)	—
Reclassification of gains (losses) recognized in net income	10	(110)
Tax effect	(4)	42

Net of tax amount	12	(68)

Total other comprehensive income (loss)	(200)	(1,941)

Comprehensive income (loss)	$1,657	$(341)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2005	17,612,472	$122,490	$16,128	$(3,212)	$135,406
Net income	—	—	1,857	—	1,857
Other comprehensive loss, net of tax	—	—	—	(200)	(200)
Common shares repurchased	(70,400)	(659)	—	—	(659)
Stock options exercised	131,005	496	—	—	496
Stock-based compensation	—	11	—	—	11
Cash dividends of $.03 per share	—	—	(528)	—	(528)

Balance at March 31, 2006	17,673,077	$122,338	$17,457	$(3,412)	$136,383

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,857	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944	978
Provision for loan losses	475	395
Stock-based compensation	11	93
Net increase in cash surrender value of life insurance	(96)	(119)
Realized loss on sale of premise and equipment	—	4
Deferred income taxes	(147)	(9)
Realized (gain) loss on sale of foreclosed property	(11)	18
Changes in assets and liabilities:
Increase in other assets	(510)	(74)
Increase in other liabilities	622	(157)

Total Adjustments	1,288	1,129

Net Cash Provided by Operating Activities	3,145	2,729

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	52	(1,675)
Purchase of:
Available-for-sale investment securities	(5,265)	(10,462)
Held-to-maturity investment securities	(141)	(17,000)
Proceeds from maturities and calls of:
Available-for-sale investment securities	5,327	19,334
Held-to-maturity investment securities	872	2,257
Net increase in loans	(52,417)	(14,381)
Purchases of premises and equipment	(5,748)	(540)
Proceeds from disposal of premises and equipment	—	1
Proceeds from sale of foreclosed assets	135	134

Net Cash Used by Investing Activities	(57,185)	(22,332)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	56,146	(7,791)
Net increase in short-term borrowings	38,975	5,779
Net increase (decrease) in long-term borrowings	(39,189)	24,972
Net proceeds from the issuance of common stock	496	585
Common stock repurchased	(659)	—
Cash dividends paid	(528)	(2,140)

Net Cash Provided by Financing Activities	55,241	21,405

Net Increase in Cash and Due From Banks	1,201	1,802
Cash and Due From Banks, Beginning of Year	24,606	17,758

Cash and Due From Banks, End of Period	$25,807	$19,560

See accompanying notes.

Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.
Recently issued accounting pronouncements –Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). See Note 3 for additional information regarding the impact of the adoption of the provisions of SFAS No. 123R.
Note 2 — Net Income Per Share
Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.
Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

Note 2 — Net Income Per Share (Continued)

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of common shares used in computing basic net income per share	17,624,034	17,867,222

Effect of dilutive stock options	233,361	384,306

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,857,395	18,251,528

Net income (in thousands)	$1,857	$1,600
Basic	0.11	0.09
Diluted	0.10	0.09
For the three months ended March 31, 2006 and 2005, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercised price is higher than the current market price) amount to 511,773 and 464,165 shares for the three months ended March 31, 2006 and 2005, respectively.
Note 3 – Stock-based compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
The Company has adopted share-based compensation plans and an employee stock purchase plan, which are described below. The compensation cost that has been charged against income for those plans was approximately $11 thousand and $70 thousand for the three-month periods ended March 31, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $1 thousand and $25 thousand for the three-month periods ended March 31, 2006 and 2005, respectively.

Note 3 – Stock-based compensation (Continued)
Stock Option Plans
During 1997 the Company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the Company’s common stock. During 2002 the Company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. In 2004, in connection with the acquisition of The Community Bank, the Company assumed three stock option plans: the 2001 Stock Option Plan for Directors, with 97,428 options available, The Community Bank Amended And Restated Stock Option Plan For Key Employees, with 26,000 options available, and The Community Bank Stock Option Plan with 267,927 options available. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant.
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
The 2002 ESPP provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 85% of fair market value. As a result of changes in income tax regulations, for the 2005-2006 plan year and beyond, the purchase price has been changed in the plan to 95% of fair value. The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand; or (2) shares with a fair market value of 20% of the individual’s annual compensation. Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.
For the years ended December 31, 2005 and 2004, employees of the Company purchased 21,059 and 22,350 shares, respectively, under the ESPP.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon the previous four years’ trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant.

Note 3 – Stock-based compensation (Continued)
     The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2006 and 2005.

	March 31,
	2006	2005
Assumptions in estimating average option fair values:
Risk-free interest rate	4.67%	3.73%
Dividend yield	1.30%	1.09%
Volatility	28.67%	30.56%
Expected life	7.5 years	7 years
A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding December 31, 2005	1,271,917	$7.51
Granted	45,000	9.27
Exercised	(131,005)	3.78
Forfeited or expired	(14,760)	8.61

Outstanding March 31, 2006	1,171,152	7.98	5.6 years	$2,238

Exercisable March 31, 2006	1,118,150	7.92	5.4 years	2,236

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $3.32 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $685 thousand. There were no shares that vested during the three months ended March 31, 2006.
As of March 31, 2006, there was $172 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.9 years.
Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $496 thousand. There was no tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the three months ended March 31, 2006.
The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The adoption of the provisions of SFAS No. 123R for the three months ended March 31, 2006 resulted in the recognition of $8 thousand of share-based compensation expense related to employee awards that would have resulted in no expense under the provisions of APB No. 25, and $3 thousand of share-based compensation expense to related to advisory board member awards that would have resulted in a similar expense under the provisions of APB No. 25. The impact on net income and earnings per share of the adoption of the provisions of SFAS No. 123R during the first quarter of 2006 was insignificant.

Note 3 – Stock-based compensation (Continued)
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
The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $1.6 million (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology.

Three Months Ended
March 31, 2005
(Amounts in thousands, except per share data)
Net income:
As reported	$1,600
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	45

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,515)
Pro forma	$130

Basic earnings per share:
As reported	$0.09
Pro forma	0.01

Diluted earnings per share:
As reported	$0.09
Pro forma	0.01

Note 4 – Loans
Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$230,223	25.0%	$244,177	28.0%

Commercial mortgage loans	317,316	34.5%	286,658	33.0%
Construction loans	182,409	19.8%	156,900	18.1%
Commercial and industrial loans	165,014	17.9%	151,950	17.5%
Loans to individuals	26,233	2.8%	29,142	3.4%

Subtotal	921,195	100.0%	868,827	100.0%

Less: Allowance for loan losses	(12,211)		(11,785)

Net loans	$908,984		$857,042

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amount in thousands)
Balance at beginning of period	$11,785	$12,537

Provision for loan losses	475	395

Charges-offs	(113)	(321)
Recoveries	64	13

Net charge-offs	(49)	(308)

Adjustment on allowancwe for acquired loans	—	(491)

Balance at end of period	$12,211	$12,133

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Amounts in thousands)
Nonaccrual loans	$2,058	$1,408	$7,910
Foreclosed assets	129	280	885

Total nonperforming assets	$2,187	$1,688	$8,795

Note 4 – Loans (Continued)
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
During the first quarter of 2005, management completed an extensive review of the allowance for loan losses related to the loan portfolio acquired in the first quarter of 2004 in connection with The Community Bank acquisition. This review was completed during the one year allocation period, and as a result, management determined the allowance for loan losses as recorded in the preliminary purchase price allocation should be adjusted downward. A purchase price allocation adjustment of $491 thousand was recorded as a reduction of the allowance for loan losses and a reduction of goodwill, net of tax, of $302 thousand.
As of March 31, 2006, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $2.3 million with a corresponding valuation allowance of $533 thousand.
Note 5 – Non-Interest Income and Other Non-Interest Expense
The major components of other non-interest income are as follows:

	Three Months Ended
	March 31,
	2006	2005
Service charges and fees on deposit accounts	$1,035	$839
Presold mortgage loan fees	214	250
Investment brokerage fees	115	208
SBIC management fees	130	108
Other	329	341

	$1,823	$1,746

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
Postage, printing and office supplies	$189	$265
Telephone and communication	243	$204
Advertising and promotion	235	202
Data processing and other outsourced services	167	138
Professional services	332	454
Other	1,174	1,314

	$2,340	$2,577

Note 6 – Common Stock Repurchase Programs
The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. Through March 31, 2006, the Company had repurchased 531,200 shares at an average price of $9.28 per share under the two plans, including 70,400 shares at an average price of $9.36 purchased during the first quarter of 2006.

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
Summary of First Quarter
During the first quarter, the Company achieved record loan growth while maintaining excellent credit quality. On the funding side, we continued efforts to build local deposits to improve our funding mix, and our initiatives resulted in record deposit growth. For the quarter, total loans grew by a record $52.4 million or 6.0% to end the period at $921.2 million. Total deposits were $996.4 million at March 31, 2006, an increase of $55.8 million over the prior quarter-end, driven by increases of $33.1 million of non-maturity deposits and $22.7 million of time deposits. With an increased level of earning assets coupled with increases in variable interest rates, total interest income increased by $605 thousand, or 3.2% on a linked-quarter basis. Continued strong loan demand, funded with growth in deposits and the resulting improvement in funding mix, contributed to a fifteen basis point expansion in our net interest margin, to 3.42% from 3.27% compared with the quarter ended December 31, 2005. Compared with the first quarter of 2005, net interest income increased $938 thousand, or 10.4%. The increase in net interest income combined with improvements in non-interest income to produce net income of $1.9 million, an increase of $257 thousand or 16.1% over the first quarter of 2005. Earnings per fully diluted share were $0.10 and $0.09 for the three months ended March 31, 2006 and 2005, respectively. Excluding the after-tax impact of approximately $255 thousand of unusual expenses incurred in the first quarter of 2005, earnings for the first quarter of 2006 were consistent with those of the same period a year ago.
In March 2005, the Company announced a plan to repurchase up to 300,000 shares of stock. In September 2005, the Company announced a plan to repurchase up to 600,000 additional shares of stock. During the fourth quarter of 2005, the Company completed the repurchase program under the first authorization and began to repurchase shares under the second authorization. Through March 31, 2006, the Company had repurchased 531,200 shares at an average price of $9.28 per share, including 70,400 shares repurchased during the first quarter of 2006 at an average price of $9.36 per share.
On April 27, 2006, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on April 19, 2006, declared a quarterly cash dividend of three and one-half cents ($0.035) per share on the Corporation’s common stock. The dividend is payable on June 1, 2006 to shareholders of record as of the close of business on May 15, 2006. This dividend represents a 16.7% increase over the previous quarterly dividends of $0.03 per share, and is the fifth consecutive quarterly dividend, following a former practice of annual dividends. The Company’s first cash dividend was paid in March 2004.
Financial Condition at March 31, 2006 and December 31, 2005
During the three-month period ending March 31, 2006, total assets increased by $56.6 million, or 4.4%, to $1.3 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $908.9 million, a $51.9 million, or 6.1% increase for the first three months. Emphasis on growing local deposits netted an increase in non-maturity deposits of $33.1 million, or 7.7% during the period, with time deposits increasing by $22.7 million, or 4.4%.
The Company experienced strong loan demand in the first quarter, in our existing markets and from the opening of our Guilford County regional office in Greensboro in December 2005 and our banking office in Raleigh in February 2006. At March 31, 2006, gross loans totaled $921.2 million, an increase of $52.4 or 6.0% from December 31, 2005. Commercial mortgage loans, which total $317.3 million or 34.5% of gross loans, continue to comprise the largest segment of the portfolio. Commercial mortgage loans also experienced the most growth during the quarter increasing by $30.7 million. Loans secured by residential mortgages and the commercial and industrial portfolio represent 25.0% and 17.9% of gross loans, respectively. Construction lending experienced the second largest portfolio growth during the quarter, increasing $25.5 million to end the period at $182.4 million or 19.8% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth. Asset growth during the period was funded primarily by increases in deposits and wholesale borrowings. Customer deposits continue to be our primary funding source. At March 31, 2006, deposits totaled $996.4 million, an increase of $55.8 million or 5.9% from year-end 2005. Core deposits accounted for the majority of the deposit growth during the period, increasing $112.4 million or 20.1% over the last twelve months and $36.9 million or 5.9% over the last three months.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2006, our stockholders’ equity totaled $136.4 million, an increase of $977 thousand from the December 31, 2005 balance. The increase is primarily the result of earnings of $1.9 million offset by $528 thousand of cash dividends declared and paid during the period, a $212 net decrease in the fair market value of available-for-sale securities, and the repurchase of $659 thousand, or 70,400 shares, of the Company’s outstanding common stock during the period.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Net Income. Our net income for the three months ended March 31, 2006 was $1.9 million, an increase of $257 thousand, or 16.1%, from the same three-month period in 2005. Net income per share was $0.11 basic and $0.10 diluted for the three months ended March 31, 2006 as compared with $0.09 basic and diluted for the same period in 2005. Net interest income for the first quarter of 2006 was $10.0 million, up $938 thousand, or 10.4% compared with the first quarter 2005, the result of higher levels of interest-earning assets and an improved net interest margin. The rising interest rate environment and the repositioning of our balance sheet contributed to the 15 basis point expansion of our net interest margin to 3.42% for the first quarter of 2006, from 3.27% in each of the first and the fourth quarters of 2005. Non-interest expense increased $536 thousand compared with the same quarter a year ago. Results for the first quarter of 2005 included pre-tax expenses of $345 thousand incurred as a result of the departure of two members of senior management and $70 thousand associated with the Company’s decision to vest all outstanding unvested options. Excluding the impact of these expenses, earnings for the first quarter of 2006 were consistent with those of the same period a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.
Net Interest Income. During the three months ended March 31, 2006, our net interest income was $10.0 million, an increase of $938 thousand or 10.4% over the first quarter 2005. As a result of the balance sheet changes and the positive effects of rising short-term interest rates on our floating rate loan portfolio, our net interest margin expanded by 15 basis points to 3.42% for the first quarter of 2006, compared to 3.27% for the first quarter of 2005. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. With continued strong loan demand, our average loans increased $82.2 million, or 10.2%, more than offsetting the $19.2 million decrease in average investment securities, when compared with the first quarter 2005. Proceeds of $11.7 million from the sales of investment securities in the fourth quarter of 2005 and cash flows from maturities, calls and repayments of mortgage backed securities are being reinvested in higher-yielding loans, positively impacting our net interest margin. Allowing the investment portfolio to run-off, combined with sales of $11.7 million of lower-yielding investments in the fourth quarter of 2005, has resulted in a reduction in our investment portfolio from 25.4% of total assets one year ago to 21.7% as of March 31, 2006. Rising interest rates have also impacted our funding costs. Our cost on average interest bearing liabilities for the first quarter of 2006 increased 101 basis points to 3.58% compared the first quarter of 2005. However, strong local deposit growth has allowed us to reduce our level of wholesale borrowings and mitigated rising funding costs as the wholesale markets reacted to anticipated Federal Reserve rate hikes. As of March 31, 2006 deposits and borrowings represented 83.2% and 16.8% of total funding, respectively, compared with 76.0% and 24.0% of total funding, respectively, as of the end of the first quarter of 2005.
The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Between March 2005 and March 2006, the Federal Reserve increased the targeted federal funds rate by 200 basis points, to 4.75%, causing a corresponding increase in the prime rate. However, a flattened yield curve has impacted fixed rate loan and investment portfolio yields, and they have not kept pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the first quarter of 2006 increased by 105 basis points above that of the first quarter 2005 to 6.60%. Our net interest margin in the future will be impacted by actions taken by the Federal Reserve Board with respect to interest rates and competition in our markets. As our balance sheet is slightly asset-sensitive, we would expect to see some compression in our margins if interest rates stop increasing or begin to decline, as some of our lower-rate funding reprices at higher levels. In addition, continued robust loan growth may outpace our ability to attract lower-cost local deposits. As such, we will seek to fund this growth as efficiently as possible through our ready access to correspondents and other wholesale market funds.
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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$887,704	$16,259	7.43%	$805,497	$12,302	6.19%
Investment securities available for sale	206,850	2,140	4.20%	224,342	2,204	3.98%
Investment securities held to maturity	87,532	854	3.96%	89,253	822	3.74%
Federal funds sold	1,845	21	4.62%	1,428	12	3.44%

Total interest earning assets	1,183,931	19,274	6.60%	1,120,520	15,340	5.55%

Other assets	122,602			116,392

Total assets	$1,306,533			$1,236,912

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$325,575	$2,097	2.61%	$238,788	$765	1.30%
Time deposits greater than $100K	310,794	3,072	4.01%	279,311	2,020	2.93%
Other time deposits	208,301	1,811	3.53%	219,858	1,402	2.59%
Short-term borrowings	43,255	458	4.29%	72,933	436	2.42%
Long-term debt	166,223	1,862	4.54%	181,974	1,681	3.75%

Total interest bearing liabilities	1,054,148	9,300	3.58%	992,864	6,304	2.57%

Demand deposits	108,089			98,458
Other Liabilities	8,792			10,114
Stockholders’ equity	135,504			135,476

Total liabilities and stockholders’ equity	$1,306,533			$1,236,912

Net interest income and net interest spread		$9,974	3.02%		$9,036	2.98%

Net interest margin			3.42%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.31%			112.86%

Provision for Loan Losses. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for loan losses at March 31, 2006 totaled $475 thousand, compared to a provision of $395 thousand for the three months ended March 31, 2005. During the three months ended March 31, 2006 net loan charge-offs totaled $49 thousand, a decrease from $308 thousand of net charge-offs during the three months ended March 31, 2005. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding declined fourteen basis points to 0.02% for the three months ended March 31, 2006 compared to 0.16% reported for the three months ended March 31, 2005. Non-performing assets at March 31, 2006 increased to $2.1 million or 0.16% of total assets from $1.4 million or 0.13% of total assets at December 31, 2005 but were down significantly from $7.9 million or 0.71% of total assets as of March 31, 2005. The allowance for loan losses at March 31, 2006 represented 1.33% of loans outstanding, compared with 1.36% at December 31, 2005 and 1.50% at March 31, 2005. The allowance for loan losses as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.
Non-Interest Income. For the three months ended March 31, 2006, non-interest income increased by $77 thousand or 4.4% to $1.8 million from $1.7 million for the same period in the prior year. The increase was due to the higher levels of service charges and fees on deposit accounts from a larger deposit base, partially offset by declines in our mortgage banking and wealth management services revenues. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. We have recently hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. We believe the changes made in these areas will have a positive impact on non-interest income in the future. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, we have consistently seen increases in every major component of our non-interest expense. For the three months ended March 31, 2006, our non-interest expense increased $536 thousand or 6.8% over the same period in 2005. On a consolidated basis, salaries and employee benefit expense increased $506 thousand or 12.7%. Occupancy and equipment expense increased $266 thousand, or 19.9%. Other expenses decreased $237 thousand or 9.2% to $2.3 million. The first quarter of 2005 included $345 thousand of expenses incurred as a result of the departure of two members of senior management and $70 thousand associated with the Company’s decision to vest all outstanding unvested options. Due to our strong asset growth, our annualized ratio of non-interest expenses to average total assets increased slightly to 2.62% as compared with 2.59% for the same three months in 2005. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.7% for the three months ended March 31, 2006 and 2005.
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
Federal funds sold and investment securities aggregated $291.0 million at March 31, 2006, a decrease of $1.4 million from $292.6 million at December 31, 2005. While we have reduced the size of our investment portfolio in response to the current and expected near-term interest rate environment, we believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $73.0 million. We also have the credit capacity to borrow up to $334.5 million, as of March 31, 2006, from the Federal Home Loan Bank of Atlanta (FHLB), with $127.3 million outstanding as of that date. At March 31, 2005, we had FHLB borrowings outstanding of $172.8 million. We also had repurchase agreements with total outstanding balances of $23.8 million at March 31, 2006. Of this balance, $3.8 million represented accommodations for our deposit customers and $20.0 million was with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At March 31, 2006, our outstanding commitments to extend credit consisted of loan commitments of $223.4 million and amounts available under home equity credit lines, other credit lines and letters of credit of $76.7 million, $12.5 million and $14.3 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the bank began initiatives to increase demand and other non-interest bearing deposit accounts to improve our funding mix. As a result of those initiatives, non-maturity deposits at March 31, 2006 increased $109.7 million or 31.4%, compared to March 31, 2005, and have had a positive impact on our net interest margin. Certificates of deposits represented 53.9% of our total deposits at March 31, 2006, a decrease from 58.2% at March 31, 2005. Brokered and out-of-market deposits increased by 1.6% at the end of the first quarter 2006. Time deposits of $100,000 or more totaled $326.6 million and $272.7 million at March 31, 2006 and March 31, 2005, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At March 31, 2006, our Tier I capital to average quarterly asset ratio was 9.8%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2006 was 12.8%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.
The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The structure of the Company’s loan and liability portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk.
Our asset and liability committee is responsible for reviewing our liquidity requirements and managing our sensitivity to changes in interest rates. Interest rate risk arises because the interest-earning assets and interest-bearing liabilities of the bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process quarterly that measures the impact of changing interest rates on net interest income. The results of the most recent analysis indicated that the Company continues to be slightly asset sensitive, and that if interest rates increased or decreased by two percentage points, our net interest income over a one-year time frame could increase by 1.3% or decrease by 7.7%, respectively.

Item 4. Controls and Procedures
Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of March 31, 2006, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended March 31, 2006 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2006. See Note 6 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number of
			Shares
	Total		Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares That May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs	the Programs
January 1, 2006 to January 31, 2006	—	$—	—	439,200
February 1, 2006 to February 28, 2006	31,621	$9.44	31,621	407,579
March 1, 2006 to March 31, 2006	38,779	$9.31	38,779	368,800

Item 6. Exhibits
     (a) Exhibits.

Exhibit 10.1	Employment agreement with F. Scott Bauer

Exhibit 10.2	Employment agreement with Jeff T. Clark

Exhibit 10.3	Employment agreement with David W. Hinshaw

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 10, 2006	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: May 10, 2006	By:	/s/ David W. Hinshaw
David W. Hinshaw
Executive Vice President and Chief Financial Officer