Form 10-K/A
period 2005-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-08-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-33227
Southern Community Financial Corporation
(Exact name of registrant as specified in its charter)

North Carolina	56-2270620

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4605 Country Club Road Winston-Salem, North Carolina	27104

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (336) 768-8500
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market, LLC
7.95% Cumulative Trust Preferred Securities	The NASDAQ Stock Market, LLC
7.95% Junior Subordinated Debentures	The NASDAQ Stock Market, LLC
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes. ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of February 28, 2006, the registrant had outstanding 17,583,405 shares of Common Stock, no par value.
Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2006 to be mailed to shareholders within 120 days of December 31, 2005.	Part III

Form 10-K /A Table of Contents

Explanatory Note
Southern Community Financial Corporation is filing this amendment to Form 10-K for the year ended December 31, 2005 and an amendment to Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under SFAS No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness, Though the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
Except as otherwise specifically noted, all information contained herein is as of December 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-K filed on March 15, 2006.
The impact of this non-cash restatement (in thousands) on net income is summarized below.

		Three Months	Year	Year	Year
		Ended	Ended	Ended	Ended
		March 31,	December 31,	December 31,	December 31,
	Total	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Interest expense	$796	$(75)	$167	$518	$186
Net interest income	(796)	75	(167)	(518)	(186)

Net interest income after provision for loan losses	(796)	75	(167)	(518)	(186)

Gain (loss) and net cash settlement on economic hedges	(559)	(486)	(664)	543	48
Total non-interest income	(559)	(486)	(664)	543	48

Income before taxes	(1,355)	(411)	(831)	25	(138)
Income tax expense	(520)	(158)	(321)	12	(53)

Net income	$(835)	$(253)	$(510)	$13	$(85)

Net Income per Share
Basic	$(0.05)	$(0.02)	$(0.03)	$—	$—
Diluted	$(0.05)	$(0.01)	$(0.03)	$—	$(0.01)

		Three Months	Three Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2005	2005	2005	2005
	(Amounts in thousands, except per share data)
Interest expense	$167	$84	$50	$47	$(14)
Net interest income	(167)	(84)	(50)	(47)	14

Net interest income after provision for loan losses	(167)	(84)	(50)	(47)	14

Gain (loss) and net cash settlement on economic hedges	(664)	(401)	389	(409)	(243)
Total non-interest income	(664)	(401)	389	(409)	(243)

Income before taxes	(831)	(485)	339	(456)	(229)
Income tax expense	(321)	(187)	130	(176)	(88)

Net income	$(510)	$(298)	$209	$(280)	$(141)

Net Income per Share
Basic	$(0.03)	$(0.02)	$0.01	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.02)	$0.02	$(0.02)	$(0.01)

		Three Months	Three Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2004	2004	2004	2004
	(Amounts in thousands, except per share data)
Interest expense	$518	$92	$100	$134	$192
Net interest income	(518)	(92)	(100)	(134)	(192)

Net interest income after provision for loan losses	(518)	(92)	(100)	(134)	(192)

hedges	543	334	(269)	451	27
Total non-interest income	543	334	(269)	451	27

Income before taxes	25	242	(369)	317	(165)
Income tax expense	12	94	(142)	123	(63)

Net income	$13	$148	$(227)	$194	$(102)

Net Income per Share
Basic	$—	$0.01	$(0.01)	$0.01	$(0.01)
Diluted	$—	$0.01	$(0.02)	$0.01	$(0.01)
In addition, the following Items have changed: Item 6, Item 7, Item 7A, Item 8 and Item 9A. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements.
The Company has not amended its Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments prior to December 31, 2005, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
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
At December 31, 2005, we had total assets of $1.3 billion, net loans of $857.0 million, deposits of $941.9 million, and shareholders’ equity of $134.9 million. We had net income of $7.7 million, $8.1 million, and $3.6 million and diluted earnings per share of $.42, $.45, and $.39 for the years ended December 31, 2005, 2004 and 2003 respectively.
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
Competition
The activities in which the Bank, as our operating subsidiary, engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, a new community bank and one savings institution also have their headquarters in Winston-Salem. As of June 2005, we operated branches in Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry and Yadkin Counties, North Carolina. On that date, there were 357 branches operated by thirty-five commercial banks, and six savings institutions in these seven counties with approximately $24.3 billion in deposits. Deposits of the Bank in June 2005 were $941.0 million. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to us and the Bank. Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.
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
Banking Offices :
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
Banking Offices :
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

Operations and Administrative Offices :
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

						Declared
		Price				Cash
		SCMF		SCMFO		Dividend per
Year	Quarterly Period	High	Low	High	Low	share *
2004	First Quarter	$13.43	$11.00	$11.10	$10.62	$0.11
	Second Quarter	12.15	9.27	11.07	9.82	—
	Third Quarter	11.73	8.71	11.15	10.20	—
	Fourth Quarter	11.67	9.82	12.10	10.65	—

2005	First Quarter	$10.75	$9.04	$11.20	$10.35	$0.12
	Second Quarter	10.25	7.97	11.00	10.30	0.03
	Third Quarter	9.95	9.17	11.25	10.37	0.03
	Fourth Quarter	9.86	8.61	10.85	10.35	0.03
At February 28, 2006, there were approximately 7,580 holders of record of our common stock.

*	The Company’s first annual cash dividend of $0.11 per share of its common stock was paid on March 15, 2004. On March 15, 2005, the Company paid its second annual cash dividend of $0.12 per share of its common stock. The Company paid quarterly dividends of $0.03 per share each on June 1, September 1 and December 1, 2005. On February 1, 2006 the Company announced the declaration of a quarterly dividend of $0.03 per share of the common stock, to be paid on March 1, 2006 to shareholders on record as of the close of business on February 15, 2006.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Programs
October 1, 2005 to October 31, 2005	15,000	$9.35	15,000	588,000
November 1, 2005 to November 30, 2005	125,000	$9.17	125,000	463,000
December 1, 2005 to December 31, 2005	23,800	$9.52	23,800	439,200

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Effective October 1, 2001, Southern Community Bank and Trust became a wholly owned subsidiary of Southern Community Financial Corporation. Southern Community Financial Corporation has no material assets other than those of the Bank and its investment in Southern Community Capital Trust II. Therefore, the financial statements of the Bank prior to October 1, 2001 are the historical consolidated financial statements of Southern Community Financial Corporation. The results for 2004 included The Community Bank from January 12, 2004. The selected financial data in the following tables have been restated to reflect adjustments to the Company’s consolidated financial statements and other financial information contained in the Annual Report on Form 10-K for the year ended December 31, 2005 originally filed with the Securities and Exchange Commission on March 15, 2006. The information set forth below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data, restated)
Operating Data:
Interest income	$68,097	$54,656	$36,019	$33,281	$31,366
Interest expense	31,128	20,175	14,937	15,803	18,034

Net interest income	36,969	34,481	21,082	17,478	13,332
Provision for loan losses	950	2,239	2,285	1,655	2,320

Net interest income after provision for loan losses	36,019	32,242	18,797	15,823	11,012
Non-interest income	7,134	7,949	5,033	3,927	3,402
Non-interest expense	31,319	27,520	18,333	14,781	11,162

Income before income taxes	11,834	12,671	5,497	4,969	3,252
Provision for income taxes	4,161	4,556	1,919	1,755	1,147

Net income	$7,673	$8,115	$3,578	$3,214	$2,105

Per Share Data: (8)
Net Income
Basic	$.43	$.47	$.41	$.37	$.24
Diluted	.42	.45	.39	.35	.23
Cash dividends (2)	.21	.11	.00	.00	.00
Book value	7.66	7.68	5.65	5.41	4.84
Weighted average shares
Basic	17,825,152	17,298,285	8,826,780	8,788,295	8,707,678
Diluted	18,133,859	18,033,333	11,369,429	9,085,853	9,043,611

Balance Sheet Data:
Total assets	$1,287,613	$1,222,946	$798,948	$612,239	$481,220
Loans	868,827	796,103	519,746	421,938	360,288
Allowance for loan losses	11,785	12,537	7,275	6,342	5,400
Deposits	941,949	845,501	575,439	449,216	392,851
Short-term borrowings	9,186	69,647	51,900	40,706	19,980
Long-term debt	192,551	163,494	117,627	72,250	25,000
Stockholders’ equity	134,885	136,834	50,806	47,539	42,451

Capital Ratios: (6)
Total risk-based capital	11.88%	11.68%	10.65%	12.23%	11.53%
Tier 1 risk-based capital	10.71%	10.43%	9.45%	10.98%	10.28%
Leverage ratio	8.65%	8.54%	7.49%	8.95%	9.21%
Equity to assets ratio	10.48%	11.20%	6.37%	7.76%	8.82%

Selected Performance Ratios:
Return on average assets	0.60%	0.69%	0.51%	0.58%	0.50%
Return on average equity	5.67%	6.21%	7.31%	7.24%	5.13%
Net interest spread (3)	2.86%	3.03%	3.00%	3.02%	2.82%
Net interest margin (1)	3.20%	3.26%	3.22%	3.34%	3.36%
Non-interest income as a percentage of total revenue (7)	16.18%	18.73%	19.27%	18.35%	20.33%
Non-interest income as a percentage of average assets	0.56%	0.68%	0.72%	0.71%	0.80%
Non-interest expense to average assets	2.44%	2.36%	2.63%	2.66%	2.63%
Efficiency ratio (4)	71.01%	64.86%	70.20%	69.05%	66.70%
Dividend payout ratio (2)	48.84%	23.40%	0.00%	0.00%	0.00%

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.16%	0.27%	0.15%	0.43%	0.25%
Allowance for loan losses to period-end loans	1.36%	1.57%	1.40%	1.50%	1.50%
Allowance for loan losses to nonperforming loans	837%	577%	946%	348%	604%
Nonperforming assets to total assets (5)	0.13%	0.27%	0.13%	0.36%	0.26%
Net loan charge-offs to average loans outstanding	0.14%	0.19%	0.29%	0.18%	0.38%

Other Data:
Number of banking offices	19	18	8	8	7
Number of full-time equivalent employees	299	271	157	141	121

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Cash dividends and the dividend payout ratio for 2005 reflects an annual dividend paid March 15, 2005 of $0.12 per share, and quarterly dividends of $0.03 per share paid on June 1, September 1, and December 1, 2005.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.

(6)	Capital ratios are for the Bank.

(7)	Total revenue consists of net interest income and non-interest income.

(8)	All per share data has been restated to reflect the dilutive effect of 5% stock dividends in 2001 and 2002.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On July 11, 2006, management and the Audit Committee of the Board of Directors of Southern Community Financial Corporation concluded that the Company’s financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004, and 2005 and the related quarterly periods must be restated, and that previously issued financial statements should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposits (“CDs”).
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Though the impact is not material to the financial statements or results of operations, the Company is including of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.

As a result, the financial statements for all affected periods through December 31, 2005 reflect a cumulative charge of approximately $582 thousand (net of income taxes) to account for the interest rate derivative agreements as if hedge accounting was never applied.
Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related CD. The impact of this reclassification reduced net interest income (and the net interest margin) and increased noninterest income, in each of the periods through September 30, 2005. In the three month period ended December 31, 2005, the net cash settlement increased net interest income and net interest margin and decreased non-interest income.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through December 31, 2005, and amortization of the cost of the floors was insignificant during the affected periods.
The following is a restated summary of the results of operations for each quarter of 2005 and 2004.

	2005
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)

Interest Income	$15,340	$15,340	$16,554	$16,554	$17,534	$17,534	$18,669	$18,669
Interest Expense	6,304	6,388	7,368	7,418	8,301	8,348	8,988	8,974

Net Interest Income	9,036	8,952	9,186	9,136	9,233	9,186	9,681	9,695

Provision for Loan Losses	395	395	475	475	(300)	(300)	380	380

Net Interest Income after Provision for Loan Losses	8,641	8,557	8,711	8,661	9,533	9,486	9,301	9,315

Non-Interest Income
Service Charges on Deposit Accounts	839	839	908	908	970	970	1,038	1,038
Gain (loss) and Net Cash Settlement on Economic Hedges	—	(401)	—	389	—	(409)	—	(243)
Other Income	907	907	946	946	936	936	1,254	1,254

Total Non-Interest Income	1,746	1,345	1,854	2,243	1,906	1,497	2,292	2,049

Non-Interest Expense
Salaries and Employee Benefits	3,978	3,978	3,881	3,881	3,794	3,794	4,389	4,389
Occupancy and Equipment	1,342	1,342	1,372	1,372	1,458	1,458	1,614	1,614
Other	2,577	2,577	2,090	2,090	2,294	2,294	2,530	2,530

Total Non-Interest Expense	7,897	7,897	7,343	7,343	7,546	7,546	8,533	8,533

Income Before Taxes	2,490	2,005	3,222	3,561	3,893	3,437	3,060	2,831
Provision for Income Taxes	890	703	1,152	1,282	1,421	1,245	1,019	931

Net Income	$1,600	$1,302	$2,070	$2,279	$2,472	$2,192	$2,041	$1,900

Net Income per Share
Basic	$0.09	$0.07	$0.12	$0.13	$0.14	$0.12	$0.12	$0.11
Diluted	$0.09	$0.07	$0.11	$0.13	$0.14	$0.12	$0.11	$0.10

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)

Interest Income	$12,849	$12,849	$13,154	$13,154	$13,909	$13,909	$14,744	$14,744
Interest Expense	4,409	4,501	4,513	4,613	5,061	5,195	5,674	5,866

Net Interest Income	8,440	8,348	8,641	8,541	8,848	8,714	9,070	8,878

Provision for Loan Losses	597	597	717	717	575	575	350	350

Net Interest Income after Provision for Loan Losses	7,843	7,751	7,924	7,824	8,273	8,139	8,720	8,528

Non-Interest Income
Service Charges on Deposit Accounts	750	750	815	815	828	828	1,109	1,109
Gain (loss) and Net Cash Settlement on Economic Hedges	—	334	—	(269)	—	451	—	27
Other Income	779	779	965	965	1,020	1,020	1,140	1,140

Total Non-Interest Income	1,529	1,863	1,780	1,511	1,848	2,299	2,249	2,276

Non-Interest Expense
Salaries and Employee Benefits	3,454	3,454	3,525	3,525	3,473	3,473	3,297	3,297
Occupancy and Equipment	1,027	1,027	1,040	1,040	1,068	1,068	1,217	1,217
Other	2,270	2,270	2,161	2,161	2,355	2,355	2,633	2,633

Total Non-Interest Expense	6,751	6,751	6,726	6,726	6,896	6,896	7,147	7,147

Income Before Taxes	2,621	2,863	2,978	2,609	3,225	3,542	3,822	3,657
Provision for Income Taxes	935	1,029	1,021	879	1,119	1,242	1,469	1,406

Net Income	$1,686	$1,834	$1,957	$1,730	$2,106	$2,300	$2,353	$2,251

Net Income per Share
Basic	$0.11	$0.12	$0.11	$0.10	$0.12	$0.13	$0.13	$0.12
Diluted	$0.10	$0.11	$0.11	$0.09	$0.12	$0.13	$0.13	$0.12
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
We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2005, Southern Community Financial Corporation has grown to a total of nineteen full-service banking offices with $942 million in customer deposit accounts. In support of this growth, we have generated additional capital through issuing common stock and retaining operating earnings. At December 31, 2005, we have $135 million of total stockholders’ equity. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. In October of 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. On January 12, 2004 the Company acquired The Community Bank, a $240 million asset community bank with 10 banking offices in contiguous markets. We created Southern Community Advisors, our wealth management division, and have developed and acquired mortgage banking operations. While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income. In December 2005, the Bank opened a regional banking office in Greensboro, North Carolina, we began construction of a banking office in Mooresville, a rapidly growing community of the Charlotte region, and announced the opening of a banking office in Raleigh. In addition, during 2005 the Bank expanded its ATM network into eight new counties in North Carolina.
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
Financial Condition at December 31, 2005 and 2004
During the year ended December 31, 2005, our total assets increased by $64.7 million, or 5.3%, to $1.3 billion. Of the increase in total assets, $52.3 million represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $72.7 million, or 9.1%, in total loans receivable. Total deposits grew to $941.9 million at December 31, 2005, an increase of $96.4 million or 11.4% from the year ago period. Premises and equipment increased by $2.9 million net of depreciation, principally as a result of expanding our banking office network into Greensboro and Mooresville, NC.
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
Our total liquid assets, defined as cash and due from banks, federal funds sold and other interest-bearing deposits, and investment securities, decreased by $13.6 million during the year, to $317.2 million at December 31, 2005, due primarily to the sale of $11.7 million of government agency securities in the fourth quarter. Liquid assets represented 24.6% of total assets at December 31, 2005 as compared to 27.1% at the beginning of the year. While we have reduced the size of our investment portfolio in response to the current and expected near-term interest rate environment, we believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.
Customer deposits continue to be our primary funding source. At December 31, 2005, deposits totaled $941.9 million, an increase of $96.4 million or 11.4% from year-end 2004. While our deposits are primarily generated through our growing branch network, we do utilize out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $215.7 million and $195.3 million at year-end 2005 and 2004, respectively. Our emphasis on growing our deposit base in 2005 allowed us to reduce our reliance on other borrowings to fund growth, and we were able to decrease our other borrowings by $31.4 million in 2005. We intend to continue our focus on growing our deposit base; however, we will continue to monitor the costs of our various funding alternatives, and our funding mix may change from time to time.
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
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2005, our stockholders’ equity totaled $134.9 million, a decrease of $1.9 million from the December 31, 2004 balance. This net change includes $7.7 million of net income and $1.5 million of proceeds from shares purchased through stock option and stock purchase plans, offset by shares repurchased at a cost of $4.3 million, cash dividends paid of $3.7 million, and a $3.1 million decrease in accumulated other comprehensive income due primarily to unrealized losses on available for sale investment securities.

NET INTEREST INCOME
Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2005, 2004 and 2003, our average interest-earning assets were $1.2 billion, $1.1 billion, and $655.3 million, respectively. During these same years, our net interest margins were 3.20%, 3.26%, and 3.22%, respectively.
During 2005, the Federal Reserve increased the targeted federal funds rate eight times, and the prime rate correspondingly increased 200 basis points during the year to 7.25%. While it is management’s goal to remain relatively interest rate neutral, the institution is slightly asset sensitive and benefits somewhat from a rising rate environment. However, as our investment portfolio yields did not increase as rapidly as our loan yields or costs of funds, we experienced net margin compression during the first three quarters of 2005. As a result of our emphasis on growing deposits and a relatively minor repositioning of our investment portfolio, our margin expanded in the fourth quarter of 2005. Primarily as a result of our growth in interest-earning assets from strong loan demand, our net interest income increased in 2005 by $2.5 million, or 7.2%.
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

	For the Years Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
	(Dollars in thousands, restated)
Interest-earning assets:
(1) Loans	$837,467	$55,848	6.67%	$742,433	$42,843	5.77%	$471,808	$27,478	5.82%
Investment securities available for sale	228,601	8,680	3.80%	239,306	8,957	3.74%	118,194	6,022	5.10%
Investment securities held to maturity	87,037	3,429	3.94%	71,336	2,803	3.93%	61,215	2,469	4.03%
Federal funds sold	3,313	140	4.23%	3,816	53	1.39%	4,122	50	1.21%

Total interest-earning assets	1,156,418	68,097	5.89%	1,056,891	54,656	5.17%	655,339	36,019	5.50%

Other assets	124,865			111,361			41,332

Total assets	$1,281,283			$1,168,252			$696,671

Interest-bearing liabilities:
Deposits:
NOW and money market	$262,058	4,786	1.83%	$241,363	2,027	.84%	$138,926	1,346	.97%
Time deposits greater than $100,000	285,369	9,983	3.50%	257,034	7,127	2.77%	154,026	4,486	2.91%
Other time deposits	221,871	6,526	2.94%	229,733	4,590	2.00%	163,993	4,244	2.59%
Borrowings	259,791	9,833	3.78%	213,822	6,431	3.01%	141,019	4,861	3.45%

Total interest-bearing liabilities	1,029,089	31,128	3.02%	941,952	20,175	2.14%	597,964	14,937	2.50%

Demand deposits	105,024			85,583			45,101
Other liabilities	11,828			10,097			4,637
Stockholders’ equity	135,342			130,620			48,969

Total liabilities and stockholders’ equity	$1,281,283			$1,168,252			$696,671

Net interest income and net interest spread		$36,969	2.87%		$34,481	3.03%		$21,082	3.00%

Net interest margin			3.20%			3.26%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities		112.37%			112.20%			109.60%

(1)	Nonaccrual notes are included in the loan amounts.

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

	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands, restated)
Interest income:
Loans	$5,911	$7,094	$13,005	$15,689	$(324)	$15,365
Investment securities available for sale	(404)	127	(277)	5,352	(2,417)	2,935
Investment securities held to maturity	618	8	626	403	(69)	334
Federal funds sold	(14)	101	87	(4)	7	3

Total interest income	6,111	7,330	13,441	21,440	(2,803)	18,637

Interest expense:
Deposits:
NOW and money market	276	2,483	2,759	926	(245)	681
Time deposits greater than $100,000	888	1,968	2,856	2,928	(287)	2,641
Other time deposits	(194)	2,130	1,936	1,507	(1,161)	346
Borrowings	1,561	1,841	3,402	2,350	(780)	1,570

Total interest expense	2,531	8,422	10,953	7,711	(2,473)	5,238

Net interest income increase (decrease)	$3,579	$(1,091)	$2,488	$13,729	$(330)	$13,399

RESULTS OF OPERATIONS
Years Ended December 31, 2005 and 2004
Net Income. Our net income for 2005 was $7.7 million, a decrease of $442 thousand from net income of $8.1 million earned in 2004. Net income per share was $.43 basic and $.42 diluted for the year ended December 31, 2005, and $.47 basic and $.45 diluted for 2004. We have continued to experience strong asset growth, driven by solid loan growth of $72.7 or 9.1% which was supported by a $96.4 million increase in our deposit base, allowing us to reduce our reliance on wholesale borrowings. During 2005 average earning assets increased $99.5 million or 9.4% to $1.2 billion, outpacing the $87.1 or 9.2% rise in average interest bearing liabilities. The provision for loan losses decreased to $950 thousand from $2.2 million, largely a result of the successful resolution of certain relationships identified as impaired credits in the fourth quarter of 2004. Our net interest income after provision for loan losses increased by $3.8 million however, our non-interest income fell $815 thousand to $7.1 million. The decrease in non-interest income was due primarily to a $1.2 million decline in net cash settlement and changes in the fair market value of interest rate swaps. In addition, the company realized a $266 thousand loss on the sale of investment securities, a result of balance sheet management activities. These declines were partially offset by growth in service charges on deposit accounts and other fee based service income Non-interest expenses increased $3.8 million, or 13.8%, primarily due to increased personnel and occupancy and equipment costs as we continue to build our infrastructure to fuel and support our growth. In addition, during 2005 the Company experienced a series of unusual expenses including charges associated with the departure of two former members of senior management, expenses associated with the Company’s decision to vest all outstanding unvested options, and a higher than normal level of personnel and professional services costs associated with the corporate governance and internal control requirements of the Sarbanes-Oxley Act of 2002. The Company has undertaken initiatives in slowing the growth of non-interest expenses; however, non-interest expenses will be impacted in 2006 by increased occupancy and personnel costs from branch expansion in Greensboro, Raleigh and Mooresville, and a new operations facility to be acquired in the first half of the year.
Net Interest Income. During 2005, our net interest income increased by $2.5 million or 7.2% to $37.0 million. Our growth in interest income was the result of growth in our overall level of average earning assets from strong loan demand. Average total interest-earning assets increased $99.5 million, or 9.4% during 2005. Our average total interest-bearing liabilities increased by $87.1 million, or 9.2%. The rates earned on a significant portion (over 60%) of our loans adjust immediately when index rates such as our prime rate changes. Conversely, a slight majority of our interest-bearing liabilities, including certificates of deposit and certain borrowings, have rates that are fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. While increases in interest expense on fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and increases in LIBOR rates typically are in advance of the prime rate in a rising rate environment.
The rising interest rate environment in 2005 resulted in yields on our loan portfolio increasing by 90 basis points, similar to the increase in our funding costs of 88 basis points. However, as the investment portfolio is largely fixed income securities, the yield on our investment portfolio increased only 5 basis points for the year. As a result, we experienced a compression of our net interest margin of 6 basis points compared to 2004, to 3.20%.
During the second half of 2005, we launched initiatives focused on increasing our core deposit base with the goal of improving our funding mix. During the fourth quarter of 2005, we sold $11.7 million of lower-yielding investments at a loss of $322 thousand, which we have used to fund loan growth. As a result, in the fourth quarter of 2005 we achieved expansion of our net interest margin of 19 basis points, compared with the third quarter of 2005. We will continue to evaluate ways to improve our net interest margin; however, these efforts may be impacted by changes in interest rates, competition, and other factors, and there can be no assurances that our margins will continue to expand.
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
Non-Interest Income. For the year ended December 31, 2005, non-interest income decreased $815 thousand, or 10.3%, to $7.1 million from $7.9 million for the prior year. This decline is due to a $1.2 million decrease in net cash settlement and changes in the fair market value of interest rate swaps, and a $266 thousand realized loss on the sale of investment securities taken in the fourth quarter of 2005, These declines were partially offset by continued strength in deposit and other retail banking fees as well as realized gains from Salem Capital Partners (SCP). During the fourth quarter of 2005 non-interest income was impacted positively by a gain of $660 thousand from the Company’s investment in SCP, the Company’s affiliated Small Business Investment Company. Income from investment brokerage fees increased from the prior year by $31 thousand, or 4.4%, to $743 thousand. Fees on the origination of residential mortgage loans sold into the secondary market increased $356 thousand to $1.1 million. In addition, service charges and fees associated with deposit accounts increased $253 thousand to $3.7 million.
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
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2005 our ratio was 2.44%, up slightly from 2.36% in 2004. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2005, our non-interest expense grew by $3.8 million, or 13.8%. Salary and employee benefits expense increased $2.3 million, or 16.7%, and reflects the addition of personnel associated with our expansion in Greensboro and Raleigh, addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.4 million, or 33.0%, reflecting the expenses associated with our continued banking office expansion in 2004 and 2005 and investments in technology to support our banking operations. Other non-interest expenses increased $72 thousand, or 0.8%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. Also, the Company has incurred a significant increase in personnel and professional service fees relating to corporate governance initiatives and compliance with the internal control and other requirements of the Sarbanes-Oxley Act of 2002 (SOX). In addition, we incurred a number of unusual expenses in the first quarter of 2005 including costs related to the departure of two former members of senior management and expenses associated with the Company’s decision to vest all outstanding unvested options. The Company has undertaken initiatives in slowing the growth of non-interest expenses: however, non-interest expenses will be impacted in 2006 by increased occupancy and personnel costs from branch expansion in Greensboro, Raleigh and Mooresville, and a new operations facility to be acquired in the first half of the year.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.2% for the year ending December 31, 2005 and 36.0% for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003
Net Income. Our net income for 2004 was $8.1 million, an increase of $4.5 million from net income of $3.6 million earned in 2003. Net income per share was $.47 basic and $.45 diluted for the year ended December 31, 2004, up from $.41 basic and $.39 diluted for 2003. We continued to experience strong growth, in most part due to the acquisition of The Community Bank, with interest-earning assets averaging $1.1 billion during 2004 as compared to $655.3 million in 2003, an increase of 61.3%. Our net interest income after provision for loan losses increased by $13.4 million and our non-interest income grew by $2.9 million to $7.9 million. Non-interest expense increased $9.2 million, or 50.1% as a result of the Community acquisition and related merger and integration expenses. Provision expense for loan losses remained relatively unchanged from the prior year. During the first half of 2004 the Bank endured a historically low interest rate environment which hampered our asset yields. As the Federal Reserve increased the targeted federal funds rate in July of 2004, the prime rate increased for the first time since June of 2000. In the last half of 2004, the prime rate increased 125 basis points to 5.25%. While it is management’s goal to remain relatively interest rate neutral, the institution is slightly asset sensitive and does benefit from rising rate environment. As a result of our growth in interest-earning assets (Community transaction coupled with strong loan demand) combined with lower funding costs and rising interest rates during the later portion of the year, our net interest income increased $13.4 million. Our expense growth included some non-recurring merger related costs as well as personnel and other infrastructure costs associated with bringing core processing and item capture in-house, as well as other expansion of our business. While these expenses represent investments in building and refining our franchise for the future, their initial effect hampers earnings.
Net Interest Income. During 2004, our net interest income increased by $13.4 million or 63.7% to $34.5 million. Our growth in interest income was the result of growth in our overall level of average earning assets due to the Community transaction as well as strong loan demand. Average total interest-earning assets increased $401.6 million or 61.3%, during 2004 as compared to 2003, while our average yield dropped by 33 basis points from 5.50% to 5.17%. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. There is a more delayed impact on interest expense because most reductions in interest costs only occur upon renewals of certificates of deposit or borrowings. Our average total interest-bearing liabilities increased by $343.9 million, or 57.5%. With rates sustained at lower levels for the first half of 2004, our average cost of interest-bearing liabilities decreased by 36 basis points from 2.50% to 2.14%, allowing our interest rate spread to increase 3 basis points. For the year ended December 31, 2004, our net interest spread was 3.03% and our net interest margin was 3.26%. For the year ended December 31, 2003, our net interest spread was 3.00% and our net interest margin was 3.22%. In November 2003 the Company, through its non-bank subsidiary Southern Community Capital Trust II, issued 3,450,000 Trust Preferred Securities generating total proceeds of $34.5 million. The Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. While this transaction has strengthened the Company’s overall financial condition, its fixed rate coupon will initially hamper our margins given the current interest rate environment. The Company has entered into a $20.0 million notional amount receive fixed, pay floating interest rate swap to manage the impact of this transaction on the Company’s margin and consolidated asset/ liability position. On a net basis this swap reduced interest expense by $869 thousand in 2004. We believe that our balance sheet is well positioned to produce consistent growing results in the future as the Company continues to expand our marketplace.
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
Non-Interest Income. For the year ended December 31, 2004, non-interest income increased $2.9 million, or 57.9%, to $7.9 million from $5.0 million for the prior year despite declines in investment brokerage and mortgage origination fees. This favorable increase resulted primarily from an increase of $2.1 million, or 142.8% to $3.5 million, in service charges and fees on deposit accounts due to the addition of Community coupled with deposit growth and the benefit of a full year of the overdraft protection service implemented during 2003. In addition, non-interest income benefited from a $495 thousand net increase in net cash settlement and changes in the fair market value of interest rate swaps. Non-interest income was positively impacted by a one-time gain received on The Community Bank’s investment in Sidus Financial, LLC (Sidus). Sidus was a mortgage banking company that served Community bank and mortgage broker customers. On October 4, 2004, Sidus was sold for a combination of cash, stock and future consideration if certain performance targets are met. As a result of this transaction, the Company realized a pre-tax gain of $293 thousand. In addition, during the fourth quarter the Company posted a pre-tax gain of $107 thousand on our investment in Salem Capital Partners, L.P. Income from investment brokerage fees decreased from the prior year by $235 thousand, or 24.8%, to $712 thousand. The strong 2003 results were due to a new investment product that was offered for a limited time. Fees on the origination of residential mortgage loans sold into the secondary market declined $600 thousand to $750 thousand as the level of home mortgage refinancings dramatically slowed from the levels experienced in 2002 and 2003 due to the low interest rate environment in those periods. While market conditions may not provide the opportunities to generate fee income similar to those levels we experienced in 2003, management is committed to growing our non-interest income base through continued support of those areas that generate our fee income.
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
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 36.0% for the year ending December 31, 2004 and 34.9% for the year ended December 31, 2003.
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

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands, restated)
Short-term borrowings	$9,186	$9,186	$—	$—	$—
Long-term debt	192,551	—	45,000	45,000	102,551
Operating leases	10,340	1,463	3,034	1,648	4,195

Total contractual cash obligations excluding deposits	212,077	10,649	48,034	46,648	106,746

Deposits	941,949	786,782	84,137	61,030	10,000

Total contractual cash obligations	$1,154,026	$797,431	$132,171	$107,678	$116,746

     The following table reflects other commitments of the Company outstanding as of December 31, 2005.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$75,020	$666	$88	$361	$73,905
Other commitments and credit lines	134,946	84,353	24,368	2,883	23,342
Undisbursed portion of construction loans	92,412	60,043	26,164	574	5,631
Mortgage loan commitments	8,737	8,737	—	—	—
Other purchase commitments	250	250	—	—	—

Total other commitments	$311,365	$154,049	$50,620	$3,818	$102,878

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
CAPITAL RESOURCES
Stockholders’ equity at December 31, 2005 was $134.9 million. At that date, our capital to asset ratio was 10.5%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2005 was 11.9%.
The Bank and the Company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2005, the Company exceeded its regulatory capital requirements.

	At December 31, 2005
	Actual Ratio
	Restated	Minimum Requirement	Well Capitalized Requirements
Total risk-based capital ratio	13.21%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.94%	4.00%	6.00%
Leverage ratio	9.60%	4.00%	5.00%
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

	At December 31, 2005
	3 Months or	Over 3 Months to	Total Within
	Less	12 Months	12 Months	Over 12 Months	Total
	(Dollars in thousands, restated)
Interest-earning assets
Loans and loans held for sale	$512,137	$27,277	$539,414	$329,413	$868,827
Investment securities available for sale	—	5,880	5,880	197,928	203,808
Investment securities held to maturity	705	2,051	2,756	85,352	88,108
Federal funds sold	648	—	648	—	648

Total interest-earning assets	$513,490	$35,208	$548,698	$612,693	$1,161,391

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$315,112	$—	$315,112	$—	$315,112
Time deposits greater than $100,000	48,516	123,309	171,825	132,442	304,267
Other time deposits	57,296	131,322	188,618	22,726	211,344
Borrowings	9,186	—	9,186	192,551	201,737

Total interest-bearing liabilities	$430,110	$254,631	$684,741	$347,719	$1,032,460

Interest sensitivity gap per period	$83,380	$(219,423)	$(136,043)	$264,974	$128,931

Cumulative gap	$83,380	$(136,043)	$(136,043)	$128,931	$128,931

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	119.39%	13.83%	80.13%	176.20%	112.49%

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
	(Dollars in thousands, restated)							Average	Estimated
						Beyond		Interest	Fair
	2006	2007	2008	2009	2010	Five Years	Total	Rate	Value
FINANCIAL ASSETS
Federal funds sold	$648	$—	$—	$—	$—	$—	$648	4.38%	$648
Investment securities(1) (2)	8,694	43,409	24,852	20,295	50,624	149,169	297,043	4.22%	289,582
Loans (3)
Fixed rate	36,614	53,269	37,018	80,129	55,683	102,290	365,003	6.53%	356,658
Variable rate	228,432	55,038	38,246	36,131	25,108	120,869	503,824	7.57%	503,286

Total	$274,388	$151,716	$100,116	$136,555	$131,415	$372,328	$1,166,518	7.08%	$1,150,174

FINANCIAL LIABILITIES
Money market, NOW and savings deposits	$315,112	$—	$—	$—	$—	$—	$315,112	1.82%	$315,112
Time deposits	360,443	66,435	17,703	37,491	23,539	10,000	515,611	3.57%	508,033
Short-term borrowings	9,186	—	—	—	—	—	9,186	4.38%	9,178
Long-term borrowings	—	40,000	5,000	10,000	35,000	102,551	192,551	4.12%	194,052

Total	$684,741	$106,435	$22,703	$47,491	$58,539	$112,551	$1,032,460	4.55%	$1,026,375

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively.

(2)	Callable securities and borrowings with favorable market rates at December 31, 2005 are assumed to mature at their call dates for purposes of this table.

(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

		2005
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
A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K/A.
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

	For the Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands, restated)
Interest-bearing NOW and money market accounts	$262,058	1.83%	$241,363	0.84%	$138,926	0.97%
Time deposits $100,000 or more	285,369	3.50%	257,034	2.77%	154,026	2.91%
Other time deposits	221,871	2.94%	229,733	2.00%	163,993	2.59%

Total interest-bearing deposits	769,298	2.77%	728,130	1.89%	456,945	2.21%

Demand and other non-interest-bearing deposits	105,024		85,583		45,101

Total average deposits	$874,322	2.44%	$813,713	1.69%	$502,046	2.01%

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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is presented in Note 2 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K/A.
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
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005, 2004, and 2003 consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006, except as to the matter described in the third paragraph of Managements Report on Internal Control Over Financial Reporting, as to which the date is August 9, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effective operation of the Company’s internal control over financial reporting.
/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 9, 2006 except as to the restatement discussed in Note 1 to the consolidated financial statements which is as of August 9, 2006.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except
	share data, restated)
Assets

Cash and due from banks	$24,606	$17,758
Federal funds sold and other interest-bearing deposits	648	80
Investment securities (Note 4)
Available for sale, at fair value	203,808	237,764
Held to maturity, (fair value of $85,774 and $74,705 at December 31, 2005 and 2004, respectively)	88,108	75,145

Loans (Note 5)	868,827	796,103
Allowance for loan losses (Note 6)	(11,785)	(12,537)

Net Loans	857,042	783,566

Premises and equipment (Note 7)	31,259	28,325
Goodwill (Note 8)	49,792	50,135
Other assets (Notes 8 and 14)	32,350	30,173

Total Assets	$1,287,613	$1,222,946

Liabilities and Stockholders’ Equity
Deposits
Demand	$111,226	$98,520
Money market and NOW	301,185	221,025
Savings	13,927	15,096
Time (Note 9)	515,611	510,860

Total Deposits	941,949	845,501

Short-term borrowings (Note 10)	9,186	69,647
Long-term debt (Notes 10 and 11)	192,551	163,493
Other liabilities (Note 12)	9,042	7,471

Total Liabilities	1,152,728	1,086,112

Stockholders’ Equity (Notes 11 and 16)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,612,472 shares at December 31, 2005 and 17,819,234 shares at December 31, 2004, respectively	122,490	125,200
Retained earnings	15,546	11,621
Accumulated other comprehensive income (loss)	(3,151)	13

Total Stockholders’ Equity	134,885	136,834

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,287,613	$1,222,946

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except
	share and per share data, restated)
Interest Income
Loans	$55,848	$42,843	$27,478
Investment securities available for sale	8,680	8,957	6,022
Investment securities held to maturity	3,429	2,803	2,469
Federal funds sold and other interest-bearing deposits	140	53	50

Total Interest Income	68,097	54,656	36,019

Interest Expense
Money market, savings, and NOW deposits	4,786	2,027	1,346
Time deposits	16,509	11,717	8,730
Short-term borrowings	2,188	1,614	695
Long-term debt	7,645	4,817	4,166

Total Interest Expense	31,128	20,175	14,937

Net Interest Income	36,969	34,481	21,082

Provision for Loan Losses (Note 6)	950	2,239	2,285

Net Interest Income After Provision for Loan Losses	36,019	32,242	18,797

Non-Interest Income (Note 15)	7,134	7,949	5,033

Non-Interest Expense
Salaries and employee benefits	16,042	13,749	9,603
Occupancy and equipment	5,786	4,352	3,045
Other (Note 15)	9,491	9,419	5,685

Total Non-Interest Expense	31,319	27,520	18,333

Income Before Income Taxes	11,834	12,671	5,497

Income Tax Expense (Note 14)	4,161	4,556	1,919

Net Income	$7,673	$8,115	$3,578

Net Income Per Share
Basic	$.43	$.47	$.41
Diluted	.42	.45	.39

Weighted Average Shares Outstanding
Basic	17,825,152	17,298,285	8,826,780
Diluted	18,133,859	18,033,333	11,369,429
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, restated)
Net income	$7,673	$8,115	$3,578

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(5,203)	(1,043)	(1,851)
Tax effect	2,007	403	713
Reclassification of losses recognized in net income	266	—	—
Tax effect	(103)	—	—

Net of tax amount	(3,033)	(640)	(1,138)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	—	(111)	(250)
Tax effect	—	43	73
Reclassification of gains recognized in net income, net	(214)	(482)	(406)
Tax effect	83	182	156

Net of tax amount	(131)	(368)	(427)

Total other comprehensive income (loss)	(3,164)	(1,008)	(1,565)

Comprehensive income	$4,509	$7,107	$2,013

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data, restated)
Balance at December 31, 2002	8,791,683	$43,123	$1,830	$2,586	$47,539
Net income	—	—	3,578	—	3,578
Other comprehensive loss, net of tax	—	—	—	(1,565)	(1,565)
Common stock issued pursuant to:
Conversion of trust preferred securities	21,187	175	—	—	175
Issuance costs	—	(13)	—	—	(13)
Stock options exercised including income tax benefit of $322	173,926	1,092	—	—	1,092

Balance at December 31, 2003	8,986,796	44,377	5,408	1,021	50,806
Net income	—	—	8,115	—	8,115
Other comprehensive loss, net of tax	—	—	—	(1,008)	(1,008)
Common stock issued pursuant to:
Conversion of trust preferred securities	2,059,846	15,788	—	—	15,788
Business combination	6,426,532	62,659	—	—	62,659
Fair value of stock options issued in connection with a business combination	—	349	—	—	349
Stock options exercised including income tax benefit of $411	323,710	1,856	—	—	1,856
Employee stock purchase plan	22,350	171	—	—	171
Cash dividends of $.11 per share	—	—	(1,902)	—	(1,902)

Balance at December 31, 2004	17,819,234	125,200	11,621	13	136,834

Net income	—	—	7,673	—	7,673
Other comprehensive loss, net of tax	—	—	—	(3,164)	(3,164)
Shares repurchased	(460,800)	(4,271)	—	—	(4,271)
Common stock issued pursuant to:
Employee stock purchase plan	21,059	164	—	—	164
Stock options exercised including income tax benefit of $323	232,979	1,301	—	—	1,301
Expense recognized in connection with stock options	—	96	—	—	96
Cash dividends of $.21 per share	—	—	(3,748)	—	(3,748)

Balance at December 31, 2005	17,612,472	$122,490	$15,546	$(3,151)	$134,885

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, restated)
Cash Flows from Operating Activities
Net income	$7,673	$8,115	$3,578

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,245	4,087	2,041
Provision for loan losses	950	2,239	2,285
Stock options expensed	96	—	—
Net increase in cash surrender value of life insurance	(364)	(368)	(144)
Realized loss on sales of available for sale securities, net	266	—	—
Realized (gain) loss on sale of premises and equipment	40	(20)	(98)
Gain (loss) on economic hedges	743	(127)	116
Deferred income taxes	(523)	832	(410)
Realized (gain) loss on sale of foreclosed assets	53	(75)	76
Change in assets and liabilities:
Increase in other assets	(958)	(3,879)	(2,131)
Increase in other liabilities	734	1,606	338

Total Adjustments	5,282	4,295	2,073

Net Cash Provided by Operating Activities	12,955	12,410	5,651

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(568)	191	10,813
Purchases of:
Available for sale investment securities	(32,940)	(141,996)	(127,391)
Held to maturity investment securities	(19,940)	(15,915)	(66,463)
Proceeds from maturities and calls of:
Available for sale investment securities	49,114	122,073	53,326
Held to maturity investment securities	6,751	20,572	48,962
Proceeds from sale of:
Available for sale investment securities	11,503	—	—
Net increase in loans	(74,408)	(102,762)	(100,229)
Proceeds from termination of interest rate swaps	—	—	951
Purchases of premises and equipment	(6,003)	(7,626)	(3,543)
Proceeds from disposal of premises and equipment	43	169	657
Proceeds from sale of foreclosed assets	1,179	1,444	1,109
Purchase of bank-owned life insurance	—	(7,000)	—
Net cash used in business combination	—	(9,393)	—

Net Cash Used in Investing Activities	(65,269)	(140,243)	(181,808)

Cash Flows from Financing Activities
Net increase in deposits	96,546	67,578	126,223
Net increase (decrease) in short-term borrowings	(60,461)	17,747	11,194
Proceeds from long-term borrowings	39,881	37,623	10,975
Repayment of long-term borrowings	(10,250)	—	—
Proceeds from issuance of trust preferred securities, net of debt issuance costs	—	—	33,292
Net proceeds from issuance of common stock	1,465	1,616	770
Cost of shares repurchased	(4,271)	—	—
Cash dividends paid	(3,748)	(1,902)	—

Net Cash Provided by Financing Activities	59,162	122,662	182,454

Net Increase (Decrease) in Cash and Cash Equivalents	6,848	(5,171)	6,297
Cash and Cash Equivalents, Beginning of Year	17,758	22,929	16,632

Cash and Cash Equivalents, End of Year	$24,606	$17,758	$22,929

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, restated)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$29,636	$19,506	$14,610
Income taxes paid	4,489	2,135	2,879
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$425	$1,923	$1,069
Increase (decrease) in fair value of securities available for sale, net of tax	(3,033)	(640)	(1,138)
Increase (decrease) in fair value of cash flow hedges, net of tax	—	(111)	(191)
Unrealized gain (loss) on fair value hedges	(573)	4	81
Convertible trust preferred securities converted to common stock	—	15,788	175
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(1) RESTATEMENT
Southern Community Financial Corporation is restating its consolidated financial statements for the year ended December 31, 2005, 2004 and 2003 to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under SFAS No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Though the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related CD. The impact of this reclassification reduced net interest income (and the net interest margin) and increased noninterest income, in each of the periods through September 30, 2005. In the three month period ended December 31, 2005, the net cash settlement increased net interest income and net interest margin and decreased noninterest income.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through December 31, 2005, and amortization of the cost of the floors was insignificant during the affected periods.
The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheets and statement of stockholders’ equity as of December 31, 2005 and 2004. In addition, the following Notes to the Consolidated Financial Statement have been restated: 2, 3, 9, 14, 15, 16, 17, 19 and 20.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(1) RESTATEMENT (Continued)

	Impact to Consolidated Balance Sheets
	December 31, 2005		December 31, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands)
Other assets	$30,261	$32,350	$29,588	$30,173
Total assets	1,285,524	1,287,613	1,222,361	1,222,946
Time deposits	514,263	515,611	510,587	510,860
Total deposits	940,601	941,949	845,228	845,501
Accrued expenses and other liabilities	7,780	9,042	7,087	7,471
Total liabilities	1,150,118	1,152,728	1,085,455	1,086,112
Retained earnings	16,128	15,546	11,693	11,621
Accumulated other comprehensive income (loss), net of tax	(3,212)	(3,151)	13	13
Total stockholders’ equity	135,406	134,885	136,906	136,834

	Impact to Consolidated Statements of
	Income
	2005		2004		2003
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Interest expense on time deposits	$16,342	$16,509	$11,199	$11,717	$8,544	$8,730
Interest expense	30,961	31,128	19,657	20,175	14,751	14,937
Net interest income	37,136	36,969	34,999	34,481	21,268	21,082

Net interest income after provision for loan losses	36,186	36,019	32,760	32,242	18,983	18,797

Gains (loss) on economic hedges	—	(664)	—	543	—	48
Total non-interest income	7,798	7,134	7,406	7,949	4,985	5,033

Income before income taxes	12,665	11,834	12,646	12,671	5,635	5,497
Income tax expense	4,482	4,161	4,544	4,556	1,972	1,919

Net income	8,183	7,673	8,102	8,115	3,663	3,578

Net Income per Share
Basic	$0.46	$0.43	$0.47	$0.47	$0.41	$0.41
Diluted	$0.45	$0.42	$0.45	$0.45	$0.40	$0.39

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(1) RESTATEMENT (Continued)

	Impact to Consolidated Statements of Changes In Stockholders’ Equity
	and Comprehensive Income (Loss)
	2005		2004		2003
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Total stockholders’ equity, January 1,	$136,906	$136,834	$50,891	$50,806	$47,539	$47,539
Net income	8,183	7,673	8,102	8,115	3,663	3,578
Other comprehensive loss, net of tax	(3,225)	(3,164)	(1,008)	(1,008)	(1,565)	(1,565)
Total stockholders’ equity, December 31	135,406	134,885	136,906	136,834	50,891	50,806

	Impact to Consolidated Statements of Cash Flows
	2005		2004		2003
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Cash Flows from Operating Activities:
Net income	$8,183	$7,673	$8,102	$8,115	$3,663	$3,578
Gain (loss) on economic hedges	—	743	—	(127)	—	116
Deferred income taxes	(202)	(523)	820	832	(357)	(410)
Change in other assets, net	(1,046)	(958)	(3,981)	(3,879)	(2,153)	(2,131)
(2) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Instruments
The Company utilizes derivative instruments, principally interest rate swaps and option agreements, to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities. Under the guidelines of SFAS No. 133, derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company does not enter into derivative financial instruments for speculative or trading purposes. For derivatives that are economic hedges, but are not designated as hedging instruments or otherwise do not qualify for hedge accounting treatment, all changes in fair value are recognized in noninterest income during the period of change. The net cash settlement on these derivatives is included in noninterest income.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the year ended December 31, 2005, net income for determining diluted earnings per share was $7.7 million. For the year ended December 31, 2004, net income for determining diluted earnings per share was $8.1 million. For the year ended December 31, 2003, net income for determining diluted earnings per share was $4.4 million after adjusting for the $842 thousand after-tax effect of the expense associated with the 2,088,975 dilutive convertible preferred securities. For the years ended December 31, 2005, 2004, and 2003 there were 495,516, 227,630, and 14,700, options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2005	2004	2003
	(Amounts in thousands, except per share data,
	restated)
Net income:
As reported	$7,673	$8,115	$3,578

Add: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	45	—	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,594)	(861)	(257)

Pro forma	$6,124	$7,254	$3,321

Basic earnings per share:
As reported	$.43	$.47	$.41
Pro forma	.34	.42	.38

Diluted earnings per share:
As reported	$.42	$.45	$.39
Pro forma	.34	.40	.37

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accumulated other comprehensive income at December 31, 2005 and 2004 consists of the following:

	2005	2004
	(In thousands, restated)
Unrealized holding loss — investment securities available for sale	$(5,127)	$(191)
Deferred income taxes	1,976	74

Net unrealized holding loss — investment securities available for sale	(3,151)	(117)

Unrealized holding loss — cash flow hedge instruments	—	219
Deferred income taxes	—	(89)

Net unrealized holding loss — cash flow hedge instruments	—	130

Total accumulated other comprehensive income (loss)	$(3,151)	$13

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Twelve Months Ended
December 31, 2003
(Amounts in thousands, restated)
Net interest income	$32,218
Net income	7,900

Net income per share
Basic	$0.52
Diluted	$0.49

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loans to directors and officers as a group (12) at December 31, 2004	$19,606

Less exposure to directors no longer on board at December 31, 2005	(5,112)

Disbursements during year ended December 31, 2005	6,447
Amounts collected during year ended December 31, 2005	(8,723)

Loans to directors and officers as a group (15) at December 31, 2005	$12,218

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(9) DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $304.3 million and $281.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,00	Total
	(Amounts in thousands, restated)
2006	$171,825	$188,618	$360,443
2007	50,431	16,004	66,435
2008	13,058	4,644	17,702
2009	36,360	1,131	37,491
2010	22,593	947	23,540
Thereafter	10,000	—	10,000

Total	$304,267	$211,344	$515,611

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The plan’s weighted-average asset allocations at December 31, 2005, by asset category are as follows:

2005
Asset category:
U.S. equity	58%
International equity	5
Fixed income and cash equivalents	37
Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2006	$34
2007	36
2008	38
2009	38
2010	37
2011 - 2015	229

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Option Plans (Continued)
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

The weighted average remaining life of options outstanding at December 31, 2005 is 5.3 years. The range of exercise prices for options outstanding at December 31, 2005 is $3.05 to $14.64. Information pertaining to options outstanding at December 31, 2005 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.05 - $6.66	588,146	588,146
$6.67 - $8.90	117,963	117,963
$8.91 - $14.64	565,808	557,808

Outstanding at end of year	1,271,917	1,263,917

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Option Plans (Continued)
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(14) INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands, restated)
Current tax provision
Federal	$4,040	$3,163	$1,952
State	644	561	377

	4,684	3,724	2,329

Deferred tax provision
Federal	(428)	675	(273)
State	(95)	157	(137)

	(523)	832	(410)

Net provision for income taxes	$4,161	$4,556	$1,919

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
	(Amounts in thousands, restated)
Tax computed at the statutory federal rate	$4,023	$4,310	$1,868

Increase (decrease) resulting from:
State income taxes, net of federal benefit	387	475	160
Tax exempt income	(360)	(520)	(77)
Valuation allowance	131	227	—
Other permanent differences	(20)	64	(32)

	138	246	51

Provision for income taxes	$4,161	$4,556	$1,919

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(14) INCOME TAXES (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands,
	restated)
Deferred tax assets relating to:
Allowance for loan losses	$4,349	$4,513
Deferred compensation	1,041	1,001
Accumulated other comprehensive income	1,976	—
Derivative financial instrument	363	27
NEL carryforward	358	227
Other	416	760

Total deferred tax assets	8,503	6,528

Less: valuation allowance	358	227

Total deferred tax assets net of valuation allowance	8,145	6,301

Deferred tax liabilities relating to:
Property and equipment	(1,312)	(1,542)
Loan fees and costs	(570)	(473)
Core deposit intangible	(679)	(762)
Accumulated other comprehensive income	—	(15)
Prepaid expenses	(223)	(249)
Other	(423)	(700)

Total deferred tax liabilities	(3,207)	(3,741)

Net recorded deferred tax asset	$4,938	$2,560

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(15) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
The major components of non-interest income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands, restated)
Service charges and fees on deposit accounts	$3,755	$3,502	$1,442
Presold mortgage loan fees	1,106	750	1,350
Investment brokerage fees	743	712	947
SBIC management fees	423	552	562
Gain (loss) on economic hedges	(743)	127	(116)
Net cash settlement on economic hedges	79	416	164
Earnings from equity method investment in SBIC	788	107	—
Loss on sale of investment securities	(266)	—	—
Other	1,249	1,783	684

Total	$7,134	$7,949	$5,033

Income tax benefits related to losses on sales of securities were $103 thousand for 2005.
The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$859	$875	$383
Telephone and communication	851	799	491
Advertising and promotion	896	776	862
Data processing and other outsourced services	571	1,503	1,317
Professional services	1,745	1,723	706
Other	4,569	3,743	1,926

Total	$9,491	$9,419	$5,685

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(16) REGULATORY MATTERS (Continued)
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

					Minimum To Be Well
			Minimum For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands, restated)
As of December 31, 2005

Total Capital (to Risk-Weighted Assets)	$119,693	11.88%	$80,600	8.00%	$100,800	10.00%
Tier I Capital (to Risk-Weighted Assets)	107,908	10.71%	40,300	4.00%	60,500	6.00%
Tier I Capital (to Average Assets)	107,908	8.65%	49,900	4.00%	62,400	5.00%

As of December 31, 2004

Total Capital (to Risk-Weighted Assets)	$110,634	11.68%	$75,800	8.00%	$94,700	10.00%
Tier I Capital (to Risk-Weighted Assets)	98,788	10.43%	37,850	4.00%	56,810	6.00%
Tier I Capital (to Average Assets)	98,788	8.54%	46,300	4.00%	57,800	5.00%
The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2005		At December 31, 2004
	Actual		Actual
	Amount	Ratio	Amount	Ratio
		(Amounts in thousands, restated)
Total risk-based capital ratio	$133,513	13.21%	$131,769	13.81%
Tier 1 risk-based capital ratio	120,661	11.94%	112,379	11.78%
Leverage ratio	120,661	9.60%	112,379	9.67%
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(17) DERIVATIVES
Risk Management Policies — Hedging Instruments
The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned for a period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates. The Company has certain derivative financial instruments that have been designated as hedges under SFAS No. 133, and has other derivative financial instruments used as economic hedges but have not been currently qualified by the Company for hedge accounting treatment.
The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2005		December 31, 2004
		Notional		Notional
	Fair Value	Amount	Fair Value	Amount
	(Amounts in thousands, restated)
Fair value hedges
Interest rate swaps associated with borrowing activities	$(488)	$20,000	$85	$20,000

Derivatives not designated as accounting hedges
Interest rate options associated with lending activities	42	50,000	—	—

Interest rate swaps associated with deposit taking activities	(1,262)	58,500	(384)	38,500

	$(1,708)	$128,500	$(299)	$58,500

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
Interest Rate Risk Management — Cash Flow Hedging Instruments
To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements. At December 31, 2005, the Company had interest rate option agreements that provide for payments to the Company in the event interest rates decrease below levels provided in the agreements. At December 31, 2005, these agreements were not designated as hedges under SFAS No. 133. The gains and losses from such hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. No such agreements were outstanding at December 31, 2004.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(17) DERIVATIVES (Continued)
Interest Rate Risk Management – Fair Value Hedging Instruments
As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates. At December 31, 2005 and 2004, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and received fixed interest payments, one of which had been designated as a fair value hedge under SFAS No. 133, others of which were not designated as fair value hedges. The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. The interest rate swap related to the fixed-rate Trust Preferred Securities (the Trust II Securities) has been designated as a fair value hedge. Due to certain differences between the terms of the debt and the terms of the swap, the Company has assessed and evaluated hedge effectiveness of the swap under the “long-haul” method since its inception. The amount of hedge ineffectiveness related to this swap included in income for the years ended December 31, 2005 and 2004 was insignificant. The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
		(Amounts in thousands, restated)
Financial assets:
Cash and due from banks	$24,606	$24,606	$17,758	$17,758
Federal funds sold and other interest-bearing deposits	648	648	80	80
Investment securities available for sale	203,808	203,808	237,764	237,764
Investment securities held to maturity	88,108	85,774	75,145	74,705
Loans, net	857,042	848,159	783,566	801,075
Investment in life insurance	10,617	10,617	10,263	10,263
Accrued interest receivable	6,065	6,065	4,928	4,928

Financial liabilities:
Deposits	941,949	934,371	845,501	831,200
Short-term borrowings	9,186	9,178	69,647	69,607
Long-term borrowings	192,551	194,052	163,493	167,328
Accrued interest payable	3,664	3,664	2,260	2,260

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
Liabilities, net	(1,708)	(1,708)	(299)	(299)

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(20) PARENT COMPANY FINANCIAL DATA
Southern Community Financial Corporation’s condensed balance sheets as of December 31, 2005 and 2004, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2005 are as follows:
Condensed Balance Sheets
December 31, 2005 and 2004
(Amounts in thousands, restated)

	2005	2004
Assets:
Cash and due from banks	$10,562	$14,612
Investment in subsidiary	157,693	150,776
Investment securities available for sale	278	298
Other assets	1,431	6,810

Total assets	$169,964	$172,496

Liabilities:
Junior subordinated debentures	$35,073	$35,654
Other liabilities	6	8

Total liabilities	35,079	35,662

Stockholders’ equity
Common stock	122,490	125,200
Retained earnings	15,546	11,621
Accumulated other comprehensive income (loss)	(3,151)	13

Total stockholders’ equity	134,885	136,834

Total liabilities and stockholders’ equity	$169,964	$172,496

Condensed Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, restated)

	2005	2004	2003
Equity in income of subsidiaries	$9,615	$9,675	$4,549
Interest income	144	542	232
Other income	64	—	4
Interest expense	(2,376)	(1,999)	(1,543)
Other expense	(747)	(890)	(312)
Income tax benefit	973	787	648

Net income	$7,673	$8,115	$3,578

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(20) PARENT COMPANY FINANCIAL DATA (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, restated)

	2005	2004	2003
Operating activities:
Net income	$7,673	$8,115	$3,578
Equity in income of subsidiaries	(9,615)	(9,675)	(4,549)
Amortization of debt issuance costs	51	61	44
(Increase) decrease in receivable from subsidiaries	—	39,000	(31,350)
(Increase) decrease in other assets	4,309	(774)	(1,468)

	2,418	36,727	(33,745)

Investment activities:
Investment in subsidiaries	86	(21,985)	—
Purchase of investments	—	(228)	—

	86	(22,213)	—

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	—	—	33,292
Proceeds from exercise of stock options	1,465	1,616	770
Cost of shares repurchased	(4,271)	—	—
Cash dividend paid	(3,748)	(1,902)	—

	(6,554)	(286)	34,062

Net increase in cash	(4,050)	14,228	317

Cash, beginning of year	14,612	384	67

Cash, end of year	$10,562	$14,612	$384

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
Item 9A. Controls and Procedures
Management’s Report On Internal Control Over Financial Reporting (as restated)
Management of Southern Community Financial Corporation and Subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps or to correct that error subsequently. This control deficiency could result in a misstatement to the interest rate swap derivative accounts and the brokered certificate of deposit accounts that could cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Company’s 2005 consolidated financial statements and the first quarter interim consolidated financial statements for 2006. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, we reevaluated our disclosure controls and procedures as of December 31, 2005. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions. Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
In the original filing of our fiscal 2005 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2005. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.
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
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005 included in this annual report, and has issued an attestation report on management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.

Changes in Internal Controls over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. As previously reported, no such control enhancements during the quarter ended December 31, 2005 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
•	Enhancing risk management policies and procedures related to reviewing derivative transactions;

•	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies;

•	Engaging a third-party consultant to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles;

•	Changing policies and procedures to limit the Company’s use of the “short-cut” method.
August 9, 2006

/s/ F. Scott Bauer F. Scott Bauer	/s/ David W. Hinshaw David W. Hinshaw
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Southern Community Financial Corporation
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Southern Community Financial Corporation and subsidiary (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2005, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps or to correct that error subsequently. This control deficiency has resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the first quarter interim consolidated financial statements for 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 9, 2006, except as to the restatement discussed in Note 1 to the consolidated financial statements, which is as of August 9, 2006, on those consolidated financial statements.
As stated in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been revised.
In our opinion, management’s assessment that Southern Community Financial Corporation and subsidiary did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Southern Community Financial Corporation and subsidiary has not maintained, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion on any other form of assurance on management’s statements referring to changes in internal controls over financial reporting.
/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 9, 2006 except as to the matter described in the third paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which date is August 9, 2006.

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
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders Stock Option Plans	1,271,917	$7.51	420,082
Employee Stock Purchase Plan	19,061	$8.79	937,530

Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,290,978	$7.53	1,357,612

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K/A Page
Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2005 and 2004	63

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	64

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	65

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	66

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	67-68

Notes to Consolidated Financial Statements	69-103
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

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: August 9, 2006	By:	/s/ F. Scott Bauer

F. Scott Bauer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer F. Scott Bauer	Chairman of the Board and Chief Executive Officer	August 9, 2006

/s/ David W. Hinshaw David W. Hinshaw	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 9, 2006

/s/ Durward A. Smith, Jr. Durward A. Smith, Jr.	Vice Chairman of the Board	August 9, 2006

/s/ Don Gray Angell Don Gray Angell	Director	August 9, 2006

/s/ Zack W. Blackmon, Sr. Zack W. Blackmon, Sr.	Director	August 9, 2006

/s/ James G. Chrysson James G. Chrysson	Director	August 9, 2006

SIGNATURE	TITLE	DATE

/s/ James O. Frye James O. Frye	Director	August 9, 2006

/s/ Matthew G. Gallins Matthew G. Gallins	Director	August 9, 2006

/s/ Lynn L. Lane Lynn L. Lane	Director	August 9, 2006

/s/ H. Lee Merritt, Jr. H. Lee Merritt, Jr.	Director	August 9, 2006

/s/ W. Samuel Smoak W. Samuel Smoak	Director	August 9, 2006

/s/ William G. Ward, Sr., M.D. William G. Ward, Sr., M.D.	Director	August 9, 2006