Form 10-Q/A
period 2006-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-08-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006, the registrant had outstanding 17,659,077 shares of Common Stock, no par value.

Explanatory Note
Southern Community Financial Corporation is filing this amendment to Form 10-Q for the quarter ended March 31, 2006, and an amendment to Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under SFAS No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Although the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related CD. The impact of this reclassification reduced net interest income (and the net interest margin) and increased noninterest income, in each of the periods through September 30, 2005. In the three month periods ended December 31, 2005, and March 31, 2006, the net cash settlement increased net interest income and net interest margin, and decreased noninterest income.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through March 31, 2006, and amortization of the cost of the floors was insignificant during the affected periods.
Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 10, 2006.

Explanatory Note (continued)
The effect this restatement had on earnings for the affected periods is as follows.

		Three Months	Year	Year	Year
		Ended	Ended	Ended	Ended
		March 31,	December 31,	December 31,	December 31,
	Total	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Interest expense	$796	$(75)	$167	$518	$186
Net interest income	(796)	75	(167)	(518)	(186)

Net interest income after provision for loan losses	(796)	75	(167)	(518)	(186)

Gain (loss) and net cash settlement on economic hedges	(559)	(486)	(664)	543	48
Total non-interest income	(559)	(486)	(664)	543	48

Income before taxes	(1,355)	(411)	(831)	25	(138)
Income tax expense	(520)	(158)	(321)	12	(53)

Net income	$(835)	$(253)	$(510)	$13	$(85)

Net Income per Share
Basic	$(0.05)	$(0.02)	$(0.03)	$—	$—
Diluted	$(0.05)	$(0.01)	$(0.03)	$—	$(0.01)

		Three Months	Three Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2005	2005	2005	2005
	(Amounts in thousands, except per share data)
Interest expense	$167	$84	$50	$47	$(14)
Net interest income	(167)	(84)	(50)	(47)	14

Net interest income after provision for loan losses	(167)	(84)	(50)	(47)	14

Gain (loss) and net cash settlement on economic hedges	(664)	(401)	389	(409)	(243)
Total non-interest income	(664)	(401)	389	(409)	(243)

Income before taxes	(831)	(485)	339	(456)	(229)
Income tax expense	(321)	(187)	130	(176)	(88)

Net income	$(510)	$(298)	$209	$(280)	$(141)

Net Income per Share
Basic	$(0.03)	$(0.02)	$0.01	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.02)	$0.02	$(0.02)	$(0.01)

Explanatory Note (continued)

		Three Months	Three Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2004	2004	2004	2004
	(Amounts in thousands, except per share data)
Interest expense	$518	$92	$100	$134	$192
Net interest income	(518)	(92)	(100)	(134)	(192)

Net interest income after provision for loan losses	(518)	(92)	(100)	(134)	(192)

Gain (loss) and net cash settlement on economic hedges	543	334	(269)	451	27
Total non-interest income	543	334	(269)	451	27

Income before taxes	25	242	(369)	317	(165)
Income tax expense	12	94	(142)	123	(63)

Net income	$13	$148	$(227)	$194	$(102)

Net Income per Share
Basic	$—	$0.01	$(0.01)	$0.01	$(0.01)
Diluted	$—	$0.01	$(0.02)	$0.01	$(0.01)

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005 *
	(Amounts in thousands, except share
	data, restated)
Assets
Cash and due from banks	$25,807	$24,606
Federal funds sold	596	648
Investment securities
Available for sale, at fair value	203,250	203,808
Held to maturity, at amortized cost	87,366	88,108

Loans	921,195	868,827
Allowance for loan losses	(12,211)	(11,785)

Net Loans	908,984	857,042

Premises and equipment	36,226	31,259
Goodwill	49,792	49,792
Other assets	32,795	32,350

Total Assets	$1,344,816	$1,287,613

Liabilities and Stockholders’ Equity
Deposits
Demand	$112,341	$111,226
Money market, savings and NOW	347,034	315,112
Time	538,720	515,611

Total Deposits	998,095	941,949

Short-term borrowings	48,161	9,186
Long-term debt	152,825	192,551
Other liabilities	10,138	9,042

Total Liabilities	1,209,219	1,152,728

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,673,077 shares at March 31, 2006 and 17,612,472 shares at December 31, 2005, respectively	122,338	122,490
Retained earnings	16,622	15,546
Accumulated other comprehensive loss	(3,363)	(3,151)

Total Stockholders’ Equity	135,597	134,885

Commitments and contingencies

Total Liabilities and Stockholders’ Equity	$1,344,816	$1,287,613

*	Derived from audited consolidated financial statements
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except share
	and per share data, restated)
Interest Income
Loans	$16,259	$12,302
Investment securities available for sale	2,140	2,204
Investment securities held to maturity	854	822
Federal funds sold	21	12

Total Interest Income	19,274	15,340

Interest Expense
Money market, savings, NOW deposits	2,097	765
Time deposits	4,808	3,506
Borrowings	2,320	2,117

Total Interest Expense	9,225	6,388

Net Interest Income	10,049	8,952

Provision for Loan Losses	475	395

Net Interest Income After Provision for Loan Losses	9,574	8,557

Non-Interest Income	1,337	1,345

Non-Interest Expense
Salaries and employee benefits	4,484	3,978
Occupancy and equipment	1,608	1,342
Other	2,340	2,577

Total Non-Interest Expense	8,432	7,897

Income Before Income Taxes	2,479	2,005

Income Tax Expense	875	703

Net Income	$1,604	$1,302

Net Income Per Share
Basic	$0.09	$0.07
Diluted	0.09	0.07

Weighted Average Shares Outstanding
Basic	17,624,034	17,867,222
Diluted	17,857,395	18,251,528
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands,
	restated)
Net income	$1,604	$1,302

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(345)	(3,050)
Tax effect	133	1,177

Net of tax amount	(212)	(1,873)

Cash flow hedging activities:
Reclassification of gains (losses) recognized in net income	—	(110)
Tax effect	—	42

Net of tax amount	—	(68)

Total other comprehensive loss	(212)	(1,941)

Comprehensive income (loss)	$1,392	$(639)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (loss)	Equity
	(Amounts in thousands, except share data, restated)
Balance at December 31, 2005	17,612,472	$122,490	$15,546	$(3,151)	$134,885
Net income	—	—	1,604	—	1,604
Other comprehensive loss, net of tax	—	—	—	(212)	(212)
Common shares repurchased	(70,400)	(659)	—	—	(659)
Stock options exercised	131,005	496	—	—	496
Stock-based compensation	—	11	—	—	11
Cash dividends of $.03 per share	—	—	(528)	—	(528)

Balance at March 31, 2006	17,673,077	$122,338	$16,622	$(3,363)	$135,597

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, restated)
Cash Flows from Operating Activities
Net income	$1,604	$1,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944	978
Provision for loan losses	475	395
Stock-based compensation	11	93
Net increase in cash surrender value of life insurance	(96)	(119)
Realized loss on sale of premise and equipment	—	4
Gain (loss) on economic hedges	379	466
Deferred income taxes	(305)	(196)
Realized (gain) loss on sale of foreclosed property	(11)	18
Changes in assets and liabilities:
Increase in other assets	(478)	(55)
Increase in other liabilities	622	(157)

Total Adjustments	1,541	1,427

Net Cash Provided by Operating Activities	3,145	2,729

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	52	(1,675)
Purchase of:
Available-for-sale investment securities	(5,265)	(10,462)
Held-to-maturity investment securities	(141)	(17,000)
Proceeds from maturities and calls of:
Available-for-sale investment securities	5,327	19,334
Held-to-maturity investment securities	872	2,257
Net increase in loans	(52,417)	(14,381)
Purchases of premises and equipment	(5,748)	(540)
Proceeds from disposal of premises and equipment	—	1
Proceeds from sale of foreclosed assets	135	134

Net Cash Used by Investing Activities	(57,185)	(22,332)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	56,146	(7,791)
Net increase in short-term borrowings	38,975	5,779
Net increase (decrease) in long-term borrowings	(39,189)	24,972
Net proceeds from the issuance of common stock	496	585
Common stock repurchased	(659)	—
Cash dividends paid	(528)	(2,140)

Net Cash Provided by Financing Activities	55,241	21,405

Net Increase in Cash and Due From Banks	1,201	1,802
Cash and Due From Banks, Beginning of Year	24,606	17,758

Cash and Due From Banks, End of Period	$25,807	$19,560

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements
Note 1 – Restatement
Southern Community Financial Corporation is restating its financial statements and other financial information for the quarter ended March 31, 2006 and for the year ended December 31, 2005. These amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Although the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related CD. The impact of this reclassification reduced net interest income (and the net interest margin) and increased noninterest income, in each of the periods through September 30, 2005. In the three month periods ended December 31, 2005, and March 31, 2006, the net cash settlement increased net interest income and net interest margin, and decreased noninterest income.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through March 31, 2006, and amortization of the cost of the floors was insignificant during the affected periods.
The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet as of March 31, 2006 and December 31, 2005, the consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005, and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2006.

Note 1 – Restatement (continued)

	Impact on Consolidated Balance Sheets
	March 31, 2006		December 31, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands)
Other assets	$30,104	$32,795	$30,261	$32,350
Total assets	1,342,125	1,344,816	1,285,524	1,287,613
Time deposits	536,979	538,720	514,263	515,611
Total deposits	996,354	998,095	940,601	941,949
Accrued expenses and other liabilities	8,402	10,138	7,780	9,042
Total liabilities	1,205,742	1,209,219	1,150,118	1,152,728
Retained earnings	17,457	16,622	16,128	15,546
Accumulated other comprehensive loss, net of tax	(3,412)	(3,363)	(3,212)	(3,151)
Total stockholders’ equity	136,383	135,597	135,406	134,885

	Impact to Consolidated Statements of
	Income
	March 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Interest expense on time deposits	$4,883	$4,808	$3,422	$3,506
Interest expense	9,300	9,225	6,304	6,388
Net interest income	9,974	10,049	9,036	8,952

Net interest income after provision for loan losses	9,499	9,574	8,641	8,557

Gain (loss) and net cash settlement on economic hedges	—	(486)	—	(401)
Total non-interest income	1,823	1,337	1,746	1,345

Income before taxes	2,890	2,479	2,490	2,005
Income tax expense	1,033	875	890	703

Net income	1,857	1,604	1,600	1,302

Net Income per Share
Basic	$0.11	$0.09	$0.09	$0.07
Diluted	$0.10	$0.09	$0.09	$0.07

Note 1 – Restatement (continued)

	Impact to Consolidated Statements of Changes In Stockholders’ Equity
	and Comprehensive Income (Loss)
	2006
	As
	Previously	As
	Reported	Restated
	(Amounts in thousands, except per share data)
Total stockholders’ equity, January 1,	$135,406	$134,885
Net income	1,857	1,604
Other comprehensive loss, net of tax	(200)	(212)
Total stockholders’ equity, March 31,	136,383	135,597

	Impact to Consolidated Statements of Cash Flows
	March 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Cash Flows from Operating Activities:
Net income	$1,857	$1,604	$1,600	$1,302
Gain (loss) on economic hedges	—	379	—	466
Deferred income taxes	(147)	(305)	(9)	(196)
Change in other assets, net	(510)	(478)	(74)	(55)
Note 2 – Basis of Presentation
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

Note 2 – Basis of Presentation (continued)
Recently issued accounting pronouncements –Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). See Note 4 for additional information regarding the impact of the adoption of the provisions of SFAS No. 123R.
Note 3 – Net Income Per Share
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

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except per
	share data, restated)
Weighted average number of common shares used in computing basic net income per share
	17,624,034	17,867,222

Effect of dilutive stock options	233,361	384,306

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,857,395	18,251,528

Net income (in thousands)	$1,604	$1,302
Basic	0.09	0.07
Diluted	0.09	0.07
For the three months ended March 31, 2006 and 2005, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 511,773 and 464,165 shares for the three months ended March 31, 2006 and 2005, respectively.
Note 4 – Stock-Based Compensation
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

Note 4 – Stock-Based Compensation (continued)
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

Note 4 – Stock-Based Compensation (continued)
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

Note 4 – Stock-Based Compensation (continued)
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

Three Months Ended
March 31,
2005
(Amounts in thousands, except per share
data, restated)
Net income:	$1,302
As reported
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	45

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,515)

Pro forma	$(168)

Basic earnings per share:
As reported	$0.07
Pro forma	(0.01)

Diluted earnings per share:
As reported	$0.07
Pro forma	(0.01)

Note 5 – Loans
Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Residential mortgage loans	$230,223	25.0%	$244,177	28.0%
Commercial mortgage loans	317,316	34.5%	286,658	33.0%
Construction loans	182,409	19.8%	156,900	18.1%
Commercial and industrial loans	165,014	17.9%	151,950	17.5%
Loans to individuals	26,233	2.8%	29,142	3.4%

Subtotal	921,195	100.0%	868,827	100.0%

Less: Allowance for loan losses	(12,211)		(11,785)

Net loans	$908,984		$857,042

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Balance at beginning of period	$11,785	$12,537

Provision for loan losses	475	395

Charge-offs	(113)	(321)
Recoveries	64	13

Net charge-offs	(49)	(308)

Adjustment to allowance for acquired loans	—	(491)

Balance at end of period	$12,211	$12,133

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2006	2005	2005
		(Amounts in thousands)
Nonaccrual loans	$2,058	$1,408	$7,910
Foreclosed assets	129	280	885

Total nonperforming assets	$2,187	$1,688	$8,795

Note 5 – Loans (continued)
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
Note 6 – Non-Interest Income and Other Non-Interest Expense
The major components of non-interest income are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, restated)
Service charges and fees on deposit accounts	$1,035	$839
Presold mortgage loan fees	214	250
Investment brokerage fees	115	208
SBIC management fees	130	108
Gain (loss) and net cash settlement on economic hedges	(486)	(401)
Other	329	341

	$1,337	$1,345

The major components of non-interest expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Postage, printing and office supplies	$189	$265
Telephone and communication	243	$204
Advertising and promotion	235	202
Data processing and other outsourced services	167	138
Professional services	332	454
Other	1,174	1,314

	$2,340	$2,577

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Southern Community Financial Corporation is filing this amendment to Form 10-Q for the quarter ended March 31, 2006, and an amendment to Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under SFAS No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements purchased during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Although the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related CD. The impact of this reclassification reduced net interest income (and the net interest margin) and increased noninterest income, in each of the periods through September 30, 2005. In the three month periods ended December 31, 2005, and March 31, 2006, the net cash settlement increased net interest income and net interest margin, and decreased noninterest income.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through March 31, 2006, and amortization of the cost of the floors was insignificant during the affected periods.
Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 10, 2006.

The effect this restatement had on earnings for the affected periods is as follows.

	2006		2005
	First Quarter		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
					(Amounts in thousands, except per share data)
Interest Income	$19,274	$19,274	$15,340	$15,340	$16,554	$16,554	$17,534	$17,534	$18,669	$18,669
Interest Expense	9,300	9,225	6,304	6,388	7,368	7,418	8,301	8,348	8,988	8,974

Net Interest Income	9,974	10,049	9,036	8,952	9,186	9,136	9,233	9,186	9,681	9,695

Provision for Loan Losses	475	475	395	395	475	475	(300)	(300)	380	380

Net Interest Income after Provision for Loan Losses	9,499	9,574	8,641	8,557	8,711	8,661	9,533	9,486	9,301	9,315

Non-Interest Income Service Charges on deposit accounts	1,035	1,035	839	839	908	908	970	970	1,038	1,038

Gain (loss) and net cash settlement on economic hedges	—	(486)	—	(401)	—	389	—	(409)	—	(243)
Other Income	788	788	907	907	946	946	936	936	1,254	1,254

Total Non-Interest Income	1,823	1,337	1,746	1,345	1,854	2,243	1,906	1,497	2,292	2,049

Non-Interest Expense

Salaries and Employee Benefits	4,484	4,484	3,978	3,978	3,881	3,881	3,794	3,794	4,389	4,389
Occupancy and Equipment	1,608	1,608	1,342	1,342	1,372	1,372	1,458	1,458	1,614	1,614
Other	2,340	2,340	2,577	2,577	2,090	2,090	2,294	2,294	2,530	2,530

Total Non-Interest Expense	8,432	8,432	7,897	7,897	7,343	7,343	7,546	7,546	8,533	8,533

Income Before Taxes	2,890	2,479	2,490	2,005	3,222	3,561	3,893	3,437	3,060	2,831
Provision for Income Taxes	1,033	875	890	703	1,152	1,282	1,421	1,245	1,019	931

Net Income	$1,857	$1,604	$1,600	$1,302	$2,070	$2,279	$2,472	$2,192	$2,041	$1,900

Net Income per Share
Basic	$0.11	$0.09	$0.09	$0.07	$0.12	$0.13	$0.14	$0.12	$0.12	$0.11
Diluted	$0.10	$0.09	$0.09	$0.07	$0.11	$0.13	$0.14	$0.12	$0.11	$0.10

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Interest Income	$12,849	$12,849	$13,154	$13,154	$13,909	$13,909	$14,744	$14,744
Interest Expense	4,409	4,501	4,513	4,613	5,061	5,195	5,674	5,866

Net Interest Income	8,440	8,348	8,641	8,541	8,848	8,714	9,070	8,878

Provision for Loan Losses	597	597	717	717	575	575	350	350

Net Interest Income after Provision for Loan Losses	7,843	7,751	7,924	7,824	8,273	8,139	8,720	8,528

Non-Interest Income Service Charges on deposit accounts	750	750	815	815	828	828	1,109	1,109

Gain (loss) and net cash settlement on economic hedges	—	334	—	(269)	—	451	—	27
Other Income	779	779	965	965	1,020	1,020	1,140	1,140

Total Non-Interest Income	1,529	1,863	1,780	1,511	1,848	2,299	2,249	2,276

Non-Interest Expense

Salaries and Employee Benefits	3,454	3,454	3,525	3,525	3,473	3,473	3,297	3,297
Occupancy and Equipment	1,027	1,027	1,040	1,040	1,068	1,068	1,217	1,217
Other	2,270	2,270	2,161	2,161	2,355	2,355	2,633	2,633

Total Non-Interest Expense	6,751	6,751	6,726	6,726	6,896	6,896	7,147	7,147

Income Before Taxes	2,621	2,863	2,978	2,609	3,225	3,542	3,822	3,657
Provision for Income Taxes	935	1,029	1,021	879	1,119	1,242	1,469	1,406

Net Income	$1,686	$1,834	$1,957	$1,730	$2,106	$2,300	$2,353	$2,251

Net Income per Share
Basic	$0.11	$0.12	$0.11	$0.10	$0.12	$0.13	$0.13	$0.12
Diluted	$0.10	$0.11	$0.11	$0.09	$0.12	$0.13	$0.13	$0.12
In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note 1, Restatement in the Notes to Consolidated Financial Statements.
This Quarterly Report on Form 10-Q/A may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.
Summary of First Quarter
During the first quarter, the Company achieved record loan growth while maintaining excellent credit quality. On the funding side, we continued efforts to build local deposits to improve our funding mix, and our initiatives resulted in record deposit growth. For the quarter, total loans grew by a record $52.4 million or 6.0% to end the period at $921.2 million. Total deposits were $998.1 million at March 31, 2006, an increase of $56.1 million over the prior quarter-end, driven by increases of $33.0 million of non-maturity deposits and $23.1 million of time deposits. With an increased level of earning assets coupled with increases in variable interest rates, total interest income increased by $605 thousand, or 3.2% on a linked-quarter basis. Continued strong loan demand, funded with growth in deposits and the resulting improvement in funding mix, contributed to a sixteen basis point expansion in our net interest margin, to 3.44% from 3.28% compared with the quarter ended December 31, 2005. Compared with the first quarter of 2005, net interest income increased $1.1 million, or 12.3%. The increase in net interest income combined with improvements in non-interest income to produce net income of $1.6 million, an increase of $302 thousand or 23.2% over the first quarter of 2005. Earnings per fully diluted share were $0.09 and $0.07 for the three months ended March 31, 2006 and 2005, respectively. Excluding the after-tax impact of approximately $255 thousand of unusual expenses incurred in the first quarter of 2005, earnings for the first quarter of 2006 were slightly improved when compared with those of the same period a year ago.
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
Financial Condition at March 31, 2006 and December 31, 2005
During the three-month period ending March 31, 2006, total assets increased by $57.2 million, or 4.4%, to $1.3 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $909.0 million, a $51.9 million, or 6.1% increase for the first three months. Emphasis on growing local deposits netted an increase in non-maturity deposits of $33.0 million, or 7.7% during the period, with time deposits increasing by $23.1 million, or 4.5%.
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
We utilize various funding sources, as necessary, to support balance sheet management and growth. Asset growth during the period was funded primarily by increases in deposits and wholesale borrowings. Customer deposits continue to be our primary funding source. At March 31, 2006, deposits totaled $998.1 million, an increase of $56.1 million or 6.0% from year-end 2005. Core deposits accounted for the majority of the deposit growth during the period, increasing $112.4 million or 20.1% over the last twelve months and $36.9 million or 5.9% over the last three months.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2006, our stockholders’ equity totaled $135.6 million, an increase of $712 thousand from the December 31, 2005 balance. The increase is primarily the result of earnings of $1.6 million offset by $528 thousand of cash dividends declared and paid during the period, a $212 net decrease in the fair market value of available-for-sale securities, and the repurchase of $659 thousand, or 70,400 shares, of the Company’s outstanding common stock during the period.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
Net Income. Our net income for the three months ended March 31, 2006 was $1.6 million, an increase of $302 thousand, or 23.2%, from the same three-month period in 2005. Net income per share was $0.09 basic and diluted for the three months ended March 31, 2006 as compared with $0.07 basic and diluted for the same period in 2005. Net interest income for the first quarter of 2006 was $10.1 million, up $1.1 million, or 12.3% compared with the first quarter 2005, the result of higher levels of interest-earning assets and an improved net interest margin. The rising interest rate environment and the repositioning of our balance sheet contributed to the 20 basis point expansion of our net interest margin for the first quarter of 2006 to 3.44% from 3.24% in the first quarter of 2005 and 16 basis points improvement from the fourth quarter of 2005 margin of 3.28%. Non-interest expense increased $536 thousand compared with the same quarter a year ago. Results for the first quarter of 2005 included pre-tax expenses of $345 thousand incurred as a result of the departure of two members of senior management and $70 thousand associated with the Company’s decision to vest all outstanding unvested options. Excluding the impact of these expenses, earnings for the first quarter of 2006 were consistent with those of the same period a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.
Net Interest Income. During the three months ended March 31, 2006, our net interest income was $10.1 million, an increase of $1.1 million or 12.3% over the first quarter 2005. As a result of the balance sheet changes and the positive effects of rising short-term interest rates on our floating rate loan portfolio, our net interest margin expanded by 20 basis points to 3.44% for the first quarter of 2006, compared to 3.24% for the first quarter of 2005. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. With continued strong loan demand, our average loans increased $82.2 million, or 10.2%, more than offsetting the $19.2 million decrease in average investment securities, when compared with the first quarter 2005. Proceeds of $11.7 million from the sales of investment securities in the fourth quarter of 2005 and cash flows from maturities, calls and repayments of mortgage backed securities are being reinvested in higher-yielding loans, positively impacting our net interest margin. Allowing the investment portfolio to run-off, combined with sales of $11.7 million of lower-yielding investments in the fourth quarter of 2005, has resulted in a reduction in our investment portfolio from 25.4% of total assets one year ago to 21.7% as of March 31, 2006. Rising interest rates have also impacted our funding costs. Our cost on average interest bearing liabilities for the first quarter of 2006 increased 93 basis points to 3.54% compared the first quarter of 2005. However, strong local deposit growth has allowed us to reduce our level of wholesale borrowings and mitigated rising funding costs as the wholesale markets reacted to anticipated Federal Reserve rate hikes. As of March 31, 2006 deposits and borrowings represented 83.2% and 16.8% of total funding, respectively, compared with 76.1% and 23.9% of total funding, respectively, as of the end of the first quarter of 2005.
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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
			(Dollars in thousands, restated)
Interest-earning assets:
Loans	$887,704	$16,259	7.43%	$805,497	$12,302	6.19%
Investment securities available for sale	206,850	2,140	4.20%	224,342	2,204	3.98%
Investment securities held to maturity	87,532	854	3.96%	89,253	822	3.74%
Federal funds sold	1,922	21	4.43%	1,428	12	3.41%

Total interest earning assets	1,184,008	19,274	6.60%	1,120,520	15,340	5.55%

Other assets	125,216			117,594

Total assets	$1,309,224			$1,238,114

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$325,575	$2,097	2.61%	$238,788	$765	1.30%
Time deposits greater than $100K	310,794	2,997	3.91%	279,311	2,104	3.05%
Other time deposits	210,042	1,811	3.50%	220,531	1,402	2.58%
Short-term borrowings	43,255	458	4.29%	72,933	436	2.42%
Long-term debt	166,223	1,862	4.54%	181,974	1,681	3.75%

Total interest bearing liabilities	1,055,889	9,225	3.54%	993,537	6,388	2.61%

Demand deposits	108,089			98,458
Other Liabilities	10,528			11,013
Stockholders’ equity	134,718			135,106

Total liabilities and stockholders’ equity	$1,309,224			$1,238,114

Net interest income and net interest spread		$10,049	3.06%		$8,952	2.94%

Net interest margin			3.44%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.13%			112.78%

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

Non-Interest Income. For the three months ended March 31, 2006, non-interest income of $1.3 million was relatively unchanged from the same period one year prior as higher levels of service charges and fees on deposit accounts from a larger deposit base were offset by declines in our mortgage banking and wealth management services revenues and the net impact of changes in interest rate swap derivatives. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. We have recently hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. We believe the changes made in these areas will have a positive impact on non-interest income in the future. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, we have consistently seen increases in every major component of our non-interest expense. For the three months ended March 31, 2006, our non-interest expense increased $536 thousand or 6.8% over the same period in 2005. On a consolidated basis, salaries and employee benefit expense increased $506 thousand or 12.7%. Occupancy and equipment expense increased $266 thousand, or 19.9%. Other expenses decreased $237 thousand or 9.2% to $2.3 million. The first quarter of 2005 included $345 thousand of expenses incurred as a result of the departure of two members of senior management and $70 thousand associated with the Company’s decision to vest all outstanding unvested options. Due to our strong asset growth, our annualized ratio of non-interest expenses to average total assets increased slightly to 2.61% as compared with 2.59% for the same three months in 2005. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% for the three months ended March 31, 2006 and 35.1% for the three months ended March 31, 2005.
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
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the bank began initiatives to increase demand and other non-interest bearing deposit accounts to improve our funding mix. As a result of those initiatives, non-maturity deposits at March 31, 2006 increased $109.7 million or 31.4%, compared to March 31, 2005, and have had a positive impact on our net interest margin. Certificates of deposits represented 54.0% of our total deposits at March 31, 2006, a decrease from 58.3% at March 31, 2005. Brokered and out-of-market deposits increased by 1.6% at the end of the first quarter 2006. Time deposits of $100,000 or more totaled $326.6 million and $272.7 million at March 31, 2006 and March 31, 2005, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At March 31, 2006, our Tier I capital to average quarterly asset ratio was 9.7%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2006 was 12.7%.
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
We have used derivative financial instruments, principally interest rate swaps and floors, in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. The Company does not enter into derivative transactions for speculative purposes. In connection with the restatement described in Note 1 to the financial statements, the floors and interest rate swaps on brokered CDs are not designated as hedge instruments for accounting purposes, and the changes in fair value of the swaps is reflected in non-interest income. However, they serve as economic hedges of interest rate risk. We expect to redesignate certain of the floors and CD swaps as hedges for accounting purposes during the third quarter of 2006.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At December 31, 2005 and March 31, 2006, Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement described in Note 1 to the financial statements, management has concluded that, as of December 31, 2005, and March 31, 2006, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps or to correct that error subsequently. This control deficiency resulted in the restatement of the Company’s financial statements for the first quarter of 2006, and the years ended December 31, 2005, 2004 and 2003. Solely because of this material weakness, management has restated its assessment for those periods, and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 and March 31, 2006.
Changes in Internal Controls over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. As previously reported, no such control enhancements during the quarter ended March 31, 2006 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
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

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced	Be Purchased Under the
Period	Purchased	per Share	Programs	Programs
January 1, 2006 to January 31, 2006	—	$—	—	439,200
February 1, 2006 to February 28, 2006	31,621	$9.44	31,621	407,579
March 1, 2006 to March 31, 2006	38,779	$9.31	38,779	368,800
Item 6. Exhibits

(a)	Exhibits.

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

	Exhibit 32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Date: August 9, 2006	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: August 9, 2006	By:	/s/ David W Hinshaw
David W. Hinshaw
Executive Vice President and Chief Financial Officer