Form 10-Q
period 2006-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-08-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006 (the most recent practicable date), the registrant had outstanding 17,618,470 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2006	2005 *
		Restated
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$30,304	$24,606
Federal funds sold	1,010	648
Investment securities
Available for sale, at fair value	164,386	203,808
Held to maturity, at amortized cost	85,110	88,108

Loans	959,085	868,827
Allowance for loan losses	(12,626)	(11,785)

Net Loans	946,459	857,042

Premises and equipment	36,753	31,259
Goodwill	49,792	49,792
Other assets	39,190	32,350

Total Assets	$1,353,004	$1,287,613

Liabilities and Stockholders’ Equity
Deposits
Demand	$106,605	$111,226
Money market, savings and NOW	326,626	315,112
Time	545,316	515,611

Total Deposits	978,547	941,949

Short-term borrowings	48,367	9,186
Long-term debt	181,846	192,551
Other liabilities	10,120	9,042

Total Liabilities	1,218,880	1,152,728

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,615,355 shares at June 30, 2006 and 17,612,472 shares at December 31, 2005, respectively	121,739	122,490
Retained earnings	14,574	15,546
Accumulated other comprehensive loss	(2,189)	(3,151)

Total Stockholders’ Equity	134,124	134,885

Commitments and contingencies

Total Liabilities and Stockholders’ Equity	$1,353,004	$1,287,613

*	Derived from audited consolidated financial statements
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated
	(Amounts in thousands, except per share data)
Interest Income
Loans	$17,854	$13,377	$34,113	$25,679
Investment securities available for sale	2,140	2,281	4,280	4,527
Investment securities held to maturity	854	884	1,708	1,664
Federal funds sold	14	12	35	24

Total Interest Income	20,862	16,554	40,136	31,894

Interest Expense
Money market, savings, NOW deposits	2,419	999	4,516	1,764
Time deposits	5,582	3,890	10,390	7,396
Borrowings	2,829	2,529	5,149	4,646

Total Interest Expense	10,830	7,418	20,055	13,806

Net Interest Income	10,032	9,136	20,081	18,088

Provision for Loan Losses	705	475	1,180	870

Net Interest Income After Provision for Loan Losses	9,327	8,661	18,901	17,218

Non-Interest Income
Service charges on deposit accounts	1,098	908	2,133	1,747
Gain (loss) on sale of investments	(4,230)	56	(4,230)	56
Gain (loss) on economic hedges	(405)	358	(784)	(108)
Net cash settlement on economic hedges	(177)	31	(284)	96
Other	1,029	890	1,817	1,797

Total Non-Interest Income	(2,685)	2,243	(1,348)	3,588

Non-Interest Expense
Salaries and employee benefits	4,630	3,881	9,114	7,859
Occupancy and equipment	1,680	1,372	3,288	2,714
Other	2,542	2,090	4,882	4,667

Total Non-Interest Expense	8,852	7,343	17,284	15,240

Income (Loss) Before Income Taxes	(2,210)	3,561	269	5,566

Income Tax Expense (Benefit)	(780)	1,282	95	1,985

Net Income (Loss)	$(1,430)	$2,279	$174	$3,581

Net Income (Loss) Per Share
Basic	$(0.08)	$0.13	$0.01	$0.20
Diluted	(0.08)	0.13	0.01	0.20

Weighted Average Shares Outstanding
Basic	17,640,808	17,907,360	17,632,467	17,887,402
Diluted	17,640,808	18,202,763	17,838,621	18,226,496
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated
		(Amounts in thousands)
Net income (loss)	$(1,430)	$2,279	$174	$3,581

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(2,318)	627	(2,663)	(2,423)
Tax effect	893	(242)	1,026	935
Reclassification of (gains) losses recognized in net income	4,230	(56)	4,230	(56)
Tax effect	(1,631)	22	(1,631)	22

Net of tax amount	1,174	351	962	(1,522)

Cash flow hedging activities:
Reclassification of gains recognized in net income	—	(105)	—	(215)
Tax effect	—	41	—	83

Net of tax amount	—	(64)	—	(132)

Total other comprehensive income (loss)	1,174	287	962	(1,654)

Comprehensive income (loss)	$(256)	$2,566	$1,136	$1,927

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (loss)	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2005, restated	17,612,472	$122,490	$15,546	$(3,151)	$134,885
Net income	—	—	174		174
Other comprehensive income, net of tax	—	—	—	962	962
Common shares repurchased	(146,300)	(1,384)			(1,384)
Stock options exercised including income tax benefit of $32	149,183	618	—	—	618
Stock-based compensation	—	15	—	—	15

Cash dividends of $0.065 per share	—	—	(1,146)	—	(1,146)

Balance at June 30, 2006	17,615,355	$121,739	$14,574	$(2,189)	$134,124

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		Restated
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$174	$3,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,727	1,834
Provision for loan losses	1,180	870
Stock options expensed	15	93
Net increase in cash surrender value of life insurance	(243)	(220)
Realized (gain) loss on sales of available-for-sale securities, net	4,230	(56)
Realized loss on sale of premise and equipment	46	12
Loss on economic hedges	784	108
Deferred income taxes	224	(57)
Realized (gain) loss on sale of foreclosed assets	11	(33)
Changes in assets and liabilities:
Increase in other assets	(3,513)	(2,902)
Increase in other liabilities	207	2,954

Total Adjustments	4,668	2,603

Net Cash Provided by Operating Activities	4,842	6,184

Cash Flows from Investing Activities
Increase in federal funds sold	(362)	(672)
Purchase of:
Available-for-sale investment securities	(41,193)	(31,992)
Held-to-maturity investment securities	(141)	(19,500)
Proceeds from maturities and calls of:
Available-for-sale investment securities	18,324	28,323
Held-to-maturity investment securities	3,124	4,410
Proceeds from sale of available-for-sale investment securities	59,478	126
Net increase in loans	(90,597)	(50,343)
Purchases of premises and equipment	(7,119)	(2,131)
Proceeds from disposal of premises and equipment	17	19
Proceeds from sale of foreclosed assets	184	862
Purchase of bank-owned life insurance	(5,000)	—

Net Cash Used by Investing Activities	(63,285)	(70,898)

Cash Flows from Financing Activities
Net increase in deposits	36,598	24,763
Net increase in short-term borrowings	39,181	26,943
Net increase (decrease) in long-term borrowings	(9,726)	29,691
Net proceeds from the issuance of common stock	618	637
Common stock repurchased	(1,384)	(1,272)
Cash dividends paid	(1,146)	(2,677)

Net Cash Provided by Financing Activities	64,141	78,085

Net Increase in Cash and Due From Banks	5,698	13,371
Cash and Due From Banks, Beginning of Year	24,606	17,758

Cash and Due From Banks, End of Period	$30,304	$31,129

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six-month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.
Recently issued accounting pronouncements – Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). See Note 3 for additional information regarding the impact of the adoption of the provisions of SFAS No. 123R.
Restatement – On July 11, 2006, management and the Audit Committee of the Board of Directors of Southern Community Financial Corporation concluded that the Company’s financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposits (“CDs”). Southern Community Financial Corporation has amended its Form 10-Q for the quarter ended March 31, 2006, and Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the “short-cut method” of fair value hedge accounting under SFAS No. 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS No. 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS No. 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements entered into during 2005 and previously designated as cash flow hedges did not contain certain required

Note 1 – Basis of Presentation (continued)
information with respect to the initial and on-going assessment of hedge effectiveness. Although the impact is not material to the financial statements or results of operations, the Company is including the impact of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.
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
The effects of the restatement by line item for the periods presented in this Form 10-Q follow.

	Impact on Consolidated Balance Sheets
	December 31, 2005		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
		(Amounts in thousands)
Other assets	$30,261	$32,350	$32,976	$33,672
Total assets	1,285,524	1,287,613	1,305,687	1,306,383
Time deposits	514,263	515,611	509,917	510,253
Total deposits	940,601	941,949	869,830	870,166
Accrued expenses and other liabilities	7,780	9,042	9,973	10,494
Total liabilities	1,150,118	1,152,728	1,169,916	1,170,773
Retained earnings	16,128	15,546	12,686	12,525
Accumulated other comprehensive loss, net of tax	(3,212)	(3,151)	(1,641)	(1,641)
Total stockholders’ equity	135,406	134,885	135,771	135,610

Note 1 – Basis of Presentation (continued)

	Impact to Consolidated Statements of
	Income
	Three months ended		Six months ended
	June 30,		June 30,
	2005		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)
Interest expense on time deposits	$3,840	$3,890	$7,262	$7,396
Interest expense	7,368	7,418	13,672	13,806
Net interest income	9,186	9,136	18,222	18,088

Net interest income after provision for loan losses	8,711	8,661	17,352	17,218

Gain (loss) on economic hedges	—	358	—	(108)
Net cash settlement on economic hedges	—	31	—	96
Total non-interest income	1,854	2,243	3,600	3,588

Income before income taxes	3,222	3,561	5,712	5,566
Income tax expense	1,152	1,282	2,042	1,985

Net income	2,070	2,279	3,670	3,581

Net Income per Share
Basic	$0.12	$0.13	$0.21	$0.20
Diluted	$0.11	$0.13	$0.20	$0.20

Note 1 – Basis of Presentation (continued)

	Impact to Consolidated Statements of Changes In Shareholders’ Equity
	Six months ended June 30, 2005
	As
	Previously	As
	Reported	Restated
	(Amounts in thousands)
Total stockholders’ equity, January 1, 2005	$136,906	$136,834
Net income	3,670	3,581
Total stockholders’ equity, June 30, 2005	135,771	135,610

	Impact to Consolidated Statements of Cash Flows
	Six months ended June 30, 2005
	As
	Previously	As
	Reported	Restated
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$3,670	$3,581
Loss on economic hedges	—	108
Deferred income taxes	—	(57)
Change in other assets, net	(2,847)	(2,902)
Note 2 – Net Income Per Share
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

Note 2 – Net Income Per Share (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated
Weighted average number of common shares used in computing basic net income per share	17,640,808	17,907,360	17,632,467	17,887,402

Effect of dilutive stock options	—	295,403	206,154	339,094

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,640,808	18,202,763	17,838,621	18,226,496

Net income (loss) (in thousands)	$(1,430)	$2,279	$174	$3,581
Basic	(0.08)	0.13	0.01	0.20
Diluted	(0.08)	0.13	0.01	0.20
For the three and six month periods ending June 30, 2006 and 2005, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 502,192 and 495,482 shares for the six months ended June 30, 2006 and 2005, respectively. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive due to the loss in the second quarter of 2006 amount to 172,362 shares.
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

Note 3 – Stock-Based Compensation (continued)
The Company has adopted share-based compensation plans and an employee stock purchase plan, which are described below. The compensation cost that has been charged against income for those plans was approximately $15 thousand and $93 thousand for the six-month periods ended June 30, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $32 thousand and $93 thousand for the six-month periods ended June 30, 2006 and 2005, respectively.
Stock Option Plans
During 1997 the Company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the Company’s common stock. During 2002 the Company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. In 2004, in connection with the acquisition of The Community Bank, the Company assumed three stock option plans: the 2001 Stock Option Plan for Directors, with 97,428 options available, The Community Bank Amended And Restated Stock Option Plan For Key Employees, with 26,000 options available, and The Community Bank Stock Option Plan with 267,927 options available. During 2006, the Company adopted, with shareholder approval, the 2006 Nonstatutory Stock Option Plan with 150,000 options available. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant.
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
The 2002 ESPP provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 85% of fair market value or, for the 2005-2006 plan year and beyond 95% of fair market value. The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand; or (2) shares with a fair market value of 20% of the individual’s annual compensation. Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.
For the Plan years ended May 31, 2006 and 2005, employees of the Company purchased 16,508 and 21,059 shares, respectively, under the ESPP.
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

Note 3 – Stock-Based Compensation (continued)
The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2006 and 2005.

	June 30,
	2006	2005
Assumptions in estimating average option fair values:
Risk-free interest rate	4.67%	3.54%
Dividend yield	1.30%	1.24%
Volatility	28.67%	30.46%
Expected life	7.5 years	5.66 years
A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding December 31, 2005	1,271,917	$7.51
Granted	45,000	9.27
Exercised	(149,183)	3.93
Forfeited or expired	(26,760)	9.53

Outstanding June 30, 2006	1,140,974	8.00	5.4 years	$2,493

Exercisable June 30, 2006	1,087,972	7.94	5.4 years	2,468

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.32 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $769 thousand. There were no shares that vested during the six months ended June 30, 2006.
As of June 30, 2006, there was $168 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.4 years.
Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $586 thousand. There was $32 thousand of tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the six months ended June 30, 2006.
The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The adoption of the provisions of SFAS No. 123R for the six months ended June 30, 2006 resulted in the recognition of $11 thousand of share-based compensation expense related to employee awards that would have resulted in no expense under the provisions of APB No. 25, and $4 thousand of share-based compensation expense to related to advisory board member awards that would have resulted in a similar expense under the provisions of APB No. 25. The impact on net income and earnings per share of the adoption of the provisions of SFAS No. 123R during the first quarter of 2006 was insignificant.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(Amounts in thousands, except per share data, restated)
Net income:	$2,279	$3,581
As reported
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	45
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(50)	(1,565)

Pro forma	$2,229	$2,061

Basic earnings per share:
As reported	$0.13	$0.20
Pro forma	0.12	0.12

Diluted earnings per share:
As reported	$0.13	$0.20
Pro forma	0.12	0.11
Note 4 – Investment Securities
During June 2006, management decided to implement a plan to reposition the investment portfolio. As part of the plan, $87.8 million (book value) of available-for-sale investment securities were identified to be sold, at a loss of $4.2 million. Through June 30, 2006, securities totaling $62.9 million had been sold at a loss of $3.37 million, with the remainder to be sold in the third quarter. Management has reviewed securities in an unrealized loss position in accordance with the Company’s accounting policies, and as a result, recognized an other-than-temporary impairment of $855 thousand related to securities identified for sale, which is reflected in loss on sale of securities in the statement of operations for the second quarter of 2006.

Note 5 – Loans
Following is a summary of loans at each of the balance sheet dates presented:

	At June 30,		At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Residential mortgage loans	$243,072	25.3%	$244,177	28.0%

Commercial mortgage loans	322,706	33.6%	286,658	33.0%
Construction loans	195,241	20.4%	156,900	18.1%
Commercial and industrial loans	174,803	18.2%	151,950	17.5%
Loans to individuals	23,263	2.5%	29,142	3.4%

Subtotal	959,085	100.0%	868,827	100.0%

Less: Allowance for loan losses	(12,626)		(11,785)

Net loans	$946,459		$857,042

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Amounts in thousands)
Balance at beginning of period	$12,211	$12,133	$11,785	$12,537

Provision for loan losses	705	475	1,180	870

Charge-offs	(405)	(327)	(518)	(648)
Recoveries	115	84	179	97

Net charge-offs	(290)	(243)	(339)	(551)

Allowance for loans acquired in purchase transactions, net	—	—	—	(491)

Balance at end of period	$12,626	$12,365	$12,626	$12,365

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Amounts in thousands)
Nonaccrual loans	$2,148	$1,408	$6,969
Foreclosed assets	85	280	315

Total nonperforming assets	$2,233	$1,688	$7,284

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
As of June 30, 2006, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $3.1 million with a corresponding valuation allowance of $641 thousand.
Note 6 – Non-Interest Income and Other Non-Interest Expense
The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Presold mortgage loan fees and service release premium	368	277	582	527
Investment brokerage and trust fees	259	243	374	451
SBIC management fees	120	95	250	203
Other	282	275	611	616

	$1,029	$890	$1,817	$1,797

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Postage, printing and office supplies	$176	$149	$365	$414
Telephone and communication	240	179	483	383
Advertising and promotion	235	252	470	454
Data processing and other outsourced services	202	121	369	259
Professional services	373	423	705	877
Other	1,316	966	2,490	2,280

	$2,542	$2,090	$4,882	$4,667

Note 7 – Common Stock Repurchase Programs
The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. Through June 30, 2006, the Company had repurchased 607,100 shares at an average price of $9.46 per share under the two plans, including 75,900 shares at an average price of $9.55 purchased during the second quarter of 2006. Subsequent to quarter end, on July 26, 2006, the Company announced a plan to repurchase up to an additional 1 million shares of its common stock.

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
On July 11, 2006, management and the Audit Committee of the Board of Directors of Southern Community Financial Corporation concluded that the Company’s financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposits (“CDs”). Southern Community Financial Corporation has amended its Form 10-Q for the quarter ended March 31, 2006, and Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q. The effects of the restatement are described more fully in Note 1 to the financial statements in this Form 10-Q. The discussions that follow reflect the effects of the restatement for the affected periods.
Summary of Second Quarter
During the second quarter, the Company made the decision to reposition its investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company is selling $87.8 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The restructuring resulted in a charge of $4.2 million (approximately $2.7 million after-tax, or $0.15 per diluted share), which resulted in the Company’s recording a loss for the second quarter of 2006. The proceeds from the sale of securities are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. The Company expects to improve the yield on its investment portfolio, improve its net interest margin, and improve future earnings. The repositioning had a minimal impact on shareholders’ equity as the decline in value of the investments had been reflected in accumulated other comprehensive income.
In core banking operations, the Company achieved record loan growth while maintaining excellent credit quality. For the quarter, total loans grew by $37.9 million or 4.1% to end the period at $959.1 million. Total deposits were $978.5 million at June 30, 2006, a decline in deposits of 2.0% from prior quarter, reflecting in part seasonal fluctuations in deposits by certain large deposit customers, and a decrease of $3.0 million in wholesale certificate of deposits. However, deposits were up $36.6 million, or 3.9% from December 31, 2005, and up $108.4 million or 12.5% compared with June 30, 2005. With an increased level of earning assets coupled with increases in variable interest rates, total interest income increased by $1.6 million, or 8.2% on a linked-quarter basis. Continued strong loan demand and deposit growth contributed to a nine basis point expansion in our net interest margin, to 3.27% from 3.18% compared with the quarter ended June 30, 2005. Competitive pressures have resulted in funding costs increasing at a more rapid pace than asset yields, and the margin compressed 17 basis points from the first quarter in 2006. Compared with the second quarter of 2005, net interest income increased $896 thousand, or 9.8%.
The Company restated earnings for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods to correct the accounting for certain derivative transactions under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result of not applying certain hedge accounting to certain interest rate swap transactions the Company recorded a loss of $405 thousand versus a gain of $358 thousand in the second quarter of 2005, and a loss of $784 thousand for the six months ended June 30, 2006 compared to a loss of $108 thousand in the first half of 2005. During the third quarter of 2006, the Company redesignated the interest rate swaps as accounting hedges. The Company believes this will reduce the volatility in earnings related to the transactions, and expects the accumulated net recognized losses on the transactions through June 30, 2006 of $1.66 million will result in reductions to expense over the remaining life of the swaps.

In 2005, the Company announced two plans to repurchase up to a total of 900,000 shares of its common stock. Through June 30, 2006, the Company had repurchased 607,100 shares at an average price of $9.46 per share, including 75,900 shares repurchased during the second quarter of 2006 at an average price of $9.55 per share. Subsequent to quarter end, on July 26, 2006, the Company announced a plan to repurchase up to an additional 1 million shares of its common stock.
On July 27, 2006, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on July 19, 2006, declared a quarterly cash dividend of three and one-half cents ($0.035) per share on the Corporation’s common stock. The dividend is payable on September 1, 2006 to shareholders of record as of the close of business on August 15, 2006. This dividend is the sixth consecutive quarterly dividend, following a former practice of annual dividends. The Company’s first cash dividend was paid in March 2004.
Financial Condition at June 30, 2006 and December 31, 2005
During the six-month period ending June 30, 2006, total assets increased by $65.4 million, or 5.1%, to $1.4 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $946.4 million, an $89.4 million, or 10.4% increase for the six months.
The Company experienced solid loan demand in the second quarter, in our existing markets and from the opening of our Guilford County regional office in Greensboro in December 2005 and our banking office in Raleigh in February 2006. At June 30, 2006, gross loans totaled $959.1 million, an increase of $90.3 million or 10.4% from December 31, 2005. Commercial mortgage loans, which total $322.7 million or 33.6% of gross loans, continue to comprise the largest segment of the portfolio. Loans secured by residential mortgages and the commercial and industrial portfolio represent 25.3% and 18.2% of gross loans, respectively. Construction lending experienced the most growth during the quarter, increasing $12.8 million to end the period at $195.2 million or 20.4% of the total loan portfolio.
During the second quarter, the Company made the decision to reposition its investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company is selling $87.8 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The proceeds from the sales of securities are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. As of June 30, 2006, the Company had sold securities with a book value of $62.9 million, and repurchased securities with a cost of $25 million in connection with the restructuring.
We utilize various funding sources, as necessary, to support balance sheet management and growth. Customer deposits continue to be our primary funding source. At June 30, 2006, deposits totaled $978.5 million, an increase of $36.6 million or 3.9% from year-end 2005. Core deposits accounted for the majority of the deposit growth during the period, increasing $67.5 million or 11.9% over the last twelve months and $12.0 million or 1.9% over the last six months. We also utilize other funding sources, such as borrowing from the Federal Home Loan Bank, to supplement funding from deposits.
Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2006, our stockholders’ equity totaled $134.1 million, representing 9.91% of total assets. Stockholders’ equity decreased $761 thousand from December 2005, influenced primarily by the repurchase 146,300 shares of the Company’s outstanding common stock at a cost of $1.4 million, and $1.1 million of cash dividends declared and paid during the six-month period.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
Net Income. For the three months ended June 30, 2006, the Company reported a net loss of $1.4 million or $0.08 per diluted share, compared to net income of $2.3 million or $0.13 per diluted share for the same period in 2005. During the second quarter, the Company made the decision to reposition its investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company is selling $87.8 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The restructuring resulted in a charge of $4.2 million (approximately $2.7 million after-tax, or $0.15 per diluted share), which resulted in the Company’s recording a loss for the second quarter of 2006. The proceeds from the sale of securities are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. The Company expects to improve the yield on its investment portfolio, improve its net interest margin, and improve future earnings. The repositioning had a minimal impact on shareholders’ equity as the decline in value of the investments had been reflected in accumulated other comprehensive income.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $405 thousand for the second quarter 2006, and increased income before taxes by $358 thousand for the second quarter of 2005. The impact relating to these swaps resulted from management’s recent determination that these swaps did not qualify for the “short-cut” method of hedge accounting under SFAS 133. (See Note 1 in Notes to Consolidated Financial Statements.) In July 2006, the Company redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods.
The rising interest rate environment and the repositioning of our balance sheet contributed to the 9 basis point expansion of our net interest margin to 3.27% for the second quarter of 2006, from 3.18% recorded in June 30, 2005. Non-interest expense increased $1.5 million compared with the same quarter a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.
Net Interest Income. During the three months ended June 30, 2006, our net interest income was $10.0 million, an increase of $896 thousand or 9.8% over the second quarter 2005. As a result of the balance sheet changes and the positive effects of rising short-term interest rates on our floating rate loan portfolio, our net interest margin expanded by 9 basis points to 3.27% for the second quarter of 2006, compared to 3.18% for the second quarter of 2005. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. With continued strong loan demand, our average loans increased $111.4 million, or 13.5%, more than offsetting the $33.0 million decrease in average investment securities, when compared with the second quarter 2005. Proceeds from the sale of securities in the second quarter of 2006 are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. Rising interest rates have also impacted our funding costs. Our cost on average interest bearing liabilities for the second quarter of 2006 increased 100 basis points to 3.90% compared the restated second quarter of 2005. On a linked-quarter basis, competitive pressures have resulted in funding costs increasing at a more rapid pace than asset yields, and the margin compressed 17 basis points from the first quarter in 2006.
The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Between June 2005 and June 2006, the Federal Reserve increased the targeted federal funds rate by 200 basis points, to 5.25%, causing a corresponding increase in the prime rate. However, a flattened yield curve has impacted fixed-rate loan and investment portfolio yields, and they have not kept pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the second quarter of 2006 increased by 104 basis points above that of the second quarter 2005 to 6.80%. Our net interest margin in the future will be impacted by actions taken by the Federal Reserve Board with respect to interest rates and competition in our markets. As our balance sheet is slightly asset-sensitive, we would expect to see some compression in our margins if interest rates stop increasing or begin to decline, as some of our lower-rate funding reprices at higher levels. In addition, continued robust loan growth may outpace our ability to attract lower-cost local deposits. As such, we will seek to fund this growth as efficiently as possible through our ready access to correspondents and other wholesale market funds.
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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
					Restated
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$938,074	$17,854	7.63%	$826,708	$13,377	6.49%
Investment securities available for sale	204,117	2,140	4.21%	238,218	2,281	3.84%
Investment securities held to maturity	86,599	854	3.96%	85,461	884	4.15%
Federal funds sold	1,365	14	3.97%	1,420	12	3.36%

Total interest earning assets	1,230,155	20,862	6.80%	1,151,807	16,554	5.76%

Other assets	136,918			119,120

Total assets	$1,367,073			1,270,927

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$340,326	$2,419	2.85%	$249,077	$999	1.61%
Time deposits greater than $100K	332,562	3,525	4.25%	260,003	2,316	3.57%
Other time deposits	207,548	2,057	3.98%	234,163	1,574	2.70%
Short-term borrowings	66,628	817	4.92%	105,690	521	1.98%
Long-term debt	166,344	2,012	4.85%	176,301	2,008	4.57%

Total interest bearing liabilities	1,113,408	10,830	3.90%	1,025,234	7,418	2.90%

Demand deposits	105,867			100,853
Other liabilities	12,402			9,897
Stockholders’ equity	135,396			134,943

Total liabilities and stockholders’ equity	$1,367,073			$1,270,927

Net interest income and net interest spread		$10,032	2.90%		$9,136	2.86%

Net interest margin			3.27%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.49%			112.35%

Provision for Loan Losses. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for loan losses at June 30, 2006 totaled $705 thousand, compared to a provision of $475 thousand for the three months ended June 30, 2005. The increase in the provision for loan losses reflected strong loan growth, charge-offs connected with the sale of the remaining consumer finance portfolio, a business line the Company exited in 2003, and management’s evaluation of the loan portfolio and other economic factors. During the three months ended June 30, 2006, net loan charge-offs totaled $290 thousand, a 19% increase from $243 thousand of net charge-offs during the three months ended June 30, 2005. For the June 30, 2006 quarter, over 60% of the charge-offs related to the sale of the remaining consumer finance portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding for the three months ended June 30, 2006 and 2005 was 0.12%. Non-performing assets at June 30, 2006 increased to $2.2 million or 0.17% of total assets from $1.7 million or 0.13% of total assets at December 31, 2005 but were down significantly from $7.2 million or 0.56% of total assets as of June 30, 2005. The allowance for loan losses at June 30, 2006 represented 1.32% of loans outstanding, compared with 1.36% at December 31, 2005 and 1.46% at June 30, 2005. The allowance for loan losses as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2006, the Company reported non-interest income at negative $2.7 million due to the loss reported for the sale of investments of $4.2 million. Service charges on deposit accounts for 2006 increased to $1.1 million, up $190 thousand, or 20.9% over the second quarter of 2005. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. Mortgage loan fees and servicing release premiums were up $91 thousand or 32.9%, and investment brokerage and trust fees were up $17 thousand or 7.0% from the year ago period. We have recently hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. We believe the changes made in these areas will have a positive impact on non-interest income in the future. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $405 thousand for the second quarter 2006, and increased income before taxes by $358 thousand for the second quarter of 2005. The impact relating to these swaps resulted from management’s recent determination that these swaps did not qualify for the “short-cut” method of hedge accounting under SFAS 133. (See Note 1 in Notes to Consolidated Financial Statements.) In July 2006, the Company redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, and Mooresville, we have consistently seen increases in every major component of our non-interest expense. For the three months ended June 30, 2006, our non-interest expense increased $1.5 million or 20.6% over the same period in 2005. On a consolidated basis, salaries and employee benefit expense increased $749 thousand or 19.3%. Occupancy and equipment expense increased $308 thousand, or 22.4%. Other expenses increased $452 thousand or 21.6% to $2.5 million. Due to our strong asset growth, our annualized ratio of non-interest expenses to average total assets increased slightly to 2.60% as compared with 2.32% for the same three months in 2005. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters, and the opening of our new Mooresville branch in August 2006.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% for the three months ended June 30, 2006 and 35.7% for June 30, 2005.
Results of Operations for the Six Months Ended June 30, 2006 and 2005
Net Income. Our net income for the six months ended June 30, 2006 was $174 thousand, compared to $3.6 million at June 30, 2005. During the second quarter, the Company made the decision to reposition its investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company is selling $87.8 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The restructuring resulted in a charge of $4.2 million (approximately $2.7 million after-tax, or $0.15 per diluted share), which resulted in the Company’s recording a loss for the second quarter of 2006 and impacted the results of operations for the six months ended June 30, 2006. The proceeds from the sale of securities are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. The Company expects to improve the yield on its investment portfolio, improve its net interest margin, and improve future earnings. The repositioning had a minimal impact on shareholders’ equity as the decline in value of the investments had been reflected in accumulated other comprehensive income.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $784 thousand for the six months ended June 30, 2006, compared with a reduction in non-interest income of $108 thousand for the same period in 2005. The impact relating to these swaps resulted from management’s recent determination that these swaps did not qualify for the “short-cut” method of hedge accounting under SFAS 133. (See Note 1 in Notes to Consolidated Financial Statements.) In July 2006, the Company redesignated its interest rate swaps relating to its brokered CDs utilizing the “long haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods.
With strong internal growth our level of average earning assets has increased $71.0 million or 6.3% to $1.2 billion from $1.1 billion for the first six months of 2006. Our interest rate spread and net yield on average interest-earning assets increased 8 basis points and 14 basis points, respectively, compared with the corresponding period in 2005. Our net interest income grew 11.0%, or $2.0 million for the six-month period ended June 30, 2006 to $20.1 million. Our non-interest expense growth included the costs of new infrastructure, facilities and personnel associated with the continued expansion of our business.
Net Interest Income. During the six months ended June 30, 2006, our net interest income totaled $20.1 million, an increase of $2.0 million or 11.0% over the $18.1 million for the same six-month period in 2005. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve. Due to strong loan demand our level of average earning assets has increased $71.0 million or 6.3% to $1.2 billion from $1.1 billion for the six-months ended June 2005. The rates earned on a significant portion of our loan portfolio adjust immediately when index rates, such as prime, change. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. Between June 2005 and June 2006 the Federal Reserve increased the targeted Federal funds rate by 200 basis points causing an equal increase in the prime rate. However, the flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yield on interest-earning assets in the first six months of 2006 increased 104 basis points above that of the first half of 2005 to 6.70%. Rising rates have also impacted our funding costs, and for the first six months of 2006, funding costs increased 96 basis points to 3.72% from 2.76% for the comparable period a year ago. Average interest bearing liabilities increased $75.3 million or 7.5% to $1.1 billion from $1.0 million for the six-month period ending June 2005. For the six months ended June 30, 2006, our net interest spread was 2.98% and our net interest margin was 3.35%. For the six months ended June 30, 2005, our net interest spread was 2.90% and our net interest margin was 3.21%.
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

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
					Restated
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield/cost	balance	earned/paid	yield/cost
Interest-earning assets:
Loans	$913,028	$34,113	7.53%	$816,161	$25,679	6.34%
Investment securities available for sale	205,476	4,280	4.20%	231,318	4,527	3.95%
Investment securities held to maturity	87,063	1,708	3.96%	87,347	1,664	3.84%
Federal funds sold	1,642	35	4.25%	1,424	24	3.40%

Total interest earning assets	1,207,209	40,136	6.70%	1,136,250	31,894	5.66%

Other assets	131,099			118,361

Total assets	$1,338,308			$1,254,611

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$332,991	$4,516	2.73%	$243,961	$1,764	1.46%
Time deposits greater than $100K	321,738	6,522	4.09%	269,603	4,420	3.31%
Other time deposits	208,788	3,868	3.74%	227,385	2,976	2.64%
Short-term borrowings	55,006	1,275	4.67%	89,402	956	2.16%
Long-term debt	166,284	3,874	4.70%	179,122	3,690	4.15%

Total interest bearing liabilities	1,084,807	20,055	3.72%	1,009,473	13,806	2.76%

Demand deposits	106,972			99,662
Other liabilities	11,470			10,452
Stockholders’ equity	135,059			135,024

Total liabilities and stockholders’ equity	$1,338,308			$1,254,611

Net interest income and net interest spread		$20,081	2.98%		$18,088	2.90%

Net interest margin			3.35%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.28%			112.56%

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2006 was $1.2 million representing an increase of $310 thousand from the $870 thousand provision we made for the six months ended June 30, 2005. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The increase in the provision for loan losses reflected strong loan growth, charge-offs connected with the sale of the remaining consumer finance portfolio, a business line the Company exited in 2003, and management’s evaluation of the loan portfolio and other economic factors. During the six months ended June 30, 2006 net loan charge-offs totaled $339 thousand, down from $551 thousand of net charge-offs during the six months ended June 30, 2005. Approximately 58% of the charge-offs for the first six months related to the consumer finance portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .07% for the six months ended June 30, 2006, down from the 0.14% in the year ago period. The amount of non-performing assets decreased to $2.2 million from $7.3 million at June 30, 2006 and June 30, 2005, and as a percentage of total assets the ratio decreased from 0.17% of total assets at June 2006 from 0.56% at June 2005. The allowance for loan losses at June 30, 2006 represented 1.32% of loans outstanding, compared with 1.36% at December 31, 2005 and 1.46% at June 30, 2005. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio, and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the six months ended June 30, 2006, the Company reported non-interest income at negative $1.3 million due to the loss reported for the sale of investments of $4.2 million. Service charges on deposit accounts for 2006 increased to $2.1 million, up $386 thousand, or 22.1% over the same period a year ago. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. Mortgage loan fees and servicing release premiums were up $55 thousand or 10.4%, and investment brokerage and trust fees were down $77 thousand or 17.1% from the year ago period. We have recently hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. We believe the changes made in these areas will have a positive impact on non-interest income in the future. In addition, as Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.
Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $784 thousand for the first six months of 2006, compared with a reduction in non-interest income by $108 thousand for the comparable period of 2005. The impact relating to these swaps resulted from management’s recent determination that these swaps did not qualify for the “short-cut” method of hedge accounting under SFAS 133. (See Note 1 in Notes to Consolidated Financial Statements.) In July 2006, the Company redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods.
Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, and Mooresville, we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2006, our non-interest expense increased $2.0 million or 13.4% over the same period in 2005. Salaries and employee benefit expense increased $1.3 million or 16.0%. Occupancy and equipment expense increased $574 thousand or 21.1% reflecting the costs of new infrastructure and facilities. Other expenses increased $215 thousand or 4.6%, primarily in communications and technology costs. For the six months ended June 30, 2006, on an annualized basis, our ratio of non-interest expenses to average total assets increased slightly to 2.6% as compared with 2.5% for the same six months in 2005. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters, and the opening of our new Mooresville branch in August 2006.
Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.3% and 35.7% for the six months ended June 30, 2006 and 2005, respectively.
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
Federal funds sold and investment securities aggregated $250.5 million at June 30, 2006, a decrease of $42.1 million from $292.6 million at December 31, 2005. At June 30, 2006, we were in the process of restructuring our investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company is selling $87.8 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The proceeds from the sales of securities are being utilized to reduce the Company’s short-term borrowings by approximately $15.0 million, to reinvest in securities expected to yield at least 5.75%, and to fund loan growth. As of June 30, 2006, the Company had sold securities with a book value of $62.9 million, and repurchased securities with a cost of $25 million in connection with the restructuring. As we complete the restructuring, we expect our investment portfolio levels will increase, but to levels that, as a percentage of assets, are below those of recent periods as we utilize these funds for loan growth. We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $48.4 million. We also have the credit capacity to borrow up to $337.4 million, as of June 30, 2006, from the Federal Home Loan Bank of Atlanta (FHLB), with $152.8 million outstanding as of that date. At June 30, 2005, we had FHLB borrowings outstanding of $184.8 million. We also had repurchase agreements with total outstanding balances of $32.4 million at June 30, 2006. Of this balance, $12.4 million represented accommodations for our deposit customers and $20.0 million was with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At June 30, 2006, our outstanding commitments to extend credit consisted of loan commitments of $337.8 million and amounts available under home equity credit lines, other credit lines and letters of credit of $80.0 million, $12.4 million and $15.0 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Throughout our nine-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the bank began initiatives to increase demand and other non-interest bearing deposit accounts to improve our funding mix. As a result of those initiatives, non-maturity deposits at June 30, 2006 increased $73.3 million or 11.9%, compared to June 30, 2005, and have had a positive impact on our net interest margin. Certificates of deposits represented 55.7% of our total deposits at June 30, 2006, a decrease from 58.6% at June 30, 2005. Brokered and out-of-market deposits decreased by 1.2% at the end of the second quarter 2006. Time deposits of $100,000 or more totaled $340.5 million and $276.9 million at June 30, 2006 and June 30, 2005, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At June 30, 2006, our Tier I capital to average quarterly asset ratio was 9.06% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2006 was 12.04%.
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
Our asset and liability committee is responsible for reviewing our liquidity requirements and managing our sensitivity to changes in interest rates. Interest rate risk arises because the interest-earning assets and interest-bearing liabilities of the bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process quarterly that measures the impact of changing interest rates on net interest income. The results of the most recent analysis indicated that the Company continues to be slightly asset sensitive, and that if interest rates increased or decreased by two percentage points, our net interest income over a one-year time frame could decrease by 0.6% or decrease by 6.1%, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At December 31, 2005, March 31, 2006, and June 30, 2006, Southern Community Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the company’s disclosure controls and procedures. As a result of the restatement described in Note 1 to the financial statements, management has concluded that, as of December 31, 2005, March 31, 2006, and June 30, 2006, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps or to correct that error subsequently. This control deficiency resulted in the restatement of the Company’s financial statements for the first quarter of 2006, and the years ended December 31, 2005, 2004 and 2003. Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 and June 30, 2006. The Company is in the process of implementing and testing enhanced controls and procedures, including those described below, which the Company believes will position management to conclude that its disclosure controls and procedures are effective by the period ending September 30, 2006.
Changes in Internal Controls over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. We have recently implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
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

Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. Subsequent to the end of the second quarter, on July 26, 2006, the Company announced a plan to repurchase up to 1 million shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2006. See Note 7 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced	Be Purchased Under the
Period	Purchased	per Share	Programs	Programs
April 1, 2006 to April 30, 2006	14,000	$9.30	14,000	354,800
May 1, 2006 to May 31, 2006	45,600	$9.58	45,600	309,200
June 1, 2006 to June 30, 2006	16,300	$9.69	16,300	292,900
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders was held on May 23, 2006. Of 17,673,077 shares entitled to vote at the meeting, 13,411,956 shares voted. The following matters were voted on at the meeting:

Proposal 1:	Election of directors. In the election of directors under Proposal 1, the five nominees receiving the highest number of votes were elected. Elections were as follows:

Nominee	For	Withheld	Abstain
F. Scott Bauer	13,126,602	—	285,354
Edward T. Brown	13,269,277	—	142,679
James G. Chrysson	13,202,939	—	209,017
W. Samuel Smoak	13,322,570	—	89,386
Durward A. Smith, Jr.	13,144,809	—	267,147
The following directors continue in office after the meeting: Don G. Angell, Zack W. Blackmon, Sr., James O. Frye, Matthew G. Gallins, Lynn L. Lane, H. Lee Merritt, Jr., Dr. William G. Ward, Sr.

Proposal 2:	Approval of the 2006 Nonstatutory Stock Option Plan.

For	Withheld	Abstain
7,201,210	2,302,188	303,819
Item 6. Exhibits

(a)	Exhibits.

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

	Exhibit 32	Section 1350 Certification

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