Form 10-Q
period 2006-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2006-11-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 30, 2006 (the most recent practicable date), the registrant had outstanding 17,454,301 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2006 and 2005	4

	Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statement of Stockholders’ Equity
	Nine Months Ended September 30, 2006	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 -	Controls and Procedures	27

Part II.	Other Information

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6 -	Exhibits	28

Signatures		29

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005 *

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$26,390	$24,606
Federal funds sold	887	648
Investment securities
Available for sale, at fair value	171,166	203,808
Held to maturity, at amortized cost	84,925	88,108

Loans	1,015,984	868,827
Allowance for loan losses	(12,990)	(11,785)
Net Loans	1,002,994	857,042

Premises and equipment	40,604	31,259
Goodwill	49,792	49,792
Other assets	40,709	32,350

Total Assets	$1,417,467	$1,287,613
Liabilities and Stockholders’ Equity
Deposits
Demand	$100,257	$111,226
Money market, savings and NOW	360,459	315,112
Time	560,140	515,611
Total Deposits	1,020,856	941,949

Short-term borrowings	93,641	9,186
Long-term debt	157,464	192,551
Other liabilities	10,031	9,042

Total Liabilities	1,281,992	1,152,728

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,487,801 shares at September 30, 2006
and 17,612,472 shares at December 31, 2005, respectively	120,486	122,490
Retained earnings	16,039	15,546
Accumulated other comprehensive loss	(1,050)	(3,151)
Total Stockholders’ Equity	135,475	134,885

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,417,467	$1,287,613

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
	(Amounts in thousands, except per share data)
Interest Income
Loans	$19,229	$14,424	$53,342	$40,103
Investment securities available for sale	2,055	2,209	6,335	6,736
Investment securities held to maturity	836	885	2,544	2,549
Federal funds sold	31	16	66	40

Total Interest Income	22,151	17,534	62,287	49,428
Interest Expense
Money market, savings, NOW deposits	2,776	1,221	7,292	2,985
Time deposits	6,122	4,372	16,512	11,768
Borrowings	3,038	2,755	8,187	7,401

Total Interest Expense	11,936	8,348	31,991	22,154

Net Interest Income	10,215	9,186	30,296	27,274

Provision for Loan Losses	730	(300)	1,910	570

Net Interest Income After Provision for Loan Losses	9,485	9,486	28,386	26,704

Non-Interest Income
Service charges on deposit accounts	1,076	970	3,209	2,717
Gain (loss) on sale of investments	30	-	(4,200)	56
Gain (loss) on economic hedges	378	(433)	(406)	(541)
Net cash settlement on economic hedges	(82)	24	(366)	120
Other	1,287	936	3,104	2,733

Total Non-Interest Income	2,689	1,497	1,341	5,085

Non-Interest Expense
Salaries and employee benefits	4,776	3,794	13,890	11,653
Occupancy and equipment	1,728	1,458	5,016	4,172
Other	2,425	2,294	7,307	6,961

Total Non-Interest Expense	8,929	7,546	26,213	22,786

Income Before Income Taxes	3,245	3,437	3,514	9,003

Income Tax Expense	1,163	1,245	1,258	3,230

Net Income	$2,082	$2,192	$2,256	$5,773
Net Income Per Share
Basic	$0.12	$0.12	$0.13	$0.32
Diluted	0.12	0.12	0.13	0.32

Weighted Average Shares Outstanding
Basic	17,571,030	17,851,787	17,611,763	17,875,400
Diluted	17,738,817	18,139,930	17,806,387	18,191,520

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
	(Amounts in thousands)

Net income	$2,082	$2,192	$2,256	$5,773

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	1,729	(411)	(934)	(2,834)
Tax effect	(667)	159	359	1,094
Reclassification of (gains) losses recognized in net income	(30)	-	4,200	(56)
Tax effect	12	-	(1,619)	22
Net of tax amount	1,044	(252)	2,006	(1,774)
Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	140	-	140	-
Tax effect	(54)	-	(54)	-
Reclassification of (gains) losses recognized in net income	14	-	14	(215)
Tax effect	(5)	-	(5)	83
Net of tax amount	95	-	95	(132)

Total other comprehensive income (loss)	1,139	(252)	2,101	(1,906)

Comprehensive income	$3,221	$1,940	$4,357	$3,867

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2005	17,612,472	$122,490	$15,546	$(3,151)	$134,885
Net income	-	-	2,256	-	2,256
Other comprehensive income, net of tax	-	-	-	2,101	2,101
Common shares repurchased	(280,300)	(2,708)	-	-	(2,708)
Stock options exercised including
income tax benefit of $40	155,629	665	-	-	665
Stock-based compensation	-	39	-	-	39

Cash dividends of $0.10 per share	-	-	(1,763)	-	(1,763)

Balance at September 30, 2006	17,487,801	$120,486	$16,039	$(1,050)	$135,475

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		Restated
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,256	$5,773
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,747	2,949
Provision for loan losses	1,910	570
Stock options expensed	39	93
Net increase in cash surrender value of life insurance	(390)	(320)
Realized (gain) loss on sale of available-for-sale securities, net	4,200	(56)
Realized (gain) loss on sale of premise and equipment	(55)	24
Loss on economic hedges	406	541
Deferred income taxes	(150)	(233)
Realized (gain) loss on sale of foreclosed assets	(12)	9
Changes in assets and liabilities:
Increase in other assets	(5,231)	(4,166)
Increase in other liabilities	841	4,937
Total Adjustments	4,305	4,348

Net Cash Provided by Operating Activities	6,561	10,121

Cash Flows from Investing Activities
Increase in federal funds sold	(239)	(714)
Purchase of:
Available-for-sale investment securities	(76,370)	(31,992)
Held-to-maturity investment securities	(141)	(19,940)
Proceeds from maturities and calls of:
Available-for-sale investment securities	23,720	41,188
Held-to-maturity investment securities	3,295	4,597
Proceeds from sale of available-for-sale investment securities	84,019	126
Net increase in loans	(147,402)	(61,627)
Purchases of premises and equipment	(13,016)	(4,292)
Proceeds from disposal of premises and equipment	1,346	67
Proceeds from sale of foreclosed assets	220	910
Purchase of bank-owned life insurance	(5,000)	-

Net Cash Used by Investing Activities	(129,568)	(71,677)

Cash Flows from Financing Activities
Net increase in deposits	78,907	51,803
Net increase (decrease) in short-term borrowings	84,455	(9,464)
Net increase (decrease) in long-term borrowings	(34,765)	28,855
Net proceeds from the issuance of common stock	665	1,026
Common stock repurchased	(2,708)	(2,758)
Cash dividends paid	(1,763)	(3,215)

Net Cash Provided by Financing Activities	124,791	66,247

Net Increase in Cash and Due From Banks	1,784	4,691
Cash and Due From Banks, Beginning of Year	24,606	17,758

Cash and Due From Banks, End of Period	$26,390	$22,449

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners L.P., a Small Business Investment Company. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

Recently issued accounting pronouncements - Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004) Share-Based Payment (SFAS 123R). See Note 3 for additional information regarding the impact of the adoption of the provisions of SFAS 123R.

SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This statement amends SFAS 133 and 140 relating to embedded derivatives and hybrid financial instruments, interest-only and principal-only strips, and the types of derivatives a QSPE may hold. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of the adoption of the provisions of SFAS 155.

FASB Interpretation 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of the provisions of this Interpretation.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition on the balance sheet of a plan’s overfunded or underfunded status with changes to the funded status recognized through comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006, and for all other entities for years ending after June 15, 2007. The Company is currently assessing the impact of the adoption of the provisions of SFAS 158.

Note 1 - Basis of Presentation (continued)

Restatement - As has been previously reported, on July 11, 2006, management and the Audit Committee of the Board of Directors of Southern Community Financial Corporation concluded that the Company’s financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposits (“CDs”). Southern Community Financial Corporation has amended its Form 10-Q for the quarter ended March 31, 2006, and Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.

Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. From inception of the hedging program, the Company applied the "short-cut method" of fair value hedge accounting under SFAS 133 to account for the swaps. The terms of the interest rate swaps and the corresponding debt matched; therefore, the Company assumed no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swaps and hedged instruments were the same and no ineffectiveness was recorded in earnings. The Company has determined that these swaps did not qualify for the short-cut method because the related broker fee was determined (in retrospect) to have caused the swap not to have a zero value at inception (which is required under SFAS 133 to qualify for the short-cut method), and that documentation regarding these transactions did not meet the requirements of SFAS 133. Although these swaps have performed as expected as effective economic hedges of interest rate risk, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the "long-haul" method was not in place or was not complete at the inception of the hedge. Additionally, the Company has determined that documentation for certain interest rate floor agreements entered into during 2005 and previously designated as cash flow hedges did not contain certain required information with respect to the initial and on-going assessment of hedge effectiveness. Although the impact is not material to the financial statements or results of operations, the Company is including the effect of not applying hedge accounting to those agreements in the restatement of 2005 and the first quarter of 2006.

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

Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap or option contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swap or option contracts to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). There were no net settlement of interest payments related to the interest rate floor contracts during the affected periods through March 31, 2006, and amortization of the cost of the floors was insignificant during the affected periods.

During the third quarter of 2006, the Company re-designated the majority of the interest rate swaps and option contracts as hedges for accounting purposes. Future changes in fair value to be recognized immediately in earnings are expected to be minor.

Note 1 - Basis of Presentation (continued)

The effects of the restatement by line item, as of and for the three and nine months ended September 30, 2005 is presented below.

	Impact on Consolidated Balance Sheet
	September 30, 2005
	As
	Previously	As
	Reported	Restated
	(Amounts in thousands)

Other assets	$34,383	$35,563
Total assets	1,298,071	1,299,251
Time deposits	518,406	519,000
Total deposits	896,612	897,206
Accrued expenses and other liabilities	11,904	12,982
Total liabilities	1,161,612	1,163,284
Retained earnings	14,620	14,179
Accumulated other comprehensive loss, net of tax	(1,842)	(1,893)
Total stockholders' equity	136,459	135,967

	Impact to Consolidated Statements of
	Income
	Three months ended		Nine months ended
	September 30,		September 30,
	2005		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Amounts in thousands, except per share data)

Interest expense on time deposits	$4,325	$4,372	$11,587	$11,768
Interest expense	8,301	8,348	21,973	22,154
Net interest income	9,233	9,186	27,455	27,274
Net interest income after provision for loan losses	9,533	9,486	26,885	26,704

Gain (loss) on economic hedges	-	(433)	-	(541)
Net cash settlement on economic hedges	-	24	-	120
Total non-interest income	1,906	1,497	5,506	5,085

Income before income taxes	3,893	3,437	9,605	9,003
Income tax expense	1,421	1,245	3,463	3,230

Net income	2,472	2,192	6,142	5,773

Net Income per Share
Basic	$0.14	$0.12	$0.34	$0.32
Diluted	$0.14	$0.12	$0.34	$0.32

Note 1 - Basis of Presentation (continued)

	Impact to Consolidated Statements of Changes In Shareholders' Equity
	Nine months ended September 30, 2005
	As
	Previously	As
	Reported	Restated
	(Amounts in thousands)

Total stockholders' equity, January 1, 2005	$136,906	$136,834
Net income	6,142	5,773
Total stockholders' equity, September 30, 2005	136,459	135,967

	Impact to Consolidated Statements of Cash Flows
	Nine months ended September 30, 2005
	As
	Previously	As
	Reported	Restated

	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$6,142	$5,773
Loss on economic hedges	-	541
Deferred income taxes	-	(233)
Change in other assets, net	(4,190)	(4,166)

Reclassification - Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on income or equity.

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

Note 2 - Net Income Per Share (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
Weighted average number of common
shares used in computing basic net
income per share	17,571,030	17,851,787	17,611,763	17,875,400

Effect of dilutive stock options	167,787	288,143	194,624	316,120

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	17,738,817	18,139,930	17,806,387	18,191,520

Net income (in thousands)	$2,082	$2,192	$2,256	$5,773
Basic	0.12	0.12	0.13	0.32
Diluted	0.12	0.12	0.13	0.32

For the three and nine month periods ending September 30, 2006 and 2005, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 441,059 and 489,755 shares for the three months ended September 30, 2006 and 2005 respectively, and 468,008 and 485,814 shares for the nine months ended September 30, 2006 and 2005, respectively.

Note 3 - Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which was issued by the FASB in December 2004. SFAS 123R revises SFAS 123 "Accounting for Stock Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees," (APB 25) and its related interpretations. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS 123R also amends SFAS 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Note 3 - Stock-Based Compensation (continued)

The Company has adopted share-based compensation plans and an employee stock purchase plan, which are described below. The compensation cost that has been charged against income for those plans was approximately $39 thousand and $68 thousand for the nine-month periods ended September 30, 2006 and 2005, respectively, net of income tax.

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

Note 3 - Stock-Based Compensation (continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2006 and 2005.

	September 30,
	2006	2005

Assumptions in estimating average option fair values:
Risk free interest rate	4.69%	3.54%
Dividend yield	1.34%	1.24%
Volatility	28.25%	30.46%
Expected life	7.3 years	5.66 years

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outsanding December 31, 2005	1,271,917	$7.51
Granted	72,500	9.45
Exercised	(155,629)	4.01
Forfeited or expired	(38,186)	9.01
Outstanding September 30, 2006	1,150,602	8.06	5.3 years	$2,455
Exercisable September 30, 2006	1,070,102	7.96	4.9 years	2,429

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $3.30 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $793 thousand. There were no shares that vested during the nine months ended September 30, 2006.

As of September 30, 2006, there was $237 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $625 thousand. There was $40 thousand of tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the nine months ended September 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The adoption of the provisions of SFAS 123R for the nine months ended September 30, 2006 resulted in the recognition of $26 thousand of share-based compensation expense related to employee awards that would have resulted in no expense under the provisions of APB 25, and $13 thousand of share-based compensation expense to related to advisory board member awards that would have resulted in a similar expense under the provisions of APB 25. The impact of the adoption of the provisions of SFAS 123R on financial position and results of operations was insignificant.

Note 3 - Stock-Based Compensation (continued)

During the first quarter 2005, the Company vested all unvested stock options. As a result of this decision 623,725 non-vested options were accelerated from their established vesting over a 5 year period from date of grant to being fully vested. At the date the decision was made to accelerate the vesting, some of the options had exercise prices below market value. In accordance with the provisions of APB 25, compensation expense of $70 thousand ($45 thousand net of tax effect) has been recognized in the three months ended March 31, 2005 to reflect the effects of the accelerated vesting. The Company applied certain assumptions in the determination of the expense recognized during the period which were based on historical employee attrition rates.

The decision to accelerate the vesting of these options, which we believe to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS 123R. Because we accelerated these options, we expect to reduce our non-cash compensation expense related to these options by approximately $1.6 million (pre-tax) between the first quarter of 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(Amounts in thousands, except per share data, restated)

Net income:	$2,192	$5,773
As reported
Add: Total stock-based employee
compensation expense included
in reported net earnings,
net of related tax effects	-	45

Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(25)	(1,590)

Pro forma	$2,167	$4,228

Basic earnings per share:
As reported	$0.12	$0.32
Pro forma	0.12	0.24

Diluted earnings per share:
As reported	$0.12	$0.32
Pro forma	0.12	0.23

Note 4 - Investment Securities

During June 2006, management decided to implement a plan to reposition the investment portfolio. As part of the plan, $87.8 million (book value) of available-for-sale investment securities were identified to be sold, at a loss of $4.2 million. Through September 30, 2006, securities totaling $88.3 million had been sold at a loss of $4.2 million. The investment portfolio repositioning was completed during the third quarter, and as of September 30, 2006, there are no plans to sell any of the remaining securities in the investment portfolio.

Note 5 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30,		At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$261,419	25.7%	$244,177	28.0%
Commercial mortgage loans	348,913	34.3%	286,658	33.0%
Construction loans	202,321	19.9%	156,900	18.1%
Commercial and industrial loans	180,706	17.8%	151,950	17.5%
Loans to individuals	22,625	2.3%	29,142	3.4%

Subtotal	1,015,984	100.0%	868,827	100.0%

Less: Allowance for loan losses	(12,990)		(11,785)

Net loans	$1,002,994		$857,042

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Balance at beginning of period	$12,626	$12,365	$11,785	$12,537

Provision for loan losses	730	(300)	1,910	570

Charge-offs	(441)	(303)	(959)	(951)
Recoveries	75	11	254	108

Net charge-offs	(366)	(292)	(705)	(843)

Allowance for loans acquired in
purchase transactions, net	-	-	-	(491)

Balance at end of period	$12,990	$11,773	$12,990	$11,773

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Amounts in thousands)

Nonaccrual loans	$3,011	$1,408	$3,752
Foreclosed assets	525	280	389
Total nonperforming assets	$3,536	$1,688	$4,141

Note 5 - Loans (continued)

Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement 114. The other components are for collective loan impairment measured under FASB Statement 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

As of September 30, 2006, the Company had recorded investment in loans considered impaired in accordance with SFAS 114 of $3.2 million with a corresponding valuation allowance of $420 thousand.

Note 6 - Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Presold mortgage loan fees and service release premium	273	335	855	862
Investment brokerage and trust fees	206	116	580	567
SBIC management fees and income	248	108	498	311
Other	560	377	1,171	993

	$1,287	$936	$3,104	$2,733

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Postage, printing and office supplies	$237	$186	$602	$600
Telephone and communication	211	220	694	603
Advertising and promotion	278	171	748	625
Data processing and other outsourced services	227	130	596	389
Professional services	320	422	1,025	1,299
Other	1,152	1,165	3,642	3,445

	$2,425	$2,294	$7,307	$6,961

Note 7 - Common Stock Repurchase Programs

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through September 30, 2006, the Company had repurchased 741,100 shares at an average price of $9.40 per share under the three plans, including 134,000 shares at an average price of $9.78 purchased during the third quarter of 2006.

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

As has been previously reported, on July 11, 2006, management and the Audit Committee of the Board of Directors of Southern Community Financial Corporation concluded that the Company’s financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposits (“CDs”). Southern Community Financial Corporation has amended its Form 10-Q for the quarter ended March 31, 2006, and Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006, for the years ended December 31, 2005, 2004, and 2003 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q. The effects of the restatement are described more fully in Note 1 to the financial statements in this Form 10-Q. The discussions that follow reflect the effects of the restatement for the affected periods.

Summary of Third Quarter

During the third quarter of 2006, the Company again achieved record loan growth while maintaining excellent credit quality, and continued efforts to fund that growth through deposit generation. As a result, the Company surpassed the $1 billion mark in both loans and deposits for the first time. The Company recently combined and enhanced operations activities into a state-of-the-art facility in Winston-Salem, which will increase efficiency and provide support for enhanced service capabilities. Market expansion continued with the opening of a Charlotte-area regional office in Mooresville, and the announcement of a new de novo entry into the Asheville market. After only ten years of operations, the Company has moved into third position in deposit market share in its home base of Winston-Salem and fifth position in the Piedmont Triad.

For the third quarter, total loans grew by $56.9 million or 5.9% to end the period at $1.0 billion. A continued focus on increasing our deposits resulted in deposits growing to $1.0 billion at September 30, 2006, an increase in of 4.3% from prior quarter, an increase of $123.7 million or 13.8% compared with September 30, 2005, and up $78.9 million, or 8.4% from December 31, 2005. With an increased level of earning assets coupled with increases in variable interest rates, total interest income increased by $1.3 million, or 6.2% on a linked-quarter basis. Continued strong loan demand and deposit growth contributed to a 20 basis point expansion in our net interest margin, to 3.29% from 3.09% compared with the quarter ended September 30, 2005. Compared with the third quarter of 2005, net interest income increased $1.0 million, or 11.2%.

In 2005, the Company announced two plans to repurchase up to a total of 900,000 shares of its common stock. On July 26, 2006, the Company announced a plan to repurchase up to an additional 1 million shares of its common stock. Through September 30, 2006, the Company had repurchased 741,100 shares at an average price of $9.40 per share, including 134,000 shares repurchased during the third quarter of 2006 at an average price of $9.78 per share.

On October 26, 2006, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on October 18, 2006, declared a quarterly cash dividend of three and one-half cents ($0.035) per share on the Corporation’s common stock. The dividend is payable on December 1, 2006 to shareholders of record as of the close of business on November 15, 2006. This dividend is the seventh consecutive quarterly dividend, following a former practice of annual dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at September 30, 2006 and December 31, 2005

During the nine-month period, ending September 30, 2006, total assets increased by $129.9 million, or 10.1%, to $1.4 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $1.0 billion, an increase of $146.0 million, or 17.0% increase for the nine months.

The Company experienced solid loan demand in the third quarter, in our existing markets and from the opening of our Guilford County regional office in Greensboro in December 2005, our banking office in Raleigh in February 2006 and our Charlotte-area regional office in Mooresville in August 2006. At September 30, 2006, gross loans totaled $1.0 billion, an increase of $147.2 million or 17.0% from December 31, 2005. Commercial mortgage loans, which total $348.9 million or 34.3% of gross loans, continue to comprise the largest segment of the portfolio. Commercial mortgage loans also experienced the most growth increasing $26.2 million from prior quarter. Construction loans and the commercial and industrial portfolio represent 19.9% and 17.8% of gross loans, respectively. Loans secured by residential mortgages experienced strong growth during the quarter, increasing $18.3 million to end the period at $261.4 million or 25.7% of the total loan portfolio.

The Company made the decision to reposition its investment portfolio during the second quarter of 2006, to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company sold $88.3 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The proceeds from the sales of securities were reinvested in $51 million of securities with a weighted average yield of 5.79%, and used to fund loan growth.

We utilize various funding sources, as necessary, to support balance sheet management and growth. Customer deposits continue to be our primary funding source. At September 30, 2006, deposits totaled $1.0 billion, an increase of $78.9 million or 8.4% from year-end 2005. Core deposits accounted for the majority of the deposit growth during the period, increasing $92.7 million or 16.1% over the last twelve months and $45.2 million or 7.3% over the last nine months. We also utilize other funding sources, such as borrowing from the Federal Home Loan Bank, to supplement funding from deposits. Short-term borrowings increased at September 30, 2006 over December 31, 2005 as we position our funding in response to our analysis of interest rate risk. We expect over time at least a portion of the short-term borrowings will be replaced with longer term borrowings.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2006, our stockholders’ equity totaled $135.5 million, representing 9.56% of total assets. Stockholders’ equity increased by $590 thousand from December 2005, influenced primarily by earnings of $2.3 million, the repurchase of 280,300 shares of the Company’s outstanding common stock at a cost of $2.7 million, and $1.8 million of cash dividends declared and paid during the nine-month period.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net Income. For the three months ended September 30, 2006, the Company reported $2.1 million in net income, a decline of $110 thousand or 5.0%, compared to net income of $2.2 million for the same period in 2005. Earnings per diluted share remained constant at $0.12 compared with September 30, 2005.

The rising interest rate environment and the repositioning of our balance sheet contributed to the 20 basis point expansion of our net interest margin to 3.29% for the third quarter of 2006, from 3.09% recorded in September 30, 2005. Non-interest expense increased $1.4 million compared with the same quarter a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.

Net Interest Income. During the three months ended September 30, 2006, our net interest income was $10.2 million, an increase of $1.0 million or 11.2% over the third quarter 2005. As a result of the balance sheet repositioning and the positive effects of rising short-term interest rates on our floating rate loan portfolio, our net interest margin expanded by 20 basis points to 3.29% for the third quarter of 2006, compared to 3.09% for the third quarter of 2005. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. With continued strong loan demand, our average loans increased $127.2 million, or 14.9%, more than offsetting the $76.5 million decrease in average investment securities, when compared with the third quarter 2005. Proceeds from the sale of securities in the second quarter of 2006 were utilized to reinvest in $51 million of securities with a weighted average yield of 5.79%, and to fund loan growth. Rising interest rates have also impacted our funding costs. Our cost on average interest bearing liabilities for the third quarter of 2006 increased 107 basis points to 4.22% compared to the third quarter of 2005.

Our net interest margin was also impacted on a comparative basis by the redesignation in the third quarter of 2006 of the interest rate swaps related to brokered CDs. For periods prior to the redesignation, the net cash settlement on the swaps was reflected in non-interest income. Since redesignation, the net cash settlement is reflected as a component of interest expense. Net cash settlement included in interest expense for the third quarter of 2006 totaled $153 thousand, which had an impact of decreasing the net interest margin by 5 basis points for the third quarter of 2006.

The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Our net interest margin in the future will be impacted by actions taken by the Federal Reserve Board with respect to interest rates and competition in our markets. We expect to see some compression in our margins if interest rates remain steady or begin to decline, as some of our lower-rate funding is repricing at higher levels. In addition, continued robust loan growth may outpace our ability to attract lower-cost local deposits. As such, we will seek to fund this growth as efficiently as possible through our ready access to correspondents and other wholesale market funds.

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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
				Restated
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$980,966	$19,229	7.78%	$853,802	$14,424	6.70%
Investment securities available for sale	161,930	2,055	5.03%	233,424	2,209	3.75%
Investment securities held to maturity	85,021	836	3.90%	90,042	885	3.90%
Federal funds sold	2,645	31	4.71%	1,759	16	3.61%

Total interest earning assets	1,230,562	22,151	7.14%	1,179,027	17,534	5.90%
Other assets	139,749			127,516

Total assets	$1,370,311			$1,306,543

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$340,240	$2,776	3.24%	$255,193	$1,221	1.90%
Time deposits greater than $100K	336,222	3,860	4.55%	285,721	2,608	3.62%
Other time deposits	208,776	2,262	4.30%	223,923	1,764	3.13%
Short-term borrowings	66,576	790	4.71%	91,992	945	4.07%
Long-term debt	169,765	2,248	5.25%	193,324	1,810	3.71%

Total interest bearing liabilities	1,121,579	11,936	4.22%	1,050,153	8,348	3.15%

Demand deposits	102,111			107,647
Other liabilities	12,313			13,120
Stockholders' equity	134,308			135,623

Total liabilities and stockholders' equity	$1,370,311			$1,306,543

Net interest income and net interest spread		$10,215	2.92%		$9,186	2.75%
Net interest margin			3.29%			3.09%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.72%			112.27%

Provision for Loan Losses. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for loan losses at September 30, 2006 totaled $730 thousand, compared to a reduction in the allowance of $300 thousand for the three months ended September 30, 2005. The increase in the provision for loan losses reflected strong loan growth and management’s evaluation of the loan portfolio and other economic factors. In 2005, reserves were reduced as the result of the satisfactory resolution of certain credits for which specific reserves had been established. During the three months ended September 30, 2006, net loan charge-offs totaled $366 thousand, an increase of $74 thousand from $292 thousand of net charge-offs during the three months ended September 30, 2005 reflective of the growth in the loan portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding increased one basis point to 0.15% for the three months ended September 30, 2006 compared to 0.14% for the three months ended September 30, 2005. Non-performing assets at September 30, 2006 increased to $3.5 million or 0.25% of total assets from $1.7 million or 0.13% of total assets at December 31, 2005 but were down from $4.1 million or 0.32% of total assets as of September 30, 2005. The allowance for loan losses at September 30, 2006 represented 1.28% of loans outstanding, compared with 1.36% at December 31, 2005 and 1.37% at September 30, 2005. The allowance for loan losses as a percentage of loans outstanding have declined as a result of and the identified risk in the loan portfolio and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended September 30, 2006, non-interest income increased by $1.2 million or 79.6% to $2.7 million from $1.5 million for the same period in the prior year. Service charges on deposit accounts for 2006 increased to $1.1 million, up $106 thousand, or 10.9% over the third quarter of 2005. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. Investment brokerage and trust fees were up $90 thousand to $206 thousand for the quarter, offset somewhat by a decline in mortgage banking activity income of $62 thousand to $273 thousand. We recently have reorganized our brokerage and trust services into a wealth management group, and hired a mortgage banking veteran to lead our mortgage operations. We believe the changes made in these areas will have a positive impact on non-interest income in the future. SBIC management fees and income increased to $248 thousand, up $140 from the year ago period. As Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.

As has been previously reported, the Company restated earnings for the quarter ended March 31, 2006 and the years ended December 31, 2003, 2004 and 2005 and the related quarterly periods to correct the accounting for certain derivative transactions under Statement of Financial Accounting Standards (“SFAS”) 133. As a result of not applying certain hedge accounting to certain interest rate swap transactions, the Company recorded a gain of $296 thousand in the third quarter of 2006, compared with a loss of $409 thousand in the third quarter of 2005, and a loss of $772 thousand for the nine months ended September 30, 2006 compared to a loss of $421 thousand for 2005. During the third quarter of 2006, the Company re-designated the interest rate swaps as fair value hedges for accounting purposes. Future changes in fair value to be recognized immediately in earnings are expected to be minor.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, and Mooresville, we have consistently seen increases in every major component of our non-interest expense. For the three months ended September 30, 2006, our non-interest expense increased $1.4 million or 18.3% over the same period in 2005. On a consolidated basis, salaries and employee benefit expense increased $982 thousand or 25.9%. Occupancy and equipment expense increased $270 thousand, or 18.5%. Other expenses increased $131 thousand or 5.7% to $2.4 million. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters, the opening of our new Mooresville branch in August 2006 and the entrance into the Asheville market in the fourth quarter of 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.8% for the three months ended September 30, 2006 and 36.2% for September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Net Income. Our net income for the nine months ended September 30, 2006 was $2.3 million, compared to $5.8 million at September 30, 2005. The Company, during the second quarter, made the decision to reposition its investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company sold $88.3 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The restructuring resulted in a charge of $4.2 million (approximately $2.7 million after-tax, or $0.15 per diluted share), in the second quarter of 2006 and impacted the results of operations for the nine months ended September 30, 2006. The proceeds from the sale of securities were used to purchase $51 million of securities with a weighted average yield of 5.79% and to fund loan growth. The Company expects to improve the yield on its investment portfolio, improve its net interest margin, and improve future earnings as a result of the restructuring. The repositioning had a minimal impact on shareholders’ equity as the decline in value of the investments had been reflected in accumulated other comprehensive income.

Continued strong loan growth during the first nine months of 2006 more than offset the reduction in the investment portfolio from the balance sheet repositioning, and our level of average earning assets has increased $64.4 million or 5.6% for the first nine months of 2006. Our interest rate spread and net yield on average interest-earning assets increased 11 basis points and 16 basis points, respectively, compared with the corresponding period in 2005. Our net interest income grew 11.1%, or $3.0 million for the nine-month period ended September 30, 2006 to $30.3 million. Our non-interest expense growth of $3.4 million, or 15.0%, included the costs of new infrastructure, facilities and personnel associated with the continued expansion of our business.

Non-interest income for the nine months ended September 30, 2006 included a loss of $772 thousand related to economic hedges compared to a loss of $421 thousand for the same period in 2005. During the third quarter of 2006, the majority of the derivatives were redesignated as accounting hedges and future changes in fair value to be recognized immediately in earnings are expected to be immaterial.

Net Interest Income. During the nine months ended September 30, 2006, our net interest income totaled $30.3 million, an increase of $3.0 million or 11.1% over the $27.3 million for the same nine-month period in 2005. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate hikes by the Federal Reserve and the balance sheet restructuring. Due to strong loan demand our level of average earning assets has increased $64.4 million or 5.6% for the nine-months ended September 2005, net of the impact of the reduction in our investment portfolio. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. Our average yield on interest-earning assets in the first nine months of 2006 increased 111 basis points above that of the first half of 2005 to 6.85%. Rising rates have also impacted our funding costs, and for the nine months of 2006, funding costs increased 101 basis points to 3.90% from 2.89% for the comparable period a year ago. Average interest bearing liabilities increased $74.0 million or 7.2% to $1.1 billion from $1.0 billion for the nine-month period ending September 2005. For the nine months ended September 30, 2006, our net interest spread was 2.96% and our net interest margin was 3.33%. For the nine months ended September 30, 2005, our net interest spread was 2.85% and our net interest margin was 3.17%.

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

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
				Restated
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$935,923	$53,342	7.62%	$828,846	$40,103	6.47%
Investment securities available for sale	190,801	6,335	4.44%	232,028	6,736	3.88%
Investment securities held to maturity	86,375	2,544	3.94%	88,255	2,549	3.86%
Federal funds sold	1,980	66	4.41%	1,537	40	3.48%

Total interest earning assets	1,215,079	62,287	6.85%	1,150,666	49,428	5.74%
Other assets	134,014			121,446

Total assets	$1,349,093			$1,272,112

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$335,434	$7,292	2.91%	$247,746	$2,985	1.61%
Time deposits greater than $100K	326,619	10,382	4.25%	275,035	7,028	3.42%
Other time deposits	208,784	6,130	3.93%	226,218	4,740	2.80%
Short-term borrowings	58,905	2,065	4.69%	90,275	1,901	2.82%
Long-term debt	167,457	6,122	4.89%	183,908	5,500	4.00%

Total interest bearing liabilities	1,097,199	31,991	3.90%	1,023,182	22,154	2.89%

Demand deposits	105,334			102,353
Other liabilities	11,754			11,351
Stockholders' equity	134,806			135,226

Total liabilities and stockholders' equity	$1,349,093			$1,272,112

Net interest income and net interest spread		$30,296	2.96%		$27,274	2.85%
Net interest margin			3.33%			3.17%
Ratio of average interest-earning assets
to average interest-bearing liabilities	110.74%			112.46%

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2006 was $1.9 million representing an increase of $1.3 million from the $570 thousand provision we made for the nine months ended September 30, 2005. The nine months ended September 30, 2005 included a reduction in the allowance as the result of satisfactory resolution of certain credit relationships for which specific reserves had been previously provided. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The increase in the provision for loan losses reflected strong loan growth, charge-offs connected with the sale of the remaining consumer finance portfolio, a business line the Company exited in 2003, and management’s evaluation of the loan portfolio and other economic factors. During the nine months ended September 30, 2006 net loan charge-offs totaled $705 thousand, down from $843 thousand of net charge-offs during the nine months ended September 30, 2005. Approximately 52% of the charge-offs for the first nine months related to the consumer finance portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .10% for the nine months ended September 30, 2006, down from the 0.14% in the year ago period. The amount of non-performing assets decreased to $3.5 million from $4.1 million at September 30, 2006 and September 30, 2005, and as a percentage of total assets the ratio decreased to 0.25% of total assets at September 2006 from 0.32% at September 2005. The allowance for loan losses at September 30, 2006 represented 1.28% of loans outstanding, compared with 1.36% at December 31, 2005 and 1.37% at September 30, 2005. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of and the identified risk in the loan portfolio, and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the nine months ended September 30, 2006, the Company reported non-interest income of $1.3 million, affected by the loss from the balance sheet restructuring of $4.2 million during second quarter 2006. Non-interest income reflected the growth of service charges on transaction accounts of $492 thousand, or 18.1% over the same period a year ago. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. Mortgage loan fees and servicing release premiums, and investment brokerage and trust fees were basically flat compared to the year ago period. We have recently hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. We believe the changes made in these areas will have a positive impact on non-interest income in the future. SBIC management fees and income increased to $498 thousand, an increase of $187 thousand from September 30, 2005. As Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as our share of gains and losses on their investments are recognized.

Changes in the fair value of swaps reduced non-interest income by $406 thousand for the nine months ended September 30, 2006, compared with a reduction in non-interest income of $541 thousand for the same period in 2005. During the third quarter of 2006, the majority of the derivatives were redesignated as accounting hedges and future changes in fair value to be recognized immediately in earnings are expected to be minor.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. From 1998 forward through the current nine-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, and Mooresville, we have consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2006, our non-interest expense increased $3.4 million or 15.0% over the same period in 2005. Salaries and employee benefit expense increased $2.2 million or 19.2%. Occupancy and equipment expense increased $844 thousand or 20.2% reflecting the costs of new infrastructure and facilities. Other expenses increased $346 thousand or 5.0%, primarily in communications and technology costs. During 2006, we anticipate some variability within our non-interest expense due to the move of our operations and certain other administrative departments into a new facility in the second and third quarters, the opening of our new Mooresville branch in August 2006, and the entrance into the Asheville market in the fourth quarter of 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.8% and 35.9% for the nine months ended September 30, 2006 and 2005, respectively.

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

Federal funds sold and investment securities aggregated $257.0 million at September 30, 2006, a decrease of $35.6 million from $292.6 million at December 31, 2005. During the second and third quarters of 2006, we restructured our investment portfolio to eliminate certain lower-yielding investments, improve net interest margin and net interest income levels, and mitigate overall interest rate risk exposure. As part of the restructuring, the Company sold $88.3 million of available-for-sale securities, or approximately 30% of the total investment portfolio, with a weighted average yield of 3.70%. The proceeds from the sales of securities were used to purchase $51 million of investment securities with a weighted average yield of 5.79%, and to fund loan growth. We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $60 million. We also have the credit capacity to borrow up to $353.3 million, as of September 30, 2006, from the Federal Home Loan Bank of Atlanta (FHLB), with $178.7 million outstanding as of that date. At September 30, 2005, we had FHLB borrowings outstanding of $168.5 million. We also had repurchase agreements with total outstanding balances of $20.0 million at September 30, 2006. Of this balance, $10.0 million represented accommodations for our deposit customers and $10.0 million was with our correspondent banks. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At September 30, 2006, our outstanding commitments to extend credit consisted of loan commitments of $363.6 million and amounts available under home equity credit lines, other credit lines and letters of credit of $83.4 million, $11.9 million and $12.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our ten-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the bank began initiatives to increase demand and other non-maturity deposit accounts to improve our funding mix. As a result of those initiatives, non-maturity deposits at September 30, 2006 increased $82.5 million or 21.8%, compared to September 30, 2005, and have had a positive impact on our net interest margin. Certificates of deposits represented 54.9% of our total deposits at September 30, 2006, a decrease from 57.8% at September 30, 2005. Brokered and out-of-market deposits decreased by 13.3% at the end of the third quarter 2006. Time deposits of $100,000 or more totaled $351.9 million and $302.0 million at September 30, 2006 and September 30, 2005, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. At September 30, 2006, our Tier I capital to average quarterly asset ratio was 9.06% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2006 was 11.52%.

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

Our asset and liability committee is responsible for reviewing our liquidity requirements and managing our sensitivity to changes in interest rates. Interest rate risk arises because the interest-earning assets and interest-bearing liabilities of the bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process quarterly that measures the impact of changing interest rates on net interest income. The results of the most recent analysis indicated that the Company is relatively interest rate neutral, as such if interest rates increased or decreased by two percentage points, our net interest income over a one-year time frame could decrease by 1.53% or decrease by 1.26%, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

As a result of the restatement described in Note 1 to the financial statements, the Company concluded that as of December 31, 2005, March 31, 2006 and June 30, 2006, the Company had a material weakness in internal control over financial reporting related to the accounting for derivative financial instruments, specifically the documentation, measurement and recording of interest rate swaps and related hedged brokered certificates of deposits. During the quarter ended September 30, 2006, the Company concluded that it has remediated the material weakness. Specifically, since the identification of the material weakness the Company has taken the following remedial actions during the quarter:

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. Subsequent to the end of the second quarter, on July 26, 2006, the Company announced a plan to repurchase up to 1 million shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2006. See Note 7 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced	Be Purchased Under the
Period	Purchased	per Share	Programs	Programs
July 1, 2006 to July 31, 2006	-	$-	-	1,292,900
August 1, 2006 to August 31, 2006	81,700	$9.77	81,700	1,211,200
September 1, 2006 to September 30, 2006	52,300	$9.80	52,300	1,158,900

Item 6. Exhibits

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 9, 2006	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: November 9, 2006	By:	/s/ David W. Hinshaw
David W. Hinshaw
Executive Vice President and Chief Financial Officer