Form 10-K
period 2006-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2007-03-16
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes. ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Large accelerated filer ☐  Accelerated filer ☒  Non -accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $153.4 million.

As of February 28, 2007, the registrant had outstanding 17,426,021 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2007 to be mailed to shareholders within 120 days of December 31, 2006.	Part III

Form 10-K Table of Contents

PART I

Item 1. Business

Who We Are

Southern Community Financial Corporation (“we” or the “Company”) is the holding company for Southern Community Bank and Trust (the “Bank”), a community bank with twenty-one banking offices operating in eight counties throughout North Carolina. The Bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. We have banking offices in the Piedmont Triad area, including Winston-Salem (our headquarters), Greensboro and High Point, and surrounding areas; Mooresville (the Charlotte area), and Raleigh, and opened a loan production office in Asheville with a branch planned for 2007.

At December 31, 2006, we had total assets of $1.4 billion, net loans of $1.0 billion, deposits of $1.0 billion, and shareholders’ equity of $136.2 million. We had net income of $4.2 million, $7.7 million, and $8.1 million and diluted earnings per share of $0.24, $0.42, and $0.45 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

In our ten years of existence we have accomplished the following:

•	Advanced into third position in deposit market share in our home base of Forsyth County and fifth position in the Piedmont Triad;
•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets to over $1.0 billion and increasing the number of banking offices;
•	Began payment of an annual cash dividend in 2004, which was increased and made a quarterly dividend in 2005;
•	Began in-house item processing for the Bank in October 2004;
•	Began offering trust services in 2002 including investment management, administration and advisory services primarily for individuals, partnerships and corporations;
•	Listed our common stock on the NASDAQ National Market System on January 2, 2002, and beginning July 3, 2006, on the NASDAQ Global Select Market;
•
Maintained a strong credit culture. As of December 31, 2006, our non-performing assets totaled $3.5 million or 0.25% of total assets and our allowance for loan losses was $13.0 million or 1.26% of total loans and 495% of non-performing loans; and

•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina.

The website for the Bank is www.smallenoughtocare.com. Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” The Company is registered as a financial holding company with the Federal Reserve System. The Bank is organized under the laws of North Carolina and the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock and our trust preferred securities are traded on the NASDAQ Global Select Market System under the symbols “SCMF” and “SCMFO”, respectively.

Our Market Area

We consider our primary market area to be the Piedmont Triad area of North Carolina, Raleigh, and Asheville, and to a lesser extent, adjoining counties.  The Piedmont Triad is a 12 county region located in north central North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point.  The region has one-fifth of the state’s population and one-fifth of its labor force. Its estimated population at the end of 2006 was in excess of 1.9 million. The region’s population is expected to grow an estimated 15.5% between 2000 and 2010.

The Piedmont Triad is the largest Metropolitan Statistical Area located entirely in North Carolina.  The MSA is also one of the top 50 in the country in both total population and number of households.  Winston-Salem is the largest city in Forsyth County and the fifth largest city in North Carolina.  Greensboro is the largest city in Guilford County and the third largest city in North Carolina, while High Point is the second largest city in Guilford County and the eighth largest city in North Carolina. In 2006, Forsyth County had an estimated population of almost 326 thousand and Guilford County has an estimated population of almost 441 thousand.

The Piedmont Triad is the economic hub of northwest North Carolina. In 2006, the median family income ranged from a low of $45.2 thousand dollars in the Mt. Airy micropolitan area to a high of $58.2 thousand dollars in the Winston-Salem metropolitan area. The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 800 thousand in 2005. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. The major employment sectors in 2005 were services (34%), manufacturing (20%), trade (16%), government (12%), financial (7%), and construction (5%). From January 2006 to December 2006, the unemployment rate in the Piedmont Triad decreased from 4.9% to 4.8%.

The Bank serves our market area through twenty-one full service banking offices. Our television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the Piedmont Triad area. The Bank’s customers may access various banking services through over one hundred ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products. These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

We have also diversified our revenue in order to generate non-interest income. These efforts include our mortgage loan department, our small business investment company manager (which generates management fees) and our wealth management department, Southern Community Advisors, which offers investment advisory, brokerage, trust and insurance services. For the year ended December 31, 2006 our non-interest income, excluding securities gains and losses, represented 16.1% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success.

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

VCS Management, LLC was formed in March 2000 as the managing general partner of Salem Capital Partners, L.P. (“SCP I”), a small business investment company licensed by the Small Business Administration. The Bank has invested $1.7 million in the partnership, which has a total of $9.2 million of invested capital from various private investors including the Bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The Bank shares in any earnings of the partnership through its investment in the partnership. During 2006, Salem Capital Partners II, L.P. (“SCP II”) was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I. At December 31, 2006, the Bank has committed to investing up to $2 million in SCP II, or approximately 19.7% of the total committed capital for SCP II. In connection with the formation of SCP II, a new entity, SCP Advisor LLC, was formed to manage SCP I and II. The Bank owns 49% of SCP Advisor LLC. For the year ended December 31, 2006, the Company earned $792 thousand, or 1.8% of total revenue, from its SBIC activities, including income from the investments in SCP I and II and SBIC management fees.

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital for regulatory capital purposes. At present, the entire proceeds from the Trust II Securities qualify as Tier 1 capital of the Company for regulatory capital purposes.

Competition

The activities in which the Bank engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit state-wide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, a new community bank and one savings institution also have their headquarters in Winston-Salem. As of June 2006, we operated branches in Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina. On that date, there were 590 branches operated by forty-five banks and nine savings institutions in these eight counties with approximately $38.0 billion in deposits. Deposits of the Bank in June 2006 were $985.1 million. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to us and the Bank. Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

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

Employees

During 2006, all employees of Southern Community Financial Corporation were compensated by the Bank. At December 31, 2006, the Bank employed 326 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good and extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

SUPERVISION AND REGULATION

Southern Community Financial Corporation is registered as a financial holding company with the Federal Reserve. The Bank is a North Carolina chartered banking corporation which is not a member of the Federal Reserve System. Banking is a complex, highly regulated industry. The primary goals of bank regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2006, our Tier 1 leverage capital ratio and total capital were 8.73% and 11.40%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2006, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve limits restricted core capital elements to twenty-five percent of all core capital elements.

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

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, our subsidiary bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. During 2006, the Bank elected to withdraw as a member of the Federal Reserve System and the Bank is now subject to regulation, supervision and regular examination by the Federal Deposit Insurance Corporation. The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

 Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank, including the Company and Southern Community Capital Trust II, is deemed to be an affiliate of the Bank.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. During 2006, no reserves were required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves were required to be maintained on aggregate balances in excess of $48.3 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2007, no reserves will be required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.

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

If a state bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

If a state bank were classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank. If a state bank is classified as significantly undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The FDIC is required to conduct a full-scope, on-site examination of every member bank on a periodic basis.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. The Bank’s deposit accounts are insured up to the maximum per insured account by Federal Deposit Insurance Corporation. During 2006, the FDIC approved a new risk-based assessment system for deposit insurance. It is expected that all banks will pay assessments under this revised system, while under the previous system, certain banks deemed not to pose a threat to the deposit insurance system did not pay any assessments. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under the revised assessment rate schedule, the Bank's assessment will range from 0.02 to 0.04% at the lowest assessment risk category up to a maximum assessment of 0.40% of the Bank's average deposit base, with the exact assessment determined by the Bank's assets, its capital and the FDIC's supervisory opinion of its operations. The insurance assessment rate may change periodically. Increases in the assessment rate may have an adverse effect on the Bank's operating results.

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

With most of our loans concentrated in the Piedmont Triad region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2006, approximately 72% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Southern Community’s loan losses could exceed the allowance for loan losses it has set aside. Southern Community’s average loan size continues to increase and reliance on historic allowances for loan losses may not be adequate. Approximately 70% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria Southern Community utilizes, losses may be experienced as a result of various factors beyond its control, including, among other things, changes in market conditions affecting the value of its loan collateral and problems affecting the credit of its borrowers.

The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.

We intend to continue to build market share through our de novo branching strategy. We have regulatory approval to open a new branch in Asheville, North Carolina, which we intend to do during 2007. There are considerable costs involved in opening branches. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

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

Current and future legislation and the policies established by federal and state regulatory authorities will affect Southern Community’s operations. Southern Community is subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Southern Community’s principal subsidiary, Southern Community Bank and Trust, as a state chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in Southern Community, by restricting its activities, such as:

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

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended January 31, 2007 was approximately 13,500 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the larger bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $34.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Our obligations under the debentures and the guarantee are unsecured and will rank junior in priority of payment to our existing liabilities and any future senior and subordinated indebtedness and will rank equally with our existing convertible trust preferred securities. We had no senior or subordinated indebtedness at December 31, 2006. However, our issuance of the debentures and the preferred securities does not limit our ability or the ability of our subsidiaries to incur additional indebtedness, guarantees or other liabilities. Also, because we are a holding company, the creditors of our bank subsidiary, including depositors, also will have priority over holders of the preferred securities in any distribution of our subsidiaries’ assets in liquidation, reorganization or otherwise. Accordingly, the debentures and the guarantee will be effectively subordinated to all existing and future liabilities of our subsidiaries, and holders of the preferred securities should look only to our assets for payments on the preferred securities and the debentures.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006 we operated out of twenty-one banking offices, six operations/administrative offices, three lending offices and an investment advisory office. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year		Owned
	Square	Established		or
	Footage	or Acquired		Leased
Banking Offices:
Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004		Owned

Dobson, North Carolina			[1]
201 West Kapp Street	2,800	1995		Owned

Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005		Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003		Owned

Jonesville, North Carolina			[1]
503 Winston Road	2,500	1995		Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002		Owned

King, North Carolina			[1]
105 Post Office Street	4,000	2004		Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990		Owned

Mooresville, NC
210 Knob Hill Road	8,800	2006		Owned

Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	[1]	Owned
2010 Community Drive	3,500	1988	[1]	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	[1]	Owned

Raleigh, North Carolina
2626 Glenwood Avenue	1,501	2006		Leased

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:
Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	[1]	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	[1]	Owned

Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	[1]	Leased

Winston Salem, North Carolina
4701 Country Club Road	4,300	1996		Leased
225 Hanes Mill Road	2,800	2001		Owned
3151 Peters Creek Parkway	2,500	1998		Leased
536 South Stratford Road	2,400	1998		Leased

Yadkinville, North Carolina
532 East Main Street	7,800	1998		Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
465 Shepherd Street	47,114	2006		Owned
100 Cambridge Plaza	7,028	2006		Owned
104 Cambridge Plaza	7,028	2006		Owned
108 Cambridge Plaza	7,028	2006		Owned
112 Cambridge Plaza	7,988	2006		Owned
4605 Country Club Road - Corporate	27,000	2003		Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Road	3,200	1998		Owned

Asheville, North Carolina
80 Peachtree Road	3,191	2006		Leased

Mooresville, North Carolina
249 Williamson Road, Ste. 100	1,700	2004		Leased

Investment Office:
Winston Salem, North Carolina
4505 Country Club Road	4,200	2004		Leased

(1) Acquired as part of The Community Bank acquisition.

In addition to the above locations, we have four off site ATMs located at 3484 Robinhood Road, and 401 Deacon Boulevard in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina, and approximately 100 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2006 of $40.5 million. See further information presented in Note 7 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

Our common stock and preferred securities are listed on the NASDAQ Global Select Market under the symbols “SCMF” and “SCMFO”, respectively. The following table sets forth the high and low sales prices per share of our common stock and our preferred securities (“SCMFO”), based on published financial sources, and our dividend payments for the last two years.

		Price				Declared Cash Dividend per share *
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2005	First Quarter	$10.75	$9.04	$11.20	$10.35	$0.12
	Second Quarter	10.25	7.97	11.00	10.30	0.03
	Third Quarter	9.95	9.17	11.25	10.37	0.03
	Fourth Quarter	9.86	8.61	10.85	10.35	0.03

2006	First Quarter	$10.37	$8.76	$10.95	$10.31	$0.030
	Second Quarter	9.79	9.15	10.55	10.15	0.035
	Third Quarter	9.94	9.25	10.95	10.20	0.035
	Fourth Quarter	11.09	9.63	10.90	10.17	0.035

At February 28, 2007, there were approximately 7,520 holders of record of our common stock.

* Our first annual cash dividend of $0.11 per share of its common stock was paid on March 15, 2004. On March 15, 2005, the Company paid its second annual cash dividend of $0.12 per share of its common stock. We paid quarterly cash dividends of $0.03 per share each on June 1, September 1, December 1, 2005, and March 1, 2006. We paid quarterly cash dividends of $0.035 per share each on June 1, September 1 and December 1, 2006. On February 1, 2007 we announced the declaration of a quarterly cash dividend of $0.035 per share of the common stock, to be paid on March 1, 2007 to shareholders on record as of the close of business on February 15, 2007.

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

In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Share Repurchases

We announced a plan to repurchase up to 300,000 shares of our common stock in March 2005, to repurchase an additional 600,000 shares of our common stock in September 2005 and to repurchase up to an additional 1 million shares of our common stock in July 2006. Through December 31, 2006, we had repurchased 837,926 shares at an average price of $9.48 per share under the three plans, including 96,826 shares at an average price of $10.06 purchased during the fourth quarter of 2006. The table below sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

October 1, 2006 to October 31, 2006	37,700	$9.91	37,700	1,121,200
November 1, 2006 to November 30, 2006	40,800	$10.12	40,800	1,080,400
December 1, 2006 to December 31, 2006	18,326	$10.24	18,326	1,062,074

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following tables set forth selected consolidated financial information and other data. The results for 2004 include The Community Bank from January 12, 2004. The information set forth below does not purport to be complete and should be read in conjunction with our consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operating Data:
Interest income	$85,520	$68,097	$54,656	$36,019	$33,281
Interest expense	44,798	31,128	20,175	14,937	15,803
Net interest income	40,722	36,969	34,481	21,082	17,478
Provision for loan losses	2,510	950	2,239	2,285	1,655
Net interest income after
provision for loan losses	38,212	36,019	32,242	18,797	15,823
Non-interest income	3,678	7,134	7,949	5,033	3,927
Non-interest expense	35,802	31,319	27,520	18,333	14,781
Income before
income taxes	6,088	11,834	12,671	5,497	4,969
Provision for income taxes	1,890	4,161	4,556	1,919	1,755
Net income	$4,198	$7,673	$8,115	$3,578	$3,214
Securities gains(losses) included in
non-interest income	$(4,156)	$(266)	$-	$-	$70

Per Share Data: (8)
Net Income
Basic	$0.24	$0.43	$0.47	$0.41	$0.37
Diluted	0.24	0.42	0.45	0.39	0.35
Cash dividends (2)	0.135	0.210	0.110	-	-
Book value	7.83	7.66	7.68	5.65	5.41
Weighted average shares
Basic	17,566,315	17,825,152	17,298,285	8,826,780	8,788,295
Diluted	17,757,436	18,133,859	18,033,333	11,369,429	9,085,853

Balance Sheet Data:
Total assets	1,436,465	1,287,613	1,222,946	798,948	612,239
Loans	1,033,411	868,827	796,103	519,746	421,938
Allowance for loan losses	13,040	11,785	12,537	7,275	6,342
Deposits	1,024,582	941,949	845,501	575,439	449,216
Short-term borrowings	92,748	9,186	69,647	51,900	40,706
Long-term debt	172,549	192,551	163,494	117,627	72,250
Stockholders’ equity	136,225	134,885	136,834	50,806	47,539

Capital Ratios: (6)
Total risk-based capital	10.87%	11.88%	11.68%	10.65%	12.23%
Tier 1 risk-based capital	9.76%	10.71%	10.43%	9.45%	10.98%
Leverage ratio	8.36%	8.65%	8.54%	7.49%	8.95%
Equity to assets ratio	9.48%	10.48%	11.20%	6.37%	7.76%

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	0.31%	0.60%	0.69%	0.51%	0.58%
Return on average equity	3.11%	5.67%	6.21%	7.31%	7.24%
Net interest spread (3)	2.92%	2.86%	3.03%	3.00%	3.02%
Net interest margin (1)	3.30%	3.20%	3.26%	3.22%	3.34%
Non-interest income as a
percentage of total
revenue (7)	8.28%	16.18%	18.73%	19.27%	18.35%
Non-interest income as a
percentage of average
assets	0.27%	0.56%	0.68%	0.72%	0.71%
Non-interest expense to
average assets	2.62%	2.44%	2.36%	2.63%	2.66%
Efficiency ratio (4)	80.64%	71.01%	64.86%	70.20%	69.05%
Dividend payout ratio (2)	56.26%	48.84%	23.40%	0.00%	0.00%

Asset Quality Ratios:
Nonperforming loans to
period-end loans	0.26%	0.16%	0.27%	0.15%	0.43%
Allowance for loan losses
to period-end loans	1.26%	1.36%	1.57%	1.40%	1.50%
Allowance for loan losses
to nonperforming loans	495%	837%	577%	946%	348%
Nonperforming assets
to total assets (5)	0.25%	0.13%	0.27%	0.13%	0.36%
Net loan charge-offs
to average loans outstanding	0.13%	0.14%	0.19%	0.29%	0.18%

Other Data:
Number of banking offices	21	19	18	8	8
Number of full-time
equivalent employees	326	299	271	157	141

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)
Cash dividends and the dividend payout ratios for 2006 reflect a quarterly dividend paid March 15, 2006 of $0.03 per share, and quarterly dividends of $0.035 per share paid on June 1, September 1, and December 1, 2006.  2005 represents an annual dividend of $0.12 per share paid on March 15, 2005, and quarterly dividends of $0.03 per share paid on June 1, September 1, and December 1, 2005.  2004 represents an annual dividend paid on March 15, 2004.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(6)	Capital ratios are for the Bank.
(7)	Total revenue consists of net interest income and non-interest income.
(8)	All per share data has been restated to reflect the dilutive effect of 5% stock dividends in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of our operations.

CRITICAL ACCOUNTING POLICY

Our accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. We make a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Material estimates and assumptions that are most susceptible to significant change relate to the determination of the allowance for loan losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management’s judgments include those involved in risk grading the loan portfolio, determining specific allowances for loans considered impaired, and evaluating the impact of current economic conditions on the levels of the allowance. While management believes that the allowance for loan losses is appropriate and adequate to cover probable losses inherent in the portfolio, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. For further discussion, see “Nonperforming Assets” and “Analysis of Allowance for Loan Losses” under “ASSET QUALITY.”

OVERVIEW

Our founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, we began in 1995 the process by which Southern Community Financial Corporation was created, and began operations on November 18, 1996. From inception, we have strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina. We offer a broad array of banking and other financial products - products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.4 billion in total assets in just over ten years of operations.

We began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2006, Southern Community Financial Corporation has grown to a total of twenty-one full-service banking offices with $1.0 billion in customer deposit accounts. In support of this growth, we have generated additional capital through issuing common stock and retaining operating earnings. At December 31, 2006, we have $136 million of total stockholders’ equity. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. In October 2001, we formed Southern Community Financial Corporation, a financial holding company, to become the parent company of Southern Community Bank and Trust. On January 12, 2004 we acquired The Community Bank, a $240 million asset community bank with 10 banking offices in contiguous markets. We created Southern Community Advisors, our wealth management division, and have developed and acquired mortgage banking operations. While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income. In 2006, the Bank opened a regional banking office in Mooresville, a rapidly growing community of the Charlotte region, and a regional banking office in Raleigh. In addition, we recently received regulatory approval to open a new branch in Asheville, North Carolina, which we intend to do in 2007.

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

Financial Condition at December 31, 2006 and 2005

During the year ended December 31, 2006, our total assets increased by $148.9 million, or 11.6%, to $1.4 billion. Of the increase in total assets, $127.0 million represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $164.6 million, or 18.9%, in total loans receivable. Total deposits grew to $1.02 billion at December 31, 2006, an increase of $82.6 million or 8.8% from the year ago period. Premises and equipment increased by $9.2 million net of depreciation, principally as a result of expanding our network with the new regional office in Mooresville, NC and a new state of the art Operations Center.

Our total loan growth of $164.6 million in 2006 was concentrated in commercial mortgage and construction loans, which increased by $73.3 million and $60.0 million, respectively. Commercial and industrial loans increased by $25.8 million and loans secured by residential real estate grew by $18.3 million during the year. These gains were offset slightly by a reduction in consumer loans of $7.8 million. During 2006 we continued our program of originating residential mortgage loans for sale. At the end of the year mortgage loans held for sale totaled $3.6 million.

Our total liquid assets, defined as cash and due from banks, federal funds sold and other interest-bearing deposits, and investment securities, decreased by $31.7 million during the year, to $285.4 million at December 31, 2006, as we restructured our balance sheet during 2006 to dispose of certain lower-yielding investments and reinvest the proceeds in higher-yielding investment securities and in the loan portfolio. Liquid assets represented 19.9% of total assets at December 31, 2006 as compared to 24.6% at the beginning of the year. While we have reduced the size of our investment portfolio in response to the current and expected near-term interest rate environment, we believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.

Customer deposits continue to be our primary funding source. At December 31, 2006, deposits totaled $1.02 billion, an increase of $82.6 million or 8.8% from year-end 2005. We continue to focus on attracting non-maturity deposits to improve the funding mix and reduce funding costs. Those efforts are reflected in a $78.0 million or 24.8% increase year-over-year in money market, savings and NOW account deposits, which ended the year at $393.2 million. While our deposits are primarily generated through our growing branch network, we do utilize out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $162.8 million and $215.7 million at year-end 2006 and 2005, respectively. We intend to continue our focus on growing our deposit base; however, we will continue to monitor the costs of our various funding alternatives, and our funding mix may change from time to time.

Total borrowings aggregated $265.3 million at December 31, 2006, and included $177.7 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), trust preferred securities with a carrying value of $34.9 million, federal funds purchased of $23.2 million and securities sold under agreements to repurchase of $14.5 million. We have entered into long-term financing through term repurchase agreements with various parties, which total $15.0 million at December 31, 2006. We will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, we believe that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2006, our stockholders’ equity totaled $136.2 million, an increase of $1.3 million from the December 31, 2005 balance. This net change includes $4.2 million of net income, $749 thousand of proceeds from shares purchased through stock option and stock purchase plans, and $2.4 million in other comprehensive income due primarily to realized losses on available for sale investment securities recognized from the balance sheet restructuring that had previously been recorded as unrealized losses, offset somewhat by shares repurchased at a cost of $3.7 million, and cash dividends paid of $2.4 million.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2006, 2005 and 2004, our average interest-earning assets were $1.23 billion, $1.16 billion, and $1.06 billion, respectively. During these same years, our net interest margins were 3.30%, 3.20%, and 3.26%, respectively.

During 2006, the Federal Reserve increased the targeted federal funds rate four times, and the prime rate correspondingly increased 100 basis points during the year to 8.25%. While it is management’s goal to remain relatively interest rate neutral, the Bank has been slightly asset sensitive and benefited somewhat from a rising rate environment. Net interest income totaled $40.7 million, an increase of $3.8 million or 10.2% over the $37.0 million for the same period in 2005. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the loan portfolio due to interest rate increases by the Federal Reserve and the balance sheet restructuring. Due to strong loan demand, our level of average earning assets has increased $75.9 or 6.6% for the year ending December 31, 2006, net of the impact of the reduction in our investment portfolio. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities and the resulting expansion of our net interest margin. Our average yield on interest-earning assets in 2006 increased 105 basis points above that of 2005 to 6.94%. Rising rates have also affected our funding costs, and for 2006, funding costs increased 100 basis points to 4.02% from 3.02% for the comparable period a year ago. Average interest bearing liabilities increased $86.7 or 8.4% to $1.11 billion from $1.03 billion for the period ended December 31, 2006.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2004 through 2006, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2006			2005			2004
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Dollars in thousands)
Interest-earning assets:
(1) Loans	$958,001	$73,492	7.67%	$837,467	$55,848	6.67%	$742,433	$42,843	5.77%
Investment securities
available for sale	185,713	8,529	4.59%	228,601	8,680	3.80%	239,306	8,957	3.74%
Investment securities
held to maturity	86,328	3,390	3.93%	87,037	3,429	3.94%	71,336	2,803	3.93%
Federal funds sold	2,263	109	4.82%	3,313	140	4.23%	3,816	53	1.39%

Total interest-earning assets	1,232,305	85,520	6.94%	1,156,418	68,097	5.89%	1,056,891	54,656	5.17%
Other assets	135,918			124,865			111,361
Total assets	$1,368,223			$1,281,283			$1,168,252

Interest-bearing liabilities:
Deposits:
NOW and money market	$348,486	10,552	3.03%	$262,058	4,786	1.83%	$241,363	2,027.84%
Time deposits greater
than $100,000	326,864	14,303	4.38%	285,369	9,983	3.50%	257,034	7,127	2.77%
Other time deposits	208,733	8,564	4.10%	221,871	6,526	2.94%	229,733	4,590	2.00%
Borrowings	231,664	11,379	4.91%	259,791	9,833	3.78%	213,822	6,431	3.01%
Total interest-bearing
liabilities	1,115,747	44,798	4.02%	1,029,089	31,128	3.02%	941,952	20,175	2.14%

Demand deposits	105,755			105,024			85,583
Other liabilities	11,835			11,828			10,097
Stockholders' equity	134,886			135,342			130,620

Total liabilities and
stockholders' equity	$1,368,223			$1,281,283			$1,168,252

Net interest income and
net interest spread		$40,722	2.92%		$36,969	2.87%		$34,481	3.03%

Net interest margin			3.30%			3.20%			3.26%

Ratio of average interest-earning
assets to average interest-bearing
liabilities		110.45%			112.37%			112.20%

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

	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$8,642	$9,002	$17,644	$5,911	$7,094	$13,005
Investment securities available
for sale	(1,799)	1,648	(151)	(404)	127	(277)
Investment securities held
to maturity	(28)	(11)	(39)	618	8	626
Federal funds sold	(47)	16	(31)	(14)	101	87

Total interest income	6,768	10,655	17,423	6,111	7,330	13,441

Interest expense:
Deposits:
NOW and money market	2,098	3,668	5,766	276	2,483	2,759
Time deposits greater
than $100,000	1,634	2,686	4,320	888	1,968	2,856
Other time deposits	(463)	2,501	2,038	(194)	2,130	1,936
Borrowings	(1,223)	2,769	1,546	1,561	1,841	3,402

Total interest expense	2,046	11,624	13,670	2,531	8,422	10,953

Net interest income increase
(decrease)	$4,722	$(969)	$3,753	$3,579	$(1,091)	$2,488

RESULTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

Net Income. Our net income for 2006 was $4.2 million, a decrease of $3.5 million from net income of $7.7 million earned in 2005. Net income per share was $0.24 basic and diluted for the year ended December 31, 2006, and $0.43 basic and $0.42 diluted for 2005. The decrease is due primarily to the major initiative undertaken the Company to restructure our balance sheet, which resulted in an after tax charge of $2.7 million in the second quarter of 2006. We have continued to experience strong asset growth, driven by solid loan growth of $164.6 million or 18.9%, which was supported primarily by an increase of $82.6 million in our deposit base. During 2006, average earning assets increased $75.9 million or 6.6% to $1.23 billion, and average interest bearing liabilities rose $86.7 million or 8.4%. Our growth in interest earning assets and the expansion of our net interest margin produced an increase in net interest income of $3.8 million, or 10.2% for 2006 compared with 2005. The provision for loan losses increased to $2.5 million from $950 thousand, as 2005 reflected the benefit of the successful resolution of certain impaired credits for which reserves had previously been provided.

Non-interest income fell $3.5 million to $3.7 million. The decrease in non-interest income was due primarily to the $4.2 million pre-tax loss associated with the restructuring of our investment portfolio in the second quarter of 2006. Our service charges on deposit accounts increased $563 thousand or 15.0% as we continued our focus in attracting transaction accounts. Non-interest expenses increased $4.5 million, or 14.3%, primarily due to increased personnel and occupancy and equipment costs as we continue to build our infrastructure to fuel and support our growth. We are undertaking initiatives to slow the growth of non-interest expenses; however, non-interest expenses will be impacted in 2007 by increased occupancy and personnel costs from branch expansion in Asheville and Raleigh, and a full year of costs from our new operations facility opened in July 2006.

Net Interest Income. During 2006, our net interest income increased by $3.8 million or 10.2% to $40.7 million. Our growth in interest income was the result of growth in our overall level of average earning assets from strong loan demand. Average total interest-earning assets increased $75.9 million, or 6.7% during 2006, as the increase in average loan balances of $120.5 million was offset somewhat by a decrease in our average investment portfolio of $43.6 million. Our average total interest-bearing liabilities increased by $86.7 million, or 8.4%. The rates earned on a significant portion (approximately 58%) of our loans adjust immediately when index rates such as our prime rate changes. Until recently, a slight majority of our interest-bearing liabilities, including certificates of deposit and certain borrowings, had rates that were fixed until maturity. As a result, interest rate increases have generally resulted in an immediate increase in our interest income on loans. While increases in interest expense on fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates typically are in advance of changes in the prime rate. Our goal is to manage to a neutral position with respect to the impact of future changes in rates.

The rising interest rate environment in the first half of 2006 resulted in yields on our loan portfolio increasing by 100 basis points, similar to the increase in our funding costs of 100 basis points. As a result of our balance sheet restructuring, the yields on the investment portfolio increased 79 basis points to 4.59%. The increase in yields from our balance sheet restructuring, combined with our focus on increasing non-maturity deposits and improving our funding mix, resulted in an increase in our net interest margin for the year of 10 basis points.

We will continue to evaluate ways to improve our net interest margin; however, we expect the impact of the current interest rate environment, and the impact of competition on loan yields and deposit costs, will continue to put pressure on our net interest margin in 2007, and expect some margin compression over the near term.

Provision for Loan Losses. We recorded a $2.5 million provision for loan loss for the year ended December 31, 2006, representing an increase of $1.6 million from the $950 thousand provision we made for the year ended December 31, 2005. The level of provisions for 2006 is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans. The provision for 2005 benefited from the successful resolution of certain relationships for which specific reserves had previously been established, and repayment of or improvement in higher risk-rated credits. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” The provision for loan losses in 2006 was .26% of average loans, while 2005, which benefited from the successful resolution of certain credits described above, was .11% of average loans. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was .13% for the year ended December 31, 2006, compared with .14% for the year ended December 31, 2005. Nonperforming loans totaled $2.6 million or .26% of total loans at December 31, 2006, compared with $1.4 million or .16% of total loans at December 31, 2005. The allowance for loan losses at December 31, 2006 of $13.0 million represents 1.26% of total loans and 495% of nonperforming loans. The allowance for loan losses at December 31, 2005 of $11.8 million was 1.36% of total loans outstanding and 837% of nonperforming loans at that date.

Non-Interest Income. For the year ended December 31, 2006, non-interest income decreased $3.5 million, or 48.5%, to $3.7 million from $7.1 million for the prior year. This decline is primarily due to a $4.2 million pre-tax loss on the sale of investment securities recorded in the second quarter of 2006 related to our balance sheet restructuring. During 2006, service charges and fees on deposit accounts increased $563 thousand, or 15.0%, as we continued our focus on attracting transaction accounts. Fees and income from the origination and sale of residential mortgage loans increased $99 thousand or 9.0% to $1.2 million. Income from investment brokerage and trust fees declined from the prior year by $108 thousand, to $780 thousand. Income from our investments in and management fees from Salem Capital Partners, our Small Business Investment Company affiliate, of $792 thousand were down $419 thousand from 2005. The fourth quarter of 2005 included a gain of $660 thousand from the exit of certain investments made by Salem.

We expect a continued positive trend in service charge fee income in the future as we expand our branch network and deposit base. We continue to invest in experienced personnel to support our mortgage and investment areas. While we anticipate some variations in the performance of these business lines due primarily to external market conditions, we believe these investments provide us with an infrastructure that will support us with a solid base of revenue in the future. As Salem Capital Partners’ portfolio matures, we anticipate some fluctuation in our non-interest income as gains and losses on their investments are recognized.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2006 our ratio was 2.62%, up from 2.44% in 2005. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2006, our non-interest expense grew by $4.5 million, or 14.3%. Salary and employee benefits expense increased $2.8 million, or 17.4%, and reflects the addition of personnel associated with our expansion in Mooresville, Raleigh, and Asheville, the addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.0 million, or 18.1%, reflecting the expenses associated with our continued banking office expansion in 2005 and 2006, the opening of our state of the art operations facility, and investments in technology to support our banking operations. Other non-interest expenses increased $650 thousand, or 6.9%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. The Company is undertaking initiatives in slowing the growth of non-interest expenses; however, non-interest expenses will be impacted in 2007 by increased occupancy and personnel costs from branch expansion in Asheville and Raleigh, and a full year of costs in the new operations facility.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.0% for the year ending December 31, 2006 and 35.2% for the year ended December 31, 2005, reflective of the impact of tax-exempt interest income as a larger percentage of pre-tax income.

RESULTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

Net Income. Our net income for 2005 was $7.7 million, a decrease of $442 thousand from net income of $8.1 million earned in 2004. Net income per share was $0.43 basic and $0.42 diluted for the year ended December 31, 2005, and $0.47 basic and $0.45 diluted for 2004. We have continued to experience strong asset growth, driven by solid loan growth of $72.7 or 9.1% which was supported by a $96.4 million increase in our deposit base, allowing us to reduce our reliance on wholesale borrowings. During 2005 average earning assets increased $99.5 million or 9.4% to $1.2 billion, outpacing the $87.1 or 9.2% rise in average interest bearing liabilities. The provision for loan losses decreased to $950 thousand from $2.2 million, largely a result of the successful resolution of certain relationships identified as impaired credits in the fourth quarter of 2004. Our net interest income after provision for loan losses increased by $3.8 million; however, our non-interest income fell $815 thousand to $7.1 million. The decrease in non-interest income was due primarily to a $1.2 million decline in net cash settlement and changes in the fair market value of interest rate swaps. In addition, the company realized a $266 thousand loss on the sale of investment securities, a result of balance sheet management activities. These declines were partially offset by growth in service charges on deposit accounts and other fee based service income. Non-interest expenses increased $3.8 million, or 13.8%, primarily due to increased personnel and occupancy and equipment costs as we continue to build our infrastructure to fuel and support our growth. In addition, during 2005 the Company experienced a series of unusual expenses including charges associated with the departure of two former members of senior management, expenses associated with the Company’s decision to vest all outstanding unvested options, and a higher than normal level of personnel and professional services costs associated with the corporate governance and internal control requirements of the Sarbanes-Oxley Act of 2002. The Company has undertaken initiatives in slowing the growth of non-interest expenses; however, non-interest expenses will be impacted in 2006 by increased occupancy and personnel costs from branch expansion in Greensboro, Raleigh and Mooresville, and a new operations facility to be acquired in the first half of the year.

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

Non-Interest Income. For the year ended December 31, 2005, non-interest income decreased $815 thousand, or 10.3%, to $7.1 million from $7.9 million for the prior year. This decline is due to a $1.2 million decrease in net cash settlement and changes in the fair market value of interest rate swaps, and a $266 thousand realized loss on the sale of investment securities taken in the fourth quarter of 2005. These declines were partially offset by continued strength in deposit and other retail banking fees as well as realized gains from Salem Capital Partners (SCP). During the fourth quarter of 2005 non-interest income was impacted positively by a gain of $660 thousand from the Company’s investment in SCP, the Company’s affiliated Small Business Investment Company. Income from investment brokerage fees increased from the prior year by $31 thousand, or 4.4%, to $743 thousand. Fees on the origination of residential mortgage loans sold into the secondary market increased $356 thousand to $1.1 million. In addition, service charges and fees associated with deposit accounts increased $253 thousand to $3.7 million.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2005 our ratio was 2.44%, up slightly from 2.36% in 2004. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2005, our non-interest expense grew by $3.8 million, or 13.8%. Salary and employee benefits expense increased $2.3 million, or 16.7%, and reflects the addition of personnel associated with our expansion in Greensboro and Raleigh, addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.4 million, or 33.0%, reflecting the expenses associated with our continued banking office expansion in 2004 and 2005 and investments in technology to support our banking operations. Other non-interest expenses increased $72 thousand, or .8%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts. Also, the Company has incurred a significant increase in personnel and professional service fees relating to corporate governance initiatives and compliance with the internal control and other requirements of the Sarbanes-Oxley Act of 2002 (SOX). In addition, we incurred a number of unusual expenses in the first quarter of 2005 including costs related to the departure of two former members of senior management and expenses associated with the Company’s decision to vest all outstanding unvested options.

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

We have maintained a relatively high level of liquidity in the form of federal funds sold and investment securities. These aggregated $256.3 million at December 31, 2006, compared to $292.6 million and $313.0 million at December 31, 2005 and 2004, respectively. The decrease in 2006 resulted from a decision to reduce our investment portfolio as a percentage of our total assets, and utilize those funds to invest in higher yielding securities and to fund loan growth. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $78.0 million. We also have the credit capacity to borrow up to $358.5 million, as of December 31, 2006, from the Federal Home Loan Bank of Atlanta, with $177.7 million outstanding as of that date. At December 31, 2005 we had FHLB borrowings outstanding of $157.5 million. At December 31, 2006, we had funding of $15 million in the form of term repurchase agreements with maturities from three to five years. We also had short-term repurchase agreements with total outstanding balances of $14.6 million and $5.2 million at December 31, 2006 and 2005, respectively, all of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized.

At December 31, 2006, our outstanding commitments to extend credit consisted of loan commitments of $339.7 million and amounts available under home equity credit lines and letters of credit of $86.9 million, and $11.8 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our ten-year history, our loan demand has typically exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In 2006, we continued our focus on expanding our non-maturity deposit base, which has resulted in a reduced reliance on time deposits. Certificates of deposits represented 51.0% of our total deposits at December 31, 2006, a decrease from 54.7% at December 31, 2005. Brokered and out-of-market deposits totaled $162.8 million at year-end 2006 and $215.7 million at year-end 2005, which comprised 15.9% and 22.9% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 30.7% of our total deposits at December 31, 2006 and 32.3% at December 31, 2005. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2006.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Short-term borrowings	$92,748	$92,748	$-	$-	$-
Long-term debt	172,549	-	70,000	15,000	87,549
Operating leases	5,862	1,256	1,755	950	1,901
Total contractual cash obligations
excluding deposits	271,159	94,004	71,755	15,950	89,450

Deposits	1,024,582	910,928	61,013	42,790	9,851

Total contractual cash obligations	$1,295,741	$1,004,932	$132,768	$58,740	$99,301

The following table reflects other commitments of the Company outstanding as of December 31, 2006.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
(In thousands)

Undisbursed portion of home equity
credit lines collateralized primarily
by junior liens on 1-4 family properties	$86,884	$461	$361	$709	$85,353
Other commitments and credit lines	138,030	106,418	12,757	5,235	13,620
Undisbursed portion of construction loans	103,797	67,975	12,642	12,084	11,096
Mortgage loan commitments	10,980	10,980	-	-	-
Other purchase commitments	1,403	250	1,153	-	-

Total other commitments	$341,094	$186,084	$26,913	$18,028	$110,069

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, the Company’s sole SPE activity is with Southern Community Capital Trust II, the subsidiary that issued 3,450,000 Trust Preferred Securities in November 2003. The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term debt on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2006 was $136.2 million. At that date, our capital to asset ratio was 9.5%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank holding company by regulatory measures. Our Tier 1 risk-based capital ratio at December 31, 2006 was 10.2%.

The Bank and the Company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2006, the Company exceeded its regulatory capital requirements.

	At December 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirements

Total risk-based capital ratio	11.40%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.20%	4.00%	6.00%
Leverage ratio	8.73%	4.00%	5.00%
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

In February 2002, Southern Community Capital Trust I (“Trust I”) issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. The Trust I Securities were redeemed on March 12, 2004 which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61 thousand of the convertible trust preferred securities.

During 2006 and 2005, the Company declared and paid four cash dividends. In the first quarter of 2005 the Company paid a $0.12 per share annual dividend. In the second quarter of 2005, we began paying quarterly dividends of $0.03 per share. In June 2006, the quarterly dividend was increased to $0.035 per share. In total the Company returned $2.4 million or $0.135 per share, and $3.7 million or $0.21 per share to common shareholders in the form of cash dividends during 2006 and 2005, respectively.

The Company’s Board of Directors authorized programs in March and September 2005 and July 2006 to repurchase up to 300,000 shares, 600,000 shares and 1 million shares of common stock, respectively. During 2006 and 2005, 377,126 and 460,800 shares of common stock were repurchased and retired at an average price of $9.76 and $9.27 per share, respectively.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model, as of November 30, 2006, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 3.2% or $1.3 million. As of November 30, 2006, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 2.6% or $1.1 million.

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

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2006 in the three-month to one-year horizon and asset-sensitive beyond one year. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2006 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market, NOW and savings deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2006
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Interest-earning assets
Loans and loans held for sale	$550,727	$46,081	$596,808	$436,603	$1,033,411
Investment securities available for sale	-	9,896	9,896	159,125	169,021
Investment securities held to maturity	4,865	12,908	17,773	68,702	86,475
Federal funds sold and other interest-
bearing deposits	783	-	783	-	783

Total interest-earning assets	$556,375	$68,885	$625,260	$664,430	$1,289,690

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$393,152	$-	$393,152	$-	$393,152
Time deposits greater than $100,000	88,181	124,785	212,966	101,675	314,641
Other time deposits	97,329	98,531	195,860	11,979	207,839
Borrowings	142,748	-	142,748	122,549	265,297

Total interest-bearing liabilities	$721,410	$223,316	$944,726	$236,203	$1,180,930

Interest sensitivity gap per period	$(165,035)	$(154,431)	$(319,466)	$428,227	$108,760

Cumulative gap	$(165,035)	$(319,466)	$(319,466)	$108,760	$108,760

Cumulative ratio of interest-sensitive
assets to interest-sensitive liabilities	77.12%	66.18%	66.18%	109.21%	109.21%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2006.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2006 Occurring in the Indicated Year
	(Dollars in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2007	2008	2009	2010	2011	Five Years	Total	Rate	Value

FINANCIAL ASSETS
Federal funds sold	$783	$-	$-	$-	$-	$-	$783	5.38%	$783
Investment securities (1) (2)	27,669	11,816	18,197	30,155	30,056	137,603	255,496	4.48%	253,234
Loans (3)
Fixed rate	53,544	41,007	53,076	70,600	104,172	120,531	442,930	6.96%	435,703
Variable rate	301,915	62,922	40,451	22,116	38,054	125,023	590,481	8.50%	588,345

Total	$383,911	$115,745	$111,724	$122,871	$172,282	$383,157	$1,289,690	7.88%	$1,278,065

FINANCIAL LIABILITIES
Money market, NOW and
savings deposits	$393,152	$-	$-	$-	$-	$-	$393,152	2.57%	$393,152
Time deposits	408,826	24,059	36,954	28,539	14,251	9,851	522,480	4.64%	520,615
Short-term borrowings	92,748	-	-	-	-	-	92,748	5.38%	92,748
Long-term borrowings	-	15,000	55,000	10,000	5,000	87,549	172,549	5.32%	174,172

Total	$894,726	$39,059	$91,954	$38,539	$19,251	$97,400	$1,180,929	4.88%	$1,180,687

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2006 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data and common stock price)

Interest income	$23,233	$22,151	$20,862	$19,274	$18,669	$17,534	$16,554	$15,340
Interest expense	12,807	11,936	10,830	9,225	8,974	8,348	7,418	6,388

Net interest income	10,426	10,215	10,032	10,049	9,695	9,186	9,136	8,952
Provision for loan losses	600	730	705	475	380	(300)	475	395

Net interest income
after provision for
loan losses	9,826	9,485	9,327	9,574	9,315	9,486	8,661	8,557
Non-interest income	2,337	2,689	(2,685)	1,337	2,049	1,497	2,243	1,345
Non-interest expense	9,589	8,929	8,852	8,432	8,533	7,546	7,343	7,897

Income before income
taxes	2,574	3,245	(2,210)	2,479	2,831	3,437	3,561	2,005
Income taxes	632	1,163	(780)	875	931	1,245	1,282	703

Net income	$1,942	$2,082	$(1,430)	$1,604	$1,900	$2,192	$2,279	$1,302

Per share data:
Net income:
Basic	$0.11	$0.12	$(0.08)	$0.09	$0.11	$0.12	$0.13	$0.07
Diluted	0.11	0.12	(0.08)	0.09	0.10	0.12	0.13	0.07

Common stock price:
High	$11.09	$9.94	$9.79	$10.37	$9.86	$9.95	$10.25	$10.75
Low	9.63	9.25	9.15	8.76	8.61	9.17	7.97	9.04

LENDING ACTIVITIES

General. We provide to our customers residential, commercial and construction loans secured by real estate, as well as a full range of short- to medium-term commercial and industrial, Small Business Administration guaranteed and personal loans, both secured and unsecured. We have implemented loan policies and procedures that establish the basic guidelines governing our lending operations. Generally, those guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners. We have focused our lending activities on the types of loans that we believe will be most in demand by our target customers, as presented in the loan portfolio composition tables below.
	At December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$262,480	25.4%	$244,177	28.0%	$238,454	30.0%
Commercial mortgage loans	359,987	34.8%	286,658	33.0%	295,130	37.1%
Construction loans	211,858	20.5%	156,900	18.1%	102,282	12.8%
Commercial and industrial loans	177,706	17.2%	151,950	17.5%	127,432	16.0%
Loans to individuals	21,380	2.1%	29,142	3.4%	32,805	4.1%

Subtotal	1,033,411	100.0%	868,827	100.0%	796,103	100.0%

Less: Allowance for loan losses	(13,040)		(11,785)		(12,537)

Net loans	$1,020,371		$857,042		$783,566

	At December 31,
	2003		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$150,312	28.9%	$118,572	28.1%
Commercial mortgage loans	186,758	35.9%	137,812	32.7%
Construction loans	71,908	13.8%	64,500	15.3%
Commercial and industrial loans	87,127	16.8%	71,948	17.0%
Loans to individuals	23,641	4.6%	29,106	6.9%

Subtotal	519,746	100.0%	421,938	100.0%

Less: Allowance for loan losses	(7,275)		(6,342)

Net loans	$512,471		$415,596

The following table presents at December 31, 2006 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2006
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Residential mortgage loans	$140,539	8.24%	$60,909	7.18%	$60,529	6.24%	$261,977	7.53%
Commercial mortgage loans	120,351	8.27%	185,862	6.97%	52,421	6.70%	358,634	7.37%
Construction loans	193,198	8.41%	11,022	6.95%	6,995	6.51%	211,215	8.27%
Commercial and
industrial loans	131,188	8.36%	37,760	6.83%	8,633	6.59%	177,581	7.95%
Loans to individuals	10,066	10.10%	9,275	9.03%	2,026	4.37%	21,368	9.09%

Total	595,343	8.36%	304,828	7.06%	130,604	6.43%	1,030,775	7.73%

Nonaccrual loans	1,464		290		882		2,636

Loans, gross	$596,807		$305,118		$131,486		$1,033,411

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans, and are divided into three categories: residential mortgage, commercial mortgage, and construction loans. We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $834.3 million at December 31, 2006, representing 80.7% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of evaluation and monitoring on any real estate loan that becomes troubled, including reappraisal when appropriate. We recognize and reserve for potential exposures as soon as we identify them. However, the pace of absorption of real properties is affected by each property’s individual nature and characteristics, the status of the real estate market at the time, general economic conditions and other factors that could adversely affect our volume of non-performing real estate loans and our ability to dispose of foreclosed properties without loss.

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans. Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties. Residential mortgage loans held for sale totaled $3.6 million at December 31, 2006. We receive income from residential mortgage loans originated for sale in the secondary market, with such fees and income from sales aggregating $1.2 million for the year ended December 31, 2006 and $1.1 million for the year ended December 31, 2005. We anticipate that we will continue to be an active originator of residential loans for sale to third parties.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders, and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one-to-four family residences and on home equity credit lines. Our residential mortgage loans totaled $262.5 million at December 31, 2006, and included $161.0 million in one-to-four family permanent mortgage loans, $86.6 million in outstanding advances under home equity credit lines, and $14.9 million of other loans secured by residential real estate. Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

Commercial Mortgage Loans. Our commercial mortgage loans totaled $360.0 million at December 31, 2006. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years.

Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition development and “spec” home financing. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $211.9 million at December 31, 2006.

Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2006, our commercial loan portfolio equaled $177.7 million or 17.2% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

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

The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, Chief Credit Officer, and five outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests with aggregate exposure in excess of $9.0 million. As of December 31, 2006, the legal lending limit for the Bank was approximately $19.1 million. In the early part of 2005, an internal bank loan committee was formed. This committee is comprised of seven members whom review all loan requests with aggregate exposure between $6.0 million and $9.0 million.

ASSET QUALITY

We consider asset quality to be of primary importance. We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. We also give consideration to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for potential losses inherent in the loan portfolio.

Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after collection efforts and a thorough review has been completed. Further collection efforts are then pursued through various means including legal remedies. Loans carried in a non-accrual status and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans	$2,636	$1,408	$2,174	$769	$1,823
Restructured loans	-	-	-	-	-

Total nonperforming loans	2,636	1,408	2,174	769	1,823

Foreclosed assets	895	280	1,085	272	383

Total nonperforming assets	$3,531	$1,688	$3,259	$1,041	$2,206

Accruing loans past due
90 days or more	$-	$-	$-	$-	$-
Allowance for loan losses	13,040	11,785	12,537	7,275	6,342
Nonperforming loans to period end loans	.26%	.16%	.27%	.15%	.43%
Allowance for loan losses to period end loans	1.26%	1.36%	1.57%	1.40%	1.50%
Allowance for loan losses to
nonperforming loans	495%	837%	577%	946%	348%
Nonperforming assets to total assets	.25%	.13%	.27%	.13%	.36%

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

At December 31, 2006, we had $2.6 million of nonaccrual loans. At that time, the largest nonaccrual balance to any one borrower was $726 thousand, with the average balance for the 22 nonaccrual loans being $120 thousand.

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties. At December 31, 2006 foreclosed assets totaled $895 thousand or .06% of total assets, and consisted of thirteen properties. The largest dollar value of a foreclosed property at December 31, 2006 was $220 thousand. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment, objective criteria and historical experience.

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

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For all full fiscal years through 2000, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of less than .10% of average loans outstanding. Net charge-offs in 2006 of $1.3 million, or .13% of average loans outstanding was similar to the 2005 amounts of $1.2 million or .14% of average loans outstanding. Our allowance for loan losses at December 31, 2006 was $13.0 million and represented 1.26% of total loans and 495% of non-performing loans. Our allowance for loan losses at December 31, 2005 of $11.8 million represented 1.36% of total loans and 837% of nonperforming loans.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the portion of the allowance for loan losses allocated to specific segments of the loan portfolio, we develop a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories, as well as other qualitative and environmental factors. In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. We are in the process of evaluating the guidance in the Interagency Policy Statement and Questions and Answers, and may make enhancements to our processes of determining our allowance for loan losses. However, we do not expect any such changes in our processes to result in a material change in the level of the allowance for loan losses. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

	At December 31,
	2006		2005		2004

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$1,771	25.4%	$1,394	28.0%	$1,419	30.0%
Commercial mortgage loans	4,173	34.8%	3,151	33.0%	3,500	37.1%
Construction loans	3,240	20.5%	2,454	18.1%	1,924	12.8%
Commercial and
industrial loans	2,099	17.2%	1,784	17.5%	1,815	16.0%
Loans to individuals	553	2.1%	956	3.4%	1,304	4.1%
Unallocated	1,204	-%	2,046	-%	2,575	-%

Total	$13,040	100.0%	$11,785	100.0%	$12,537	100.0%

	At December 31,
	2003		2002

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$475	28.9%	$350	28.1%
Commercial mortgage loans	2,200	35.9%	1,500	32.7%
Construction loans	1,100	13.8%	1,100	15.3%
Commercial and
industrial loans	1,200	16.8%	1,000	17.0%
Loans to individuals	1,050	4.6%	1,225	6.9%
Unallocated	1,250	-%	1,167	-%

Total	$7,275	100.0%	$6,342	100.0%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

The following table presents for the periods indicated information regarding changes in our allowance for loan losses.

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$11,785	$12,537	$7,275	$6,342	$5,400

Charge-offs:
Residential mortgage loans	248	566	210	78	82
Commercial mortgage loans	68	-	43	72	-
Construction loans	130	4	312	307	113
Commercial and industrial loans	508	349	120	91	90
Loans to individuals	600	443	889	872	473

Total charge-offs	1,554	1,362	1,574	1,420	758

Recoveries:
Residential mortgage loans	142	41	29	-	-
Construction loans	-	3	-	4	-
Commercial and industrial loans	36	35	7	27	15
Loans to individuals	121	72	114	37	30

Total recoveries	299	151	150	68	45

Net charge-offs	(1,255)	(1,211)	(1,424)	(1,352)	(713)

Provision for loan losses	2,510	950	2,239	2,285	1,655

Allowance for loans acquired in
purchase transactions, net	-	(491)	4,447	-	-

Balance at end of period	$13,040	$11,785	$12,537	$7,275	$6,342

Total loans outstanding	$1,033,411	$868,827	$796,103	$519,746	$421,938

Average loans outstanding	$958,001	$837,467	$742,433	$471,808	$395,745

Allowance for loan losses to
loans outstanding	1.26%	1.36%	1.57%	1.40%	1.50%

Ratio of net loan charge-offs to
average loans outstanding	.13%	.14%	.19%	.29%	.18%

INVESTMENT ACTIVITIES

Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates approximately 14% of our interest income and serves as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, and interest rate and liquidity risk.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(Amounts in thousands)
December 31, 2006
Securities available for sale:
U. S. government agencies	$77,942	$592	$431	$78,103
Mortgage-backed securities	72,258	234	1,249	71,243
Municipals	1,303	9	-	1,312
Other	18,703	-	340	18,363
	$170,206	$835	$2,020	$169,021

Securities held to maturity:
U. S. government agencies	$74,793	$5	$2,235	$72,563
Mortgage-backed securities	2,795	5	61	2,739
Municipals	8,887	128	104	8,911
	$86,475	$138	$2,400	$84,213

December 31, 2005
Securities available for sale:
U. S. government agencies	$66,426	$-	$1,147	$65,279
Mortgage-backed securities	124,212	156	3,870	120,498
Municipals	1,000	1	4	997
Other	17,297	62	325	17,034
	$208,935	$219	$5,346	$203,808

Securities held to maturity:
U. S. government agencies	$75,046	$-	$2,395	$72,651
Mortgage-backed securities	3,228	11	67	3,172
Municipals	9,834	171	54	9,951
	$88,108	$182	$2,516	$85,774

December 31, 2004
Securities available for sale:
U. S. government agencies	$69,038	$106	$274	$68,870
Mortgage-backed securities	150,282	833	947	150,168
Municipals	1,000	1	2	999
Other	17,635	92	-	17,727
	$237,955	$1,032	$1,223	$237,764

Securities held to maturity:
U. S. government agencies	$59,692	$22	$851	$58,863
Mortgage-backed securities	3,971	46	4	4,013
Municipals	10,481	341	9	10,813
Other	1,001	15	-	1,016
	$75,145	$424	$864	$74,705

The following table presents the carrying values, fair values, intervals of maturities or re-pricings, and weighted average yields of our investment portfolio at December 31, 2006.

	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities Available for sale:
U. S. government agencies
Due within one year	$9,991	$9,896	4.23%
Due after one but within five years	35,951	35,685	4.99%
Due after five but within ten years	32,000	32,522	6.08%
	77,942	78,103	5.34%
Mortgage-backed securities
Due after one but within five years	13,747	13,354	4.20%
Due after five but within ten years	20,815	20,602	4.90%
Due after ten years	37,696	37,287	5.12%
	72,258	71,243	4.88%
Municipals
Due after ten years	1,303	1,312	6.39%
	1,303	1,312	6.39%
Other
Due after one but within five years	1,000	710	2.35%
Due after five but within ten years	2,054	2,054	4.21%
Due after ten years	15,649	15,599	6.19%
	18,703	18,363	5.76%
Total securities available for sale
Due within one year	9,991	9,896	4.23%
Due after one but within five years	50,698	49,749	4.74%
Due after five but within ten years	54,869	55,178	5.57%
Due after ten years	54,648	54,198	5.46%
	$170,206	$169,021	5.20%
Securities held to maturity:
U. S. government agencies
Due within one year	$15,999	$15,864	3.92%
Due after one but within five years	37,499	36,248	3.90%
Due after five but within ten years	1,295	1,270	5.26%
Due after ten years	20,000	19,181	5.38%
	74,793	72,563	3.64%
Mortgage-backed securities
Due after one but within five years	67	68	6.97%
Due after five but within ten years	1,770	1,734	4.39%
Due after ten years	958	937	5.21%
	2,795	2,739	4.73%
Municipals
Due within one year	1,774	1,772	3.79%
Due after one but within five years	2,911	2,931	6.13%
Due after five but within ten years	2,472	2,554	6.66%
Due after ten years	1,730	1,654	5.64%
	8,887	8,911	5.72%
Total securities held to maturity
Due within one year	17,773	17,636	3.91%
Due after one but within five years	40,477	39,247	4.07%
Due after five but within ten years	5,537	5,558	5.63%
Due after ten years	22,688	21,772	5.39%
	$86,475	$84,213	3.90%

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2006, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

We have used interest rate swaps and floors in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2006, interest rate swap arrangements with total notional amounts of $110.5 million, with terms ranging up to twenty-seven years, were outstanding. In addition, we purchased $25.0 million notional and $50.0 million notional of interest rate floors referenced to floating rates in 2006 and 2005 respectively. These floors help protect the Company from declines in interest rates by allowing us to receive payments from the floor counterparty on these contracts when the referenced rate falls below a rate specified in the agreement. At December 31, 2006, these floor contracts had between sixteen and twenty-eight months remaining on their terms.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain of a derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities.

A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out-of-market deposits as funding sources. As of December 31, 2006, we have $154.1 million of brokered deposits and $8.7 million of out of market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing NOW and money market accounts	$348,486	3.03%	$262,058	1.83%	$241,363	0.84%
Time deposits $100,000 or more	326,864	4.38%	285,369	3.50%	257,034	2.77%
Other time deposits	208,733	4.10%	221,871	2.94%	229,733	2.00%

Total interest-bearing deposits	884,083	3.78%	769,298	2.77%	728,130	1.89%

Demand and other non-interest-bearing deposits	105,755		105,024		85,583

Total average deposits	$989,838	3.38%	$874,322	2.44%	$813,713	1.69%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2006:

At December 31, 2006
(In thousands)
Remaining Maturity
Less than three months	$88,181
Three to six months	71,145
Six to twelve months	53,640
Over twelve months	101,675

Total	$314,641

Borrowings

As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta and occasionally term repurchase agreements. As set forth in the following table, outstanding FHLB advances at December 31, 2006 totaled $177.7 million, and are collateralized by loans with a carrying amount of $181.7 million, which approximates market value, and investment securities with a carrying value of $34.2 million. Term repurchase agreements were collateralized by investment securities having a carrying value of $16.1 million. Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the FHLB.

	At December 31, 2006
	FHLB		Term Repo
Years of Maturity	Interest Rate	Amount	Interest Rate	Amount
		(In thousands)		(In thousands)

2007	4.32%	$55,000	-	$-
2008	4.80%	15,000	-	-
2009	5.34%	45,000	5.64%	10,000
2010	4.72%	10,000	-	-
2011	-	-	4.82%	5,000
Thereafter	3.56%	52,676	-	-

		$177,676		$15,000

In addition to the Federal Home Loan Bank advances, we also had short-term repurchase agreements with outstanding balances of $14.6 million at December 31, 2006, solely as an accommodation to our customers. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. We also have issued junior subordinated debentures in connection with the trust preferred securities as described below, which have a carrying value of $35.1 million at December 31, 2006. We have repurchase lines of credit of $130.0 million from various institutions. The repurchases must be adequately collateralized.

In addition, we may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $78.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had $23.2 million of federal funds borrowings outstanding under these lines as of December 31, 2006.

Borrowings that are scheduled to be repaid within one year are classified as short-term borrowings. For 2006 and 2005, average outstanding short-term borrowings were $55.0 million and $9.2 million, respectively.

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

In February 2002, Southern Community Capital Trust I (“Trust I”), issued 1,725,000 Cumulative Convertible Trust Preferred Securities (“Trust I Securities”), generating total proceeds of $17.3 million. We redeemed the Trust I Securities on March 12, 2004, which resulted in the issuance of 2,060,000 shares of our common stock through the conversions and the retirement of $61 thousand of the convertible trust preferred securities.

Other Recent Developments

On February 1, 2007 the Company announced the declaration of a quarterly dividend of $0.035 per share of the common stock, to be paid on March 1, 2007 to shareholders on record as of the close of business on February 15, 2007.

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
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 15, 2007

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

		2006	2005
		(Amounts in thousands, except share data)
Assets

Cash and due from banks		$29,160	$24,606
Federal funds sold and other interest-bearing deposits		783	648
Investment securities (Note 4)
Available for sale, at fair value		169,021	203,808
Held to maturity, (fair value of $84,213 and $85,774
at December 31, 2006 and 2005, respectively)		86,475	88,108

Loans (Note 5)		1,033,411	868,827
Allowance for loan losses (Note 6)		(13,040)	(11,785)
	Net Loans	1,020,371	857,042

Premises and equipment (Note 7)		40,492	31,259
Goodwill (Note 8)		49,792	49,792
Other assets (Notes 8 and 14)		40,371	32,350
	Total Assets	$1,436,465	$1,287,613

Liabilities and Stockholders’ Equity
Deposits
Demand		$108,950	$111,226
Money market and NOW		380,864	301,185
Savings		12,288	13,927
Time (Note 9)		522,480	515,611
	Total Deposits	1,024,582	941,949

Short-term borrowings (Note 10)		92,748	9,186
Long-term debt (Notes 10 and 11)		172,549	192,551
Other liabilities (Note 12)		10,361	9,042

	Total Liabilities	1,300,240	1,152,728
Stockholders’ Equity (Notes 11 and 16)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2006 and
December 31, 2005, respectively		-	-
Common stock, no par value, 30,000,000 shares authorized;
issued and outstanding 17,405,940 shares at December 31, 2006
and 17,612,472 shares at December 31, 2005, respectively		119,616	122,490
Retained earnings		17,368	15,546
Accumulated other comprehensive income (loss)		(759)	(3,151)
	Total Stockholders’ Equity	136,225	134,885

Commitments and contingencies (Notes 13 and 18)

	Total Liabilities and
	Stockholders’ Equity	$1,436,465	$1,287,613

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

		2006	2005	2004
		(Amounts in thousands, except
		share and per share data)
Interest Income
Loans		$73,492	$55,848	$42,843
Investment securities available for sale		8,529	8,680	8,957
Investment securities held to maturity		3,390	3,429	2,803
Federal funds sold and other interest-bearing deposits		109	140	53

	Total Interest Income	85,520	68,097	54,656

Interest Expense
Money market, savings, and NOW deposits		10,552	4,786	2,027
Time deposits		22,867	16,509	11,717
Short-term borrowings		2,897	2,188	1,614
Long-term debt		8,482	7,645	4,817

	Total Interest Expense	44,798	31,128	20,175

	Net Interest Income	40,722	36,969	34,481

Provision for Loan Losses (Note 6)		2,510	950	2,239

	Net Interest Income After
	Provision for Loan Losses	38,212	36,019	32,242

Non-Interest Income (Note 15)		3,678	7,134	7,949

Non-Interest Expense
Salaries and employee benefits		18,826	16,042	13,749
Occupancy and equipment		6,835	5,786	4,352
Other (Note 15)		10,141	9,491	9,419

	Total Non-Interest Expense	35,802	31,319	27,520

	Income Before Income Taxes	6,088	11,834	12,671

Income Tax Expense (Note 14)		1,890	4,161	4,556

	Net Income	$4,198	$7,673	$8,115

Net Income Per Common Share
Basic		$.24	$.43	$.47
Diluted		.24	.42	.45

Weighted Average Common Shares Outstanding
Basic		17,566,315	17,825,152	17,298,285
Diluted		17,757,436	18,133,859	18,033,333

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)

Net income	$4,198	$7,673	$8,115

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(213)	(5,203)	(1,043)
Tax effect	81	2,007	403
Reclassification of losses recognized in net income	4,156	266	-
Tax effect	(1,602)	(103)	-
Net of tax amount	2,422	(3,033)	(640)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	69	-	(111)
Tax effect	(27)	-	43
Reclassification of (gains) losses recognized in net income, net	28	(214)	(482)
Tax effect	(10)	83	182
Net of tax amount	60	(131)	(368)

Additional minimum pension liability	(147)	-	-
Tax effect	57	-	-
Net of tax amount	(90)	-	-

Total other comprehensive income (loss)	2,392	(3,164)	(1,008)

Comprehensive income	$6,590	$4,509	$7,107

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2003	8,986,796	$44,377	$5,408	$1,021	$50,806

Net income	-	-	8,115	-	8,115

Other comprehensive loss, net of tax	-	-	-	(1,008)	(1,008)

Common stock issued pursuant to
Conversion of trust preferred securities	2,059,846	15,788	-	-	15,788

Business combination	6,426,532	62,659	-	-	62,659

Fair value of stock options issued
in connection with a business combination	-	349	-	-	349

Stock options exercised including
income tax benefit of $411	323,710	1,856	-	-	1,856

Employee stock purchase plan	22,350	171	-	-	171

Cash dividends of $.11 per share	-	-	(1,902)	-	(1,902)

Balance at December 31, 2004	17,819,234	125,200	11,621	13	136,834

Net income	-	-	7,673	-	7,673

Other comprehensive loss, net of tax	-	-	-	(3,164)	(3,164)

Shares repurchased	(460,800)	(4,271)	-	-	(4,271)

Common stock issued pursuant to
Employee stock purchase plan	21,059	164	-	-	164

Stock options exercised including
income tax benefit of $323	232,979	1,301	-	-	1,301

Expense recognized in
connection with stock options	-	96	-	-	96

Cash dividends of $.21 per share	-	-	(3,748)	-	(3,748)

Balance at December 31, 2005	17,612,472	122,490	15,546	(3,151)	134,885

Net income	-	-	4,198	-	4,198

Other comprehensive income, net of tax	-	-	-	2,392	2,392

Shares repurchased	(377,126)	(3,682)	-	-	(3,682)

Common stock issued pursuant to
stock options exercised including
income tax benefit of $69	170,594	749	-	-	749

Expense recognized in
connection with stock options	-	59	-	-	59

Cash dividends of $0.135 per share	-	-	(2,376)		(2,376)

Balance at December 31, 2006	17,405,940	$119,616	$17,368	$(759)	$136,225

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

		2006	2005	2004
		(Amounts in thousands)

Cash Flows from Operating Activities
Net income		$4,198	$7,673	$8,115
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization		3,732	4,245	4,087
Provision for loan losses		2,510	950	2,239
Stock options expensed		59	96	-
Net increase in cash surrender value of life insurance		(548)	(364)	(368)
Realized loss on sales of available for sale securities, net		4,156	266	-
Realized (gain) loss on sale of premises and equipment		6	40	(20)
Gain (loss) on economic hedges		432	743	(127)
Deferred income taxes		(1,237)	(523)	832
Realized (gain) loss on sale of foreclosed assets		(42)	53	(75)
Change in assets and liabilities:
Increase in other assets		(2,394)	(958)	(3,879)
Increase in other liabilities		917	734	1,606
	Total Adjustments	7,591	5,282	4,295
	Net Cash Provided by Operating Activities	11,789	12,955	12,410
Cash Flows from Investing Activities
(Increase) decrease in federal funds sold		(135)	(568)	191
Purchases of:
Available for sale investment securities		(80,123)	(32,940)	(141,996)
Held to maturity investment securities		(1,871)	(19,940)	(15,915)
Proceeds from maturities and calls of:
Available for sale investment securities		28,189	49,114	122,073
Held to maturity investment securities		3,466	6,751	20,572
Proceeds from sale of:
Available for sale investment securities		86,126	11,503	-
Net increase in loans		(165,693)	(74,408)	(102,762)
Purchases of premises and equipment		(13,921)	(6,003)	(7,626)
Proceeds from disposal of premises and equipment		307	43	169
Proceeds from sale of foreclosed assets		336	1,179	1,444
Purchase of bank-owned life insurance		(5,000)	-	(7,000)
Net cash used in business combination		-	-	(9,393)
	Net Cash Used in Investing Activities	(148,319)	(65,269)	(140,243)
Cash Flows from Financing Activities
Net increase in deposits		82,633	96,546	67,578
Net increase (decrease) in short-term borrowings		43,562	(60,461)	17,747
Proceeds from long-term borrowings		80,814	39,881	37,623
Repayment of long-term borrowings		(60,616)	(10,250)	-
Net proceeds from issuance of common stock		749	1,465	1,616
Cost of shares repurchased		(3,682)	(4,271)	-
Cash dividends paid		(2,376)	(3,748)	(1,902)
	Net Cash Provided by Financing Activities	141,084	59,162	122,662
	Net Increase (Decrease) in Cash and Cash Equivalents	4,554	6,848	(5,171)
Cash and Cash Equivalents, Beginning of Year		24,606	17,758	22,929
Cash and Cash Equivalents, End of Year		$29,160	$24,606	$17,758

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$44,143	$29,636	$19,506
Income taxes paid	2,458	4,489	2,135
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$916	$425	$1,923
Increase (decrease) in fair value of securities available for sale, net of tax	(132)	(3,196)	(640)
Increase (decrease) in fair value of cash flow hedges, net of tax	42	-	(111)
Unrealized gain (loss) on fair value hedges	(200)	(573)	4
Convertible trust preferred securities converted to common stock	-	-	15,788

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(1) NATURE OF OPERATIONS

Southern Community Bank and Trust (the “Bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996. The Bank is engaged in general commercial and retail banking principally in the Piedmont area of North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation. In October 2001, Southern Community Financial Corporation (the “Company”) was formed as a financial holding company for Southern Community Bank and Trust, and is subject to the rules and regulations of the Federal Reserve System. The Bank and the Company undergo periodic examinations by those regulatory authorities.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2006, the daily average gross reserve requirement was $7.6 million.

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

Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified within other investments. As of December 31, 2006 and 2005, cost-method investments totaled $11.0 million and $12.0 million, respectively. The securities classified within other investments consisted primarily of shares of Federal Home Loan Bank and Bankers Bank stock. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income in the consolidated statement of operations.

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Management evaluates smaller balance, homogeneous loans such as consumer and residential mortgage loans for impairment on a collective basis. Larger balance commercial loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to adjust the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. No impairment was identified as a result of the testing performed during 2006 or 2005. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets other than goodwill are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years. Note 8 contains additional information regarding goodwill and other intangible assets.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:
	2006	2005	2004

Weighted average number of common shares used in
computing basic net income per share	17,566,315	17,825,152	17,298,285

Effect of dilutive stock options	191,121	308,707	219,624
Effect of dilutive convertible preferred securities	-	-	515,424

Weighted average number of common shares and dilutive
potential common shares used in computing diluted net
income per share	17,757,436	18,133,859	18,033,333

For the year ended December 31, 2006, 2005 and 2004, net income for determining diluted earnings per share was the same as net income. For the years ended December 31, 2006, 2005, and 2004 there were 438,203, 495,516, and 227,630, options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

Stock-Based Compensation

At December 31, 2006, the Company had certain stock-based employee compensation plans, described more fully in Note 12. Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which was issued by the FASB in December 2004. SFAS 123R revises SFAS 123 "Accounting for Stock Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees," (APB 25) and its related interpretations. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS 123R also amends SFAS 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

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

The decision to accelerate the vesting of these options, which the Company believes to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123(R). Because these options were accelerated, non-cash compensation expense related to these options is expected to be reduced by approximately $1.6 million (pre-tax) between 2006 and 2009, based on estimated value calculations using the Black-Scholes methodology. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting under the provisions of SFAS 123 had been applied.

	2005	2004

Net income:
As reported	$7,673	$8,115

Add: Total stock-based employee compensation expense
determined under fair value method for all awards
net of related tax effects	96	-

Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards
net of related tax effects	(1,611)	(861)

Pro forma	$6,158	$7,254

Basic earnings per share:
As reported	$.43	$.47
Pro forma	.35	.42

Diluted earnings per share:
As reported	$.42	$.45
Pro forma	.34	.40

Weighted Average Number of Shares Outstanding
Basic	17,825,152	17,298,285
Diluted	18,133,859	18,033,333

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and comprises net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio, unrealized gains and losses, net of taxes, in the Company’s cash flow hedge instruments, and the components of changes in net benefit plan liabilities that are not recognized as benefit costs.

Accumulated other comprehensive income at December 31, 2006 and 2005 consists of the following:
	2006	2005
	(In thousands)

Unrealized holding loss - investment securities available for sale	$(1,185)	$(5,127)
Deferred income taxes	456	1,976
Net unrealized holding loss - investment securities available for sale	(729)	(3,151)

Unrealized holding loss - cash flow hedge instruments	97	-
Deferred income taxes	(37)	-
Net unrealized holding loss - cash flow hedge instruments	60	-

Additional minimun pension liability	(147)	-
Deferred income taxes	57	-
Net additional minimun pension liability	(90)	-

Total accumulated other comprehensive income (loss)	$(759)	$(3,151)

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe the adoption of its provisions will have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company adopted the provisions of SFAS 158 effective for the year ended December 31, 2006, and as a result recorded an additional minimum pension liability of $147 thousand and accumulated other comprehensive results of $(90) thousand, net of tax.

FIN 48 - In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

EITF 06-4 - The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of EITF 06-4 on its consolidated financial statements.

EITF 06-5 - The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has evaluated this EITF Issue and does not believe the adoption of its provisions will have a material effect on the Company’s financial position, results of operations or cash flows.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(3) BUSINESS COMBINATIONS

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

In August 2004, the Company acquired certain assets of two residential mortgage offices from J.R. Davidson Inc., dba Davidson Mortgage in Cornelius, North Carolina in exchange for cash. Davidson Mortgage, formed in 1997, was a mortgage banking company with two offices located in Cornelius, North Carolina and Lexington, South Carolina. Davidson’s primary focus was on conventional conforming and jumbo loan products and it closed over $90 million in loans during the year ended December 31, 2003, its last full year of operations under previous management. The results of Davidson Mortgage’s operations are reflected in the Company’s consolidated financial statements from the date of acquisition. The proforma impact of the Davidson Mortgage acquisition was not material.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(4) INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2006 and 2005:
	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$77,942	$592	$431	$78,103
Mortgage-backed securities	72,258	234	1,249	71,243
Municipals	1,303	9	-	1,312
Other	18,703	-	340	18,363
	$170,206	$835	$2,020	$169,021

Securities held to maturity:
U. S. government agencies	$74,793	$5	$2,235	$72,563
Mortgage-backed securities	2,795	5	61	2,739
Municipals	8,887	128	104	8,911
	$86,475	$138	$2,400	$84,213

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$66,426	$-	$1,147	$65,279
Mortgage-backed securities	124,212	156	3,870	120,498
Municipals	1,000	1	4	997
Other	17,297	62	325	17,034
	$208,935	$219	$5,346	$203,808

Securities held to maturity:
U. S. government agencies	$75,046	$-	$2,395	$72,651
Mortgage-backed securities	3,228	11	67	3,172
Municipals	9,834	171	54	9,951
	$88,108	$182	$2,516	$85,774

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(4) INVESTMENT SECURITIES (Continued)

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and December 31, 2005. For available for sale securities, the unrealized losses relate to seventeen U.S. government agency bonds, nineteen mortgage-backed securities, one municipal and two other securities. For held to maturity securities, the unrealized losses relate to seventeen U.S. government agency bonds, six mortgage-backed securities, and fifteen municipal securities. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2006

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$4,970	$31	$30,541	$400	$35,511	$431
Mortgage-backed securities	5,384	12	37,714	1,237	43,098	1,249
Other	-	-	735	340	735	340

Total temporarily impaired
securities	$10,354	$43	$68,990	$1,977	$79,344	$2,020

Securities held to maturity:
U. S. government agencies	$9,656	$344	$60,402	$1,891	$70,058	$2,235
Mortgage-backed securities	466	2	1,974	59	2,440	61
Municipals	1,899	76	2,598	28	4,497	104

Total temporarily impaired
securities	$12,021	$422	$64,974	$1,978	$76,995	$2,400

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(4) INVESTMENT SECURITIES (Continued)

	2005

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$28,024	$356	$37,255	$791	$65,279	$1,147
Mortgage-backed securities	27,628	807	79,160	3,063	106,788	3,870
Municipals	749	4	-	-	749	4
Other	675	325	-	-	675	325

Total temporarily impaired
securities	$57,076	$1,492	$116,415	$3,854	$173,491	$5,346

Securities held to maturity:
U. S. government agencies	$19,231	$268	$53,166	$2,127	$72,397	$2,395
Mortgage-backed securities	2,025	55	305	12	2,330	67
Municipals	2,875	37	963	17	3,838	54

Total temporarily impaired
securities	$24,131	$360	$54,434	$2,156	$78,565	$2,516

During 2006, the Company sold approximately $87.8 million of available for sale government agency and mortgage-backed securities at a loss of $4.2 million, and in 2005, the Company sold approximately $11.7 million of available for sale government agency securities, at a loss of $322 thousand, as part of its asset liability management. In addition, insignificant amounts of equity securities were sold in 2006 and 2005. There were no sales of investment securities in 2004.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2006 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$9,991	$9,896	$17,773	$17,636
Due after one but through five years	36,951	36,395	40,410	39,179
Due after five but through ten years	34,054	34,576	3,767	3,824
Due after ten years	16,952	16,911	21,730	20,835
Mortgage-backed securities	72,258	71,243	2,795	2,739

	$170,206	$169,021	$86,475	$84,213

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(4) INVESTMENT SECURITIES (Continued)

Securities with carrying values of $41.6 million and $37.4 million and fair values of $40.1 million and $36.6 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2006, securities with carrying values and fair values of $34.2 million and $34.3 million were pledged to secure the Company’s borrowings from the FHLB. Securities with carrying values of $41.7 million and fair values of $41.5 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

Investments in Equity Securities

The aggregate of the Company’s cost method investments included in other available for sale securities totaled $11.0 million and $12.0 million at December 31, 2006 and 2005, respectively. As of year-end 2006 these investments consisted of Federal Home Loan Bank stock of $10.6 million and The Bankers Bank stock of $404 thousand. The Company estimates that the fair value for these investments approximates cost at December 31, 2006. The Company also has investments in corporate equity securities included in other available for sale investments, which are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income. Such securities had an aggregate cost of $6.9 million and an aggregate fair value of $6.5 million as of December 31, 2006.

(5) LOANS

Following is a summary of loans at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)

Residential mortgage loans	$262,480	$244,177
Commercial mortgage loans	359,987	286,658
Construction loans	211,858	156,900
Commercial and industrial loans	177,706	151,950
Loans to individuals	21,380	29,142

Total	$1,033,411	$868,827

Loans are primarily made in the Piedmont area of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Included in residential mortgage loans at December 31, 2006 and 2005 are loans held for sale totaling approximately $3.6 million and $1.3 million, respectively.

The following is a summary of nonperforming assets at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)

Nonaccrual loans	$2,636	$1,408
Foreclosed assets	895	280

Total	$3,531	$1,688

At December 31, 2006, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $3.1 million. The corresponding valuation allowance for impaired loans with a recorded investment of $1.2 million amounted to $389 thousand; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2006, the average recorded investment in impaired loans was approximately $2.7 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $155 thousand.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(5) LOANS (Continued)

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

Loans to directors and officers as a group (12) at December 31, 2005	$12,617

Less exposure to directors no longer on board at December 31, 2006	(82)

Disbursements during year ended December 31, 2006	18,146
Amounts collected during year ended December 31, 2006	(8,451)

Loans to directors and officers as a group (15) at December 31, 2006	$22,230

At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $2.2 million to executive officers, directors and their affiliates.

(6) ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2006	2005	2004
	(Amounts in thousands)

Balance at beginning of period	$11,785	$12,537	$7,275

Provision for loan losses	2,510	950	2,239

Charge-offs	(1,554)	(1,362)	(1,574)
Recoveries	299	151	150
Net charge-offs	(1,255)	(1,211)	(1,424)

Allowance for loans acquired in
purchase transactions, net	-	(491)	4,447

Balance at end of period	$13,040	$11,785	$12,537

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(7) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)

Land	$9,583	$7,182
Buildings and leasehold improvements	28,858	20,702
Furniture and equipment	15,092	14,342
	$53,533	$42,226
Less accumulated depreciation	(13,041)	(10,967)

Total	$40,492	$31,259

Depreciation and amortization amounting to $3.3 million in 2006, $3.0 million in 2005, and $2.4 million in 2004, is included in occupancy and equipment expense.

(8) GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2006 and 2005. Other intangibles assets are included in other assets in the consolidated balance sheet.

	2006	2005
	(Amounts in thousands)

Goodwill, beginning of year	$49,792	$50,135
Adjustments to preliminary purchase price allocation	-	(343)

Goodwill, end of year	$49,792	$49,792

Other intangibles - gross	2,627	2,627
Less accumulated amortization	906	544

Other intangibles - net	$1,721	$2,083

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

Amortization expense associated with acquired intangibles amounted to $362 thousand, $362 thousand, and $208 thousand, for 2006, 2005, and 2004, respectively. The following table presents estimated future amortization expense for other intangibles.
Estimated Amortization Expense
(Amounts in thousands)
For the Year Ended December 31:
2007	$301
2008	265
2009	265
2010	218
2011	218
Thereafter	454

$1,721

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(9) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $314.6 million and $304.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)

2007	$212,966	$195,860	$408,826
2008	15,143	8,916	24,059
2009	35,636	1,317	36,953
2010	27,618	921	28,539
2011	13,427	824	14,251
Thereafter	9,851	1	9,852

Total	$314,641	$207,839	$522,480

(10) BORROWINGS

The Company has a $.358.5 million credit line availability with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $181.7 million and pledged investment securities with a market value of $34.3 million.

At December 31, 2006, the Company's Federal Home Loan Bank advances of $177.7 million mature through 2026. At December 31, 2006 and 2005, the interest rates on these advances ranged from 0.50% to 5.6175% and from 0.50% to 4.59%, respectively. At December 31, 2006 and 2005, the weighted average interest rates on the advances were 3.06% and 3.46%, respectively.

The Company has also entered into long-term financing through term repurchase agreements with various parties. At December 31, 2006, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 4.82% to 5.68%.

Certain of the FHLB advances and the term repurchase agreements contain embedded interest rate options. Some of the options are exercisable by the holder and relate to converting a floating rate to a fixed rate. Other options are held by the bank, and relate to reducing the interest rate charged should the reference rate fall below a rate specified in the agreement.

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2006 are as follows:

	FHLB	Term Repo
	2006	2006
	(Amounts in thousands)

Due in 2007	$55,000	$-
Due in 2008	15,000	-
Due in 2009	45,000	10,000
Due in 2010	10,000	-
Due in 2011	-	5,000
Thereafter	52,676	-

	$177,676	$15,000

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(10) BORROWINGS (Continued)

In addition to the above advances, the Company also had repurchase agreements with outstanding balances of $14.6 million and $5.2 million at December 31, 2006 and 2005, respectively, which were for customer accommodations. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The Company has repurchase lines of credit of $130.0 million from various institutions, which must be adequately collateralized.

In addition to the above advances, the Company has lines of credit of $78.0 million from various correspondent banks to purchase federal funds on a short-term basis. The Company had $23.2 million outstanding as of December 31, 2006.

Aggregate borrowings at December 31, 2006 amounted to $265.3 million, including $92.7 million that is due within one year and classified as short-term borrowings and $172.6 million due after one year that is classified as long-term debt in the accompanying consolidated balance sheet.

The following table provides a summary of our borrowings.

	2006	2005
	(Amounts in thousands)
Short-term borrowings
FHLB	$55,000	$-
Federal funds purchased	23,183	4,000
Repurchase agreements	14,565	5,186
	$92,748	$9,186

Long-term borrowings
FHLB	$122,676	$157,478
Term repurchase agreements	15,000	-
Jr. subordinated debentures	34,873	35,073
	$172,549	$192,551

(11) JUNIOR SUBORDINATED DEBENTURES

In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase convertible junior subordinated debentures from us under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital for regulatory capital purposes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(11) JUNIOR SUBORDINATED DEBENTURES (Continued)

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

At December 31, 2006 and 2005, the Company had outstanding 3.45 million shares of the trust preferred securities and related junior subordinated debentures, with carrying amounts of $34.9 million and $35.1 million, respectively.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan. The expense related to this plan for the years ended December 31, 2006, 2005, and 2004 totaled approximately $761 thousand, $611 thousand, and $611 thousand, respectively.

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

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits. As of December 31, 2006, approximately 48% of the Company’s employees were covered under such agreements.

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2006, 2005 or 2004, and the Company does not expect to contribute to the plan in 2007. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

	2006	2005	2004
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$823	$775	$920
Actuarial loss	2	25	72
Service cost	-	-	101
Interest cost	53	51	73
Settlement	-	-	(381)
Benefits paid	(33)	(28)	(10)
End of year	$845	$823	$775

Change in Plan Assets Fair Value

Beginning of year	$1,109	$1,034	$1,014
Benefits paid	(33)	(28)	(10)
Return on assets	95	103	30
End of year	$1,171	$1,109	$1,034

Funded status	$326	$286	$259
Unrecognized (gain)/loss	(9)	2	-
Prepaid pension cost recognized	$317	$288	$259

Actuarial assumptions used in accounting for net periodic pension cost were:

Weighted average discount rate	6.50%	6.50%	6.50%
Weighted average rate of increase in
compensation level	N/A	N/A	5.00%
Weighted average expected long-term
rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$-	$-	$101
Interest cost	53	51	73
Expected return on plan assets	(82)	(79)	(76)
Loss	-	-	5
Amortization of prior service cost	-	-	7
Net periodic pension cost (benefit)	$(29)	$(28)	$110

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

The measurement date used for the plan was December 31, 2006. As of that date, the pension plan experienced plan assets in excess of accumulated projected benefit obligations, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $845 thousand, $845 thousand and $1.2 million respectively.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan. The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities. These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios. The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively. The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively. The current asset allocation is 62% equity securities and 38% fixed income/cash equivalents securities, which meets the criteria established by the Plan.

Allowable investment types include both U.S. and international equity and fixed income funds. The equity component is composed of common stocks, convertible notes and bonds, convertible preferred stocks and ADR’s of non U.S. companies as well as various mutual funds, including government and corporate bonds, large to mid cap value, growth and world/international equity funds and index funds. The fixed income/cash equivalents component is composed of money market funds, commercial paper, certificates of deposit, U.S. government and agency securities, corporate notes and bonds, preferred stock and fixed income securities of foreign governments and corporations.

The plan's weighted-average asset allocations at December 31, 2006, by asset category are as follows.

2006
Asset category:
U.S. equity	57%
International blend	5
Fixed income and cash equivalents	38

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2007	$36
2008	39
2009	38
2010	37
2011	37
2012-2016	250

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement

The Company during 2001 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $166 thousand, $313 thousand, and $477 thousand in 2006, 2005, and 2004, respectively, were expensed for future benefits to be provided under this plan. The accrued liability related to this plan was approximately $963 thousand and $787 thousand as of December 31, 2006 and 2005, respectively.

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel. The accrued liability related to this plan was approximately $1.01 million and $856 thousand at December 31, 2006 and 2005, respectively. Total expense for this plan aggregated $88 thousand for each of the years ended December 31, 2006 and 2005, respectively. The adoption of the provisions of SFAS 158 resulted in the recognition during 2006 of an additional minimum pension liability of $147 thousand and accumulated other comprehensive results, net of tax, of $(90) thousand at December 31, 2006.

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

For the years ended December 31, 2006, 2005 and 2004, employees of the Company purchased 16,508, 21,059, and 22,350 shares, respectively, under the ESPP. In 2006, the shares purchased for the ESPP were purchased on the open market.

Stock Option Plans

During 1997 the Company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the Company’s common stock. During 2002 the Company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. During 2006 the Company adopted, with shareholder approval, the 2006 Nonstatutory Stock Option Plan with 150,000 options available. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the Company’s option plans as of and for the years ended December 31, 2006, 2005, and 2004, is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2005	352,912	1,271,917	7.51	1,263,917	7.50

Options authorized	150,000	-	-	-	-
Options granted/vested	(79,500)	79,500	9.48	17,900	9.43
Options exercised	-	(170,594)	3.99	(170,594)	3.99
Options forfeited	52,349	(52,349)	9.41	(52,349)	9.41

At December 31, 2006	475,761	1,128,474	$8.09	1,058,874	$8.01

The weighted average remaining life of options outstanding and options exercisable at December 31, 2006 is 5.1 years and 4.8 years, respectively. The range of exercise prices for options outstanding at December 31, 2006 is $3.44 to $12.15. Information pertaining to options outstanding at December 31, 2006 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.44 - $7.15	439,184	439,184
$7.16 - $10.10	384,439	314,839
$10.11 - $12.15	304,851	304,851

Outstanding at end of year	1,128,474	1,058,874

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below:

	2006	2005	2004

Estimated fair value of options granted	$3.31	$2.85	$4.64

Assumptions in estimating average option values:
Risk-free interest rate	4.69%	3.50%	3.48%
Dividend yield	1.33%	1.25%	1.00%
Volatility	28%	30%	33%
Expected life	7 years	6 years	7 years

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $890 thousand, $1.30 million, and $2.22 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $2.62 million and $2.58 million, respectively. As of December 31, 2006, there was $246 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.8 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $680 thousand, $978 thousand, and $1.44 million, respectively. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 were $69 thousand, $323 thousand and $411 thousand, respectively.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The adoption of the provisions of SFAS 123R for the year ended December 31, 2006 resulted in the recognition of $41 thousand of share-based compensation expense related to employee awards that would have resulted in no expense under the provisions of APB 25, and $18 thousand of share-based compensation expense related to advisory board member awards that would have resulted in a similar expense under the provisions of APB 25. The impact of the adoption of the provisions of SFAS 123R on financial position and results of operations was insignificant.

(13) LEASES

The Company leases office space and equipment under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2007	$1,255
2008	1,079
2009	677
2010	599
2011	351
Thereafter	1,901

$5,862

Total rental expense under operating leases was $551 thousand in 2006, $607 thousand in 2005, and $432 thousand in 2004.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(14) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Amounts in thousands)
Current tax provision
Federal	$2,857	$4,040	$3,163
State	270	644	561
	3,127	4,684	3,724

Deferred tax provision
Federal	(1,070)	(428)	675
State	(167)	(95)	157
	(1,237)	(523)	832

Net provision for income taxes	$1,890	$4,161	$4,556

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
	(Amounts in thousands)

Tax computed at the statutory federal rate	$2,070	$4,023	$4,310

Increase (decrease) resulting from:
State income taxes, net of federal benefit	68	387	475
Tax exempt income	(377)	(360)	(520)
Valuation allowance	2	131	227
Other permanent differences	127	(20)	64
	(180)	138	246

Provision for income taxes	$1,890	$4,161	$4,556

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(14) INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$4,916	$4,349
Deferred compensation	1,185	1,041
Accumulated other comprehensive income	489	1,976
Derivative financial instrument	466	363
NEL carryforward	360	358
Other	352	416
Total deferred tax assets	7,768	8,503

Less: valuation allowance	360	358

Total deferred tax assets net of valuation allowance	7,408	8,145

Deferred tax liabilities relating to:
Property and equipment	(1,004)	(1,312)
Loan fees and costs	(633)	(570)
Core deposit intangible	(596)	(679)
Prepaid expenses	(253)	(223)
Other	(234)	(423)
Total deferred tax liabilities	(2,720)	(3,207)

Net recorded deferred tax asset	$4,688	$4,938

The Company has established a valuation allowance for the deferred tax asset attributable to the parent’s net loss carryforward for state income tax purposes. Management determined that it is likely that the operations at the parent level would not generate sufficient taxable income to realize the deferred tax asset. The changes in the valuation allowance for the years ended December 31, 2006, 2005, and 2004 were increases of $2 thousand, $131 thousand, and $227 thousand, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(15) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income and non-interest expense for the years ended December 31, 2006, 2005 and 2004 are set forth in the following tables.

	2006	2005	2004
	(Amounts in thousands)

Service charges and fees on deposit accounts	$4,318	$3,755	$3,502
Presold mortgage loan fees and income	1,205	1,106	750
Investment brokerage and trust fees	780	888	832
SBIC management fees & income	792	1,211	659
Gain (loss) on economic hedges	(432)	(743)	127
Net cash settlement on economic hedges	(366)	79	416
Loss on sale of investment securities	(4,156)	(266)	-
Other	1,537	1,104	1,663

Total	$3,678	$7,134	$7,949

Income tax benefits related to losses on sales of securities were $1.5 million for 2006 and $103 thousand for 2005.

The major components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Amounts in thousands)

Postage, printing and office supplies	$846	$859	$875
Telephone and communication	897	851	799
Advertising and promotion	1,085	896	776
Outsourced services fees	905	571	1,503
Professional services	1,476	1,745	1,723
Other	4,932	4,569	3,743

Total	$10,141	$9,491	$9,419

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(16) REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2006

Total Capital (to Risk-Weighted Assets)	$127,567	10.87%	$93,900	8.00%	$117,300	10.00%
Tier I Capital (to Risk-Weighted Assets)	114,527	9.76%	46,900	4.00%	70,400	6.00%
Tier I Capital (to Average Assets)	114,527	8.36%	54,800	4.00%	68,500	5.00%

As of December 31, 2005

Total Capital (to Risk-Weighted Assets)	$119,693	11.88%	$80,600	8.00%	$100,800	10.00%
Tier I Capital (to Risk-Weighted Assets)	107,908	10.71%	40,300	4.00%	60,500	6.00%
Tier I Capital (to Average Assets)	107,908	8.65%	49,900	4.00%	62,400	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2006		At December 31, 2005
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total risk-based capital ratio	$134,077	11.40%	$133,513	13.21%
Tier 1 risk-based capital ratio	119,970	10.20%	120,661	11.94%
Leverage ratio	119,970	8.73%	120,661	9.60%

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
Years Ended December 31, 2006, 2005 and 2004

(17) DERIVATIVES (Continued)

Risk Management Policies - Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned for a period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates. The Company has certain derivative financial instruments that have been designated as hedges under SFAS 133, and has other derivative financial instruments used as economic hedges but have not been currently qualified by the Company for hedge accounting treatment.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.
	December 31, 2006		December 31, 2005
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated
with borrowing activities	$(695)	$20,000	$(488)	$20,000

Interest rate swaps associated
with deposit taking activities	(1,054)	90,500	-	-

Cash flow hedges
Interest rate options associated
with lending activities	228	25,000	-	-

Derivatives not designated as accounting hedges
Interest rate options associated
with lending activities	4	50,000	42	50,000

Interest rate swaps associated
with deposit taking activities	-	-	(1,262)	58,500
	$(1,517)	$185,500	$(1,708)	$128,500

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or by third-party safekeepers. The fair value of these securities at December 31, 2006 was $3.9 million.

Certain interest rate swap agreements were terminated in 2003 prior to maturity, and the resulting gains were recognized over the original lives of the agreements. Gains recognized with respect to those agreements for the years ended December 31, 2006, 2005, and 2004 were nil, $219 thousand, and $482 thousand, respectively.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2006.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(17) DERIVATIVES (Continued)

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements. At December 31, 2006, the Company had interest rate option agreements that provide for payments to the Company in the event interest rates decrease below levels provided in the agreements. At December 31, 2006, one such agreement was designated as a cash flow hedge, and two of these agreements were not designated as hedges under SFAS 133. The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. At December 31, 2005, no interest rate option agreements were designated as hedges under SFAS 133.

Interest Rate Risk Management - Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates. At December 31, 2006 and 2005, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and received fixed interest payments, certain of which had been designated as a fair value hedges under SFAS 133, others of which were not designated as fair value hedges. The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. The interest rate swap related to the fixed-rate Trust Preferred Securities (the Trust II Securities) has been designated as a fair value hedge. Due to certain differences between the terms of the debt and the terms of the swap, the Company has assessed and evaluated hedge effectiveness of the swap under the “long-haul” method since its inception. Effective July 31, 2006, certain of the interest rate swap agreements used to convert brokered CD liabilities to floating rates were designated as fair value hedges. Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income. Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income. The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness. The amount of hedge ineffectiveness related to the interest rate swap agreements included in income for the year ended December 31, 2006 was $34 thousand. The amount of ineffectiveness in 2005 and 2004 related to the Trust Preferred Securities was insignificant. The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(18) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2006 and 2005 is as follows (amounts in thousands):

	2006	2005

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$224,045	$206,691
Undisbursed standby letters of credit	11,849	12,012
Undisbursed portion of construction loans	103,797	92,412

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
CONSOLIDNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$29,160	$29,160	$24,606	$24,606
Federal funds sold and other interest-bearing deposits	783	783	648	648
Investment securities available for sale	169,021	169,021	203,808	203,808
Investment securities held to maturity	86,475	84,213	88,108	85,774
Loans, net	1,020,371	1,011,008	857,042	848,159
Investment in life insurance	16,154	16,154	10,617	10,617
Accrued interest receivable	8,217	8,217	6,065	6,065

Financial liabilities:
Deposits	1,024,582	1,022,717	941,949	934,371
Short-term borrowings	92,748	92,748	9,186	9,178
Long-term borrowings	172,549	174,172	192,551	194,052
Accrued interest payable	4,319	4,319	3,664	3,664

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
Liabilities, net	1,517	1,517	1,708	1,708

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(20) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2006 and 2005, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006 are as follows:

Condensed Balance Sheets
December 31, 2006 and 2005
(Amounts in thousands)

	2006	2005
Assets:
Cash and due from banks	$3,332	$10,562
Investment in subsidiary	166,289	157,693
Investment securities available for sale	915	278
Other assets	641	1,431

Total assets	$171,177	$169,964

Liabilities:
Junior subordinated debentures	$34,873	$35,073
Other liabilities	79	6

Total liabilities	34,952	35,079

Stockholders' equity
Common stock	119,616	122,490
Retained earnings	17,368	15,546
Accumulated other comprehensive income (loss)	(759)	(3,151)

Total stockholders' equity	136,225	134,885

Total liablilites and stockholders' equity	$171,177	$169,964

Condensed Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004

Equity in income of subsidiaries	$6,216	$9,615	$9,675
Interest income	150	144	542
Other income	70	64	-
Interest expense	(2,740)	(2,376)	(1,999)
Other expense	(543)	(747)	(890)
Income tax benefit	1,045	973	787

Net income	$4,198	$7,673	$8,115

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

(20) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004
Operating activities:
Net income	$4,198	$7,673	$8,115
Equity in income of subsidiaries	(6,216)	(9,615)	(9,675)
Amortization of debt issuance costs	51	51	61
(Increase) decrease in receivable from subsidiaries	-	-	36,275
(Increase) decrease in other assets	596	3,809	(774)
Net cash provided (used) by operating activities	(1,371)	1,918	34,002

Investing activities:
Investment in subsidiaries	-	-	(21,985)
Cash dividend from subsidiary	-	500	2,725
Purchase of investments	(550)	(40)	(228)
Proceeds from maturities and calls of investments	-	126	-
Net cash provided (used) by investing activities	(550)	586	(19,488)

Financing activities:
Net proceeds from issuance of common stock	749	1,465	1,616
Cost of shares repurchased	(3,682)	(4,271)	-
Cash dividend paid	(2,376)	(3,748)	(1,902)
Net cash provided (used) by financing activities	(5,309)	(6,554)	(286)

Net increase (decrease) in cash	(7,230)	(4,050)	14,228

Cash, beginning of year	10,562	14,612	384

Cash, end of year	$3,332	$10,562	$14,612

(21) SUBSEQUENT EVENTS (unaudited)

On February 1, 2007, the Company announced that its Board of Directors, at its regular meeting on January 24, 2007, declared a quarterly cash dividend of $0.035 per share on the Corporation’s common stock, payable March 1, 2007 to shareholders of record on February 15, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2006.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended December 31, 2006 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southern Community Financial Corporation

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Southern Community Financial Corporation and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Southern Community Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Southern Community Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern Community Financial Corporation and subsidiary as of and for the year ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 15, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2007.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2007.

The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercised of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Stock Option Plans	1,128,474	$8.09	475,761

Employee Stock Purchase Plan	14,201	$9.22	925,882

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,142,675	$8.10	1,401,643

PART III (Continued)

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2007.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

	Financial Statements	Form 10-K Page
	Report of Independent Registered Public Accounting Firm	57

	Consolidated Balance Sheets as of December 31, 2006 and 2005	58

	Consolidated Statements of Operations for the years ended
	December 31, 2006, 2005 and 2004	59

	Consolidated Statements of Comprehensive Income for the years ended
	December 31, 2006, 2005 and 2004	60

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended
	December 31, 2006, 2005 and 2004	61

	Consolidated Statements of Cash Flows for the years ended
	December 31, 2006, 2005 and 2004	62-63

	Notes to Consolidated Financial Statements	64-95

(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 3.2:	Bylaws

Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)

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

Exhibit 10.10:
The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:
2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:
2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 10.13:
2006 Nonstatutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated November 11, 2006, Registration Number 333-138601)

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))

Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2006 First Quarter Form 10-Q)

Exhibit 10.16:	Employment Agreement with David W. Hinshaw (incorporated by reference to Exhibit 10.3 to the 2006 First Quarter Form 10-Q)

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: March 16, 2007	By:	/s/ F, Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board
F. Scott Bauer	and Chief Executive Officer	March 16, 2007

/s/ David W. Hinshaw	Executive Vice President and Chief Financial Officer
David W. Hinshaw	(principal financiaand accounting officer)	March 16, 2007

/s/ Durward A. Smith, Jr.	Vice Chairman of the Board
Durward A. Smith, Jr.		March 16, 2007

/s/ Don Gray Angell	Director
Don Gray Angell		March 16, 2007

/s/ Edward T. Brown	Director
Edward T. Brown		March 16, 2007

/s/ Zack W. Blackmon, Sr.	Director
Zack W. Blackmon, Sr.		March 16, 2007

/s/ James G. Chrysson	Director
James G. Chrysson		March 16, 2007

SIGNATURE	TITLE	DATE

/s/ James O. Frye	Director
James O. Frye		March 16, 2007

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		March 16, 2007

/s/ Beverly H. Godfrey	Director
Beverly H. Godfrey		March 16, 2007

/s/ Lynn L. Lane	Director
Lynn L. Lane		March 16, 2007

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		March 16, 2007

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		March 16, 2007

Director
William G. Ward, Sr., M.D.		March 16, 2007