Form 10-Q
period 2007-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2007-05-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

As of April 30, 2007 (the most recent practicable date), the registrant had outstanding 17,531,331 shares of Common Stock, no par value.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2007 and 2006	5

	Consolidated Statement of Stockholders’ Equity
	Three Months Ended March 31, 2007	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 -	Controls and Procedures	18

Part II.	Other Information

Item 1A -	Risk Factors	19

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 -	Exhibits	19

Signatures		20

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$28,014	$29,160
Federal funds sold	14,945	783
Investment securities
Available for sale, at fair value	178,563	169,021
Held to maturity, at amortized cost	83,171	86,475

Loans	1,085,479	1,033,411
Allowance for loan losses	(13,417)	(13,040)
Net Loans	1,072,062	1,020,371

Premises and equipment	39,984	40,492
Goodwill	49,792	49,792
Other assets	43,536	40,371

Total Assets	$1,510,067	$1,436,465
Liabilities and Stockholders’ Equity
Deposits
Demand	$113,011	$108,950
Money market, savings and NOW	448,849	393,152
Time	516,921	522,480
Total Deposits	1,078,781	1,024,582

Short-term borrowings	58,605	92,748
Long-term debt	222,552	172,549
Other liabilities	12,083	10,361

Total Liabilities	1,372,021	1,300,240

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,410,115 shares at March 31, 2007
and 17,405,940 shares at December 31, 2006, respectively	119,489	119,616
Retained earnings	18,767	17,368
Accumulated other comprehensive income (loss)	(210)	(759)
Total Stockholders’ Equity	138,046	136,225

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,510,067	$1,436,465

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$20,402	$16,259
Investment securities available for sale	2,226	2,140
Investment securities held to maturity	856	854
Federal funds sold	89	21

Total Interest Income	23,573	19,274
Interest Expense
Money market, savings, NOW deposits	3,439	2,097
Time deposits	6,160	4,808
Borrowings	3,453	2,320

Total Interest Expense	13,052	9,225

Net Interest Income	10,521	10,049

Provision for Loan Losses	850	475

Net Interest Income After Provision for Loan Losses	9,671	9,574

Non-Interest Income	3,132	1,337

Non-Interest Expense
Salaries and employee benefits	5,143	4,484
Occupancy and equipment	1,903	1,608
Other	2,713	2,340

Total Non-Interest Expense	9,759	8,432

Income Before Income Taxes	3,044	2,479

Income Tax Expense	1,035	875

Net Income	$2,009	$1,604

Net Income Per Share
Basic	$0.12	$0.09
Diluted	0.11	0.09

Weighted Average Shares Outstanding
Basic	17,423,824	17,624,034
Diluted	17,597,029	17,857,395

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)

Net income	$2,009	$1,604

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	864	(345)
Tax effect	(333)	133
Net of tax amount	531	(212)
Cash flow hedging activities:
Unrealized holding losses on
cash flow hedging activities	15	-
Tax effect	(6)	-
Reclassification of (gains) losses recognized in net income	14	-
Tax effect	(5)	-
Net of tax amount	18	-

Total other comprehensive income (loss)	549	(212)

Comprehensive income (loss)	$2,558	$1,392

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2006	17,405,940	$119,616	$17,368	$(759)	$136,225
Net income	-	-	2,009	-	2,009
Other comprehensive income, net of tax	-	-	-	549	549
Common shares repurchased	(53,372)	(557)	-	-	(557)
Stock options exercised, including
income tax benefit of $117	57,547	403	-	-	403
Stock-based compensation	-	27	-	-	27
Cash dividends of $.035 per share	-	-	(610)	-	(610)

Balance at March 31, 2007	17,410,115	$119,489	$18,767	$(210)	$138,046

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,009	$1,604
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	956	944
Provision for loan losses	850	475
Stock-based compensation	27	11
Net increase in cash surrender value of life insurance	(153)	(96)
Realized loss on sale of premise and equipment	33	-
Loss on economic hedges	5	379
Deferred income taxes	(275)	(305)
Realized (gain) loss on sale of foreclosed property	(15)	(11)
Changes in assets and liabilities:
Increase in other assets	(2,476)	(478)
Increase in other liabilities	2,106	622
Total Adjustments	1,058	1,541

Net Cash Provided by Operating Activities	3,067	3,145

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(14,162)	52
Purchase of:
Available-for-sale investment securities	(11,535)	(5,265)
Held-to-maturity investment securities	(1,719)	(141)
Proceeds from maturities and calls of:
Available-for-sale investment securities	2,812	5,327
Held-to-maturity investment securities	5,016	872
Net increase in loans	(53,259)	(52,417)
Purchases of premises and equipment	(429)	(5,748)
Proceeds from disposal of premises and equipment	-	-
Proceeds from sale of foreclosed assets	209	135

Net Cash Used by Investing Activities	(73,067)	(57,185)

Cash Flows from Financing Activities
Net increase in deposits	53,799	56,146
Net increase (decrease) in short-term borrowings	(34,143)	38,975
Net increase (decrease) in long-term borrowings	49,962	(39,189)
Net proceeds from the issuance of common stock	403	496
Common stock repurchased	(557)	(659)
Cash dividends paid	(610)	(528)

Net Cash Provided by Financing Activities	68,854	55,241

Net Increase (Decrease) in Cash and Due From Banks	(1,146)	1,201
Cash and Due From Banks, Beginning of Period	29,160	24,606

Cash and Due From Banks, End of Period	$28,014	$25,807

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

Recently issued accounting pronouncements
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position or results of operations. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations. Fiscal years ending on or after December 31, 2003 are subject to examination by federal and state tax authorities.

We adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, we will adopt SFAS No. 159 effective January 1, 2008. We are evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

	Three Months Ended
	March 31,
	2007	2006

Weighted average number of common
shares used in computing basic net
income per share	17,423,824	17,624,034

Effect of dilutive stock options and awards	173,205	233,361

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	17,597,029	17,857,395

Net income (in thousands)	$2,009	$1,604
Basic	0.12	0.09
Diluted	0.11	0.09

For the three months ended March 31, 2007 and 2006, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 291,518 and 511,773 shares for the three months ended March 31, 2007 and 2006, respectively.

Note 3 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$289,906	26.7%	$262,480	25.4%
Commercial mortgage loans	365,764	33.7%	359,987	34.8%
Construction loans	220,736	20.3%	211,858	20.5%
Commercial and industrial loans	189,286	17.4%	177,706	17.2%
Loans to individuals	19,787	1.9%	21,380	2.1%

Subtotal	1,085,479	100.0%	1,033,411	100.0%

Less: Allowance for loan losses	(13,417)		(13,040)

Net loans	$1,072,062		$1,020,371

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)

Balance at beginning of period	$13,040	$11,785

Provision for loan losses	850	475

Charge-offs	(597)	(113)
Recoveries	124	64

Net charge-offs	(473)	(49)

Balance at end of period	$13,417	$12,211

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Amounts in thousands)

Nonaccrual loans	$1,240	$2,636	$2,058
Foreclosed assets	1,419	895	129
Total nonperforming assets	$2,659	$3,531	$2,187

Note 3 - Loans (continued)

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of March 31, 2007, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $2.7 million with no corresponding valuation allowance. Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

Note 4 - Non-Interest Income and Other Non-Interest Expense

	Three Months Ended
	March 31,
	2007	2006

Service charges and fees on deposit accounts	$1,051	$1,035
Presold mortgage loan fees	303	214
Investment brokerage and trust fees	187	152
SBIC income and management fees	1,237	130
Gain (loss) and net cash settlement on economic hedges	(5)	(486)
Other	359	292

	$3,132	$1,337
The major components of other non-interest expense are as follows:

Three Months Ended&
lt; /div>

March 31,

2007

2006

 Postage, printing and office supplies
$
185
$
189

 Telephone and communication
204
243

 Advertising and promotion
251
235

 Data processing and other outsourced services
236
167

 Professional services
368
332

 Other
1,469
1,174

$
2,713
$
2,340

Note 5 - Common Stock Repurchase Programs
The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through March 31, 2007, the Company had repurchased 891,298 shares at an average price of $9.35 per share under the three plans, including 53,372 shares at an average price of $10.44 purchased during the first quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, technological factors affecting our operations, pricing, products and services, and other factors discussed in our filings with the Securities and Exchange Commission.

Summary of First Quarter

During the first quarter of 2007, we achieved loan growth of $52.1 million or 5.0% from December 31, 2006. On the funding side, we continued efforts to build local deposits to improve our funding mix, and our initiatives resulted in deposit growth of $54.2 million, or 5.3% over December 31, 2006. Loans and deposits as of March 31, 2007 were $1.09 billion and $1.08 billion, respectively. The March 31, 2007 balances of loans and deposits represent increases of 17.8% and 8.1%, respectively, over corresponding amounts as of March 31, 2006. Credit quality remains very high, with non-performing loans declining to 0.11% of total loans at March 31, 2007. Primarily due to an increased level of earning assets, net interest income for the first quarter of 2007 increased $472 thousand, or 4.7% over the first quarter of 2006. The net interest margin was stable on a linked-quarter basis, at 3.22% for both the first quarter of 2007 and the fourth quarter of 2006, but was down from the 3.44% of the first quarter 2006 due to margin pressure from upward repricing of deposits and borrowings and competitive pricing pressures.

Non-interest income was $3.1 million during the first quarter of 2007, which represents an increase of 134.3% from non-interest income of $1.3 million reported in the comparable period in 2006. Growth in non-interest income during the first quarter of 2007 was due in large part to an increase in income from our investment in Salem Capital Partners, a small business investment company (SBIC) we established five years ago. Gains on SBIC activities in the 2007 first quarter were $1.2 million, an increase of $1.1 million from the $130 thousand reported in the 2006 first quarter. Income from SBIC activities will vary as the gains and losses from these investments are recognized. We do not expect gains from SBIC activities in the near term to be as large as those experienced in the first quarter of 2007. We designated certain economic hedges as hedges for accounting purposes in the third quarter of 2006, and as a result recognize gains and losses due to ineffectiveness since designation, while changes in the fair value of the economic hedges were recognized in income prior to designation. As a result, we recognized a loss of $5 thousand on economic hedges in the first quarter 2007, compared to a $486 thousand loss in the first quarter of 2006. Non-interest expense of $9.8 million in the current quarter was up 15.7% compared with the $8.4 million reported in the year ago period. This increase reflects continued growth and investment in the expansion of the franchise and a higher level of occupancy and equipment expenses. On a linked-quarter basis, non-interest expense increased 1.8%. Earnings per fully diluted share were $0.11 and $0.09 for the three months ended March 31, 2007 and 2006, respectively.

Financial Condition at March 31, 2007 and December 31, 2006

During the three-month period ending March 31, 2007, total assets increased by $73.6 million, or 5.1%, to $1.5 billion. We experienced strong loan growth for the quarter, with the loan portfolio increasing to $1.09 billion, a $52.1 million, or 5.0% increase for the first three months. Emphasis on growing local deposits netted an increase in non-maturity deposits of $59.8 million, or 11.9% during the period.

In the loan portfolio, commercial mortgage loans, which total $365.8 million or 33.7% of gross loans, continue to comprise the largest segment. Loans secured by residential mortgages experienced the most growth during the quarter increasing by $27.4 million or 10.5%. The commercial and industrial segment of the portfolio increased $11.6 million to end the period at $189.3 million or 17.4% of gross loans, and construction lending grew $8.9 million to end the period at $220.7 million or 20.3% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth. Asset growth during the first quarter was funded primarily by deposit growth and wholesale borrowings. Customer deposits continue to be our primary funding source. At March 31, 2007, deposits totaled $1.1 billion, an increase of $54.2 million or 5.3% from year-end 2006. Core deposits accounted for the majority of the deposit growth during the period, increasing $97.6 million or 14.8% over the last twelve months and $48.0 million or 6.8% since December 31, 2006.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2007, our stockholders’ equity totaled $138.0 million, an increase of $1.8 million from the December 31, 2006 balance. The increase is primarily the result of earnings of $2.0 million and a net increase of $531 thousand in the market value of available-for-sale securities, partially offset by $610 thousand of cash dividends declared and paid during the period and the repurchase of $557 thousand, or 53,372 shares, of our outstanding common stock during the period.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net Income. Our net income for the three months ended March 31, 2007 was $2.0 million, an increase of $405 thousand, or 25.3%, from the same three-month period in 2006. Net income per share was $0.12 basic and $0.11 diluted for the three months ended March 31, 2007 as compared with $0.09 basic and diluted for the same period in 2006. Net interest income for the first quarter of 2007 was $10.5 million, up $472 thousand, or 4.7% compared with the first quarter 2006, due in part to continued strong loan and deposit growth, which was offset somewhat by compression of the net interest margin. The net interest margin of 3.22% declined 22 basis points from the year ago period, but on a linked-quarter basis was the same as the 2006 fourth quarter.

Non-interest income was $3.1 million during the first quarter of 2007, which represents an increase of 134.3% from non-interest income of $1.3 million reported in the comparable period in 2006, primarily as a result of an increase in income from Salem Capital Partners, our small business investment company (SBIC) affiliate. Non-interest expense increased $1.3 million, or 15.7% compared with the same quarter a year ago. This increase reflects continued growth and investment in the expansion of the franchise and a higher level of occupancy and equipment expenses. On a linked quarter basis, non-interest expense increased 1.8%.

Net Interest Income. During the three months ended March 31, 2007, our net interest income was $10.5 million, an increase of $472 thousand or 4.7% over the first quarter 2006. Our efforts in repositioning our balance sheet by reducing our level of investment securities to total assets while increasing our focus on deposit growth are reflected in the mix of interest-earning assets and liabilities. With continued strong loan demand, our average loans increased $166.6 million, or 18.8%, more than offsetting the $31.9 million decrease in average investment securities, when compared with the first quarter 2006.

The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Our net interest margin in the future will be impacted by actions taken by the Federal Reserve Board with respect to interest rates and competition in our markets. Our average yield on interest-earning assets in the first quarter of 2007 increased by 62 basis points above that of the first quarter 2006 to 7.22%, and increased 4 basis points on a linked-quarter basis. Rising interest rates have also impacted our funding costs. Our cost on average interest bearing liabilities for the first quarter of 2007 increased 82 basis points to 4.36% compared to the first quarter of 2006, and were up 2 basis points from the fourth quarter of 2006. For the first quarter 2007, our net interest margin of 3.22% was the same as the fourth quarter of 2006. Although we believe our margins are stabilizing, we expect to see some continued compression in our margins as some of our lower-rate funding reprices at higher levels.

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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,054,315	$20,402	7.85%	$887,704	$16,259	7.43%
Investment securities available for sale	175,551	2,226	5.14%	206,850	2,140	4.20%
Investment securities held to maturity	86,903	856	3.99%	87,532	854	3.96%
Federal funds sold	7,449	89	4.85%	1,922	21	4.43%

Total interest earning assets	1,324,218	23,573	7.22%	1,184,008	19,274	6.60%
Other assets	143,078			125,216
Total assets	$1,467,296			$1,309,224

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$412,864	$3,439	3.38%	$325,575	$2,097	2.61%
Time deposits greater than $100K	319,736	3,781	4.80%	310,794	2,997	3.91%
Other time deposits	202,981	2,379	4.75%	210,042	1,811	3.50%
Short-term borrowings	80,686	901	4.53%	43,255	458	4.29%
Long-term debt	196,447	2,552	5.27%	166,223	1,862	4.54%

Total interest bearing liabilities	1,212,714	13,052	4.36%	1,055,889	9,225	3.54%

Demand deposits	104,620			108,089
Other Liabilities	13,339			10,528
Stockholders' equity	136,623			134,718

Total liabilities and stockholders' equity	$1,467,296			$1,309,224

Net interest income and net interest spread		$10,521	2.86%		$10,049	3.06%
Net interest margin			3.22%			3.44%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.19%			112.13%

Provision for Loan Losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the portion of the allowance for loan losses allocated to specific segments of the loan portfolio, we develop a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories, as well as other qualitative and environmental factors. In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. We are in the process of evaluating the guidance in the Interagency Policy Statement and Questions and Answers, and may make enhancements to our processes of determining our allowance for loan losses. However, we do not expect any such changes in our processes to result in a material change in the level of the allowance for loan losses. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The provision for loan losses for the quarter ended March 31, 2007 totaled $850 thousand, compared to a provision of $475 thousand for the three months ended March 31, 2006. During the three months ended March 31, 2007 net loan charge-offs totaled $473 thousand, a increase of $424 thousand of net charge-offs during the three months ended March 31, 2006, primarily the result of specific credits charged down in the first quarter 2007 for which losses had previously been provided. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding increased sixteen basis points to 0.18% for the three months ended March 31, 2007 compared to 0.02% reported for the three months ended March 31, 2006, but were down from the 0.21% of the fourth quarter 2006. Non-performing loans at March 31, 2007 are down significantly to $1.2 million or 0.11% of total loans from $2.6 million or 0.26% of total loans at December 31, 2006 and the $2.1 million or 0.22% of total loans as of March 31, 2006. The allowance for loan losses at March 31, 2007 represented 1.24% of loans outstanding, compared with 1.26% at December 31, 2006 and 1.33% at March 31, 2006. The allowance for loan losses as a percentage of loans outstanding has declined as a result of continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended March 31, 2007, non-interest income increased by $1.8 million or 134% to $3.1 million from $1.3 million for the same period in the prior year. Growth in non-interest income during the first quarter of 2007 was due in large part to an increase in income from our investment in Salem Capital Partners, a small business investment company (SBIC) we established five years ago. Gains on SBIC activities in the 2007 first quarter were $1.2 million, an increase of $1.1 million from the $130 thousand reported in the 2006 first quarter. Income from SBIC activities will vary as the gains and losses from these investments are recognized. We do not expect gains from SBIC activities in the near term to be as large as those experienced in the first quarter of 2007. We experienced increases in other non-interest income, as we continue to focus on ways to expand revenues in activities other than our net interest income. Income from mortgage banking activities of $303 thousand was up $89 thousand, or 41.5% compared to the first quarter of 2006, and investment brokerage and trust fees increased to $187 thousand, up 23.0% from the year ago period. Service charges and fees on deposit accounts of $1.05 million were up 1.5% from the first quarter of 2006, but were down $58 thousand on a linked-quarter basis.

We designated certain economic hedges as hedges for accounting purposes in the third quarter of 2006, and as a result recognize gains and losses due to ineffectiveness since designation, while changes in the fair value of the economic hedges were recognized in income prior to designation. As a result, we recognized a loss of $5 thousand on economic hedges in the first quarter 2007, compared to a $486 thousand loss in the first quarter of 2006.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, we have consistently seen increases in every major component of our non-interest expense. For the three months ended March 31, 2007, our non-interest expense increased $1.3 million or 15.7% over the same period in 2006. These increases are primarily the result of our expansion in the last twelve months, including the opening of a regional office in Mooresville, NC, in the rapidly-growing Charlotte area, our expansion into western NC with an office in the demographically-attractive Asheville market, and the consolidation in mid-2006 of our operations into a new state-of-the-art operations center. On a linked-quarter basis, non-interest expense increased 1.8% from the 2006 fourth quarter.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.0% for the three months ended March 31, 2007 and 35.3% for the three months ended March 31, 2006, reflective of different levels of tax-exempt earnings. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. The adoption of the provisions of FIN 48 did not have a material impact on our financial position or results of operations.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to deposit and borrowing withdrawals and maturities, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Investment securities totaled $261.7 million at March 31, 2007, an increase of $6.2 million from $255.5 million at December 31, 2006. We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $78 million. We also have the credit capacity to borrow up to $358.4 million, as of March 31, 2007, from the Federal Home Loan Bank of Atlanta (FHLB), with $212.6 million outstanding as of that date. At March 31, 2006, we had FHLB borrowings outstanding of $127.3 million. At March 31, 2007, we had funding of $15 million in the form of term repurchase agreements with maturities from three to five years. We also had short-term repurchase agreements with total outstanding balances of $18.6 million and $14.6 million at March 31, 2007 and December 31, 2006, respectively, all of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. We have repurchase lines of credit aggregating $130 million from various institutions. The repurchases must be adequately collateralized. At March 31, 2007, our outstanding commitments to extend credit consisted of loan commitments of $275.6 million and amounts available under home equity credit lines, other credit lines and letters of credit of $95.4 million, $12.9 million and $12.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our ten-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the Bank began initiatives to increase demand and other non-interest bearing deposit accounts to improve our funding mix. As a result, of those initiatives, non-maturity deposits at March 31, 2007 increased $102.5 million or 22.3%, compared to March 31, 2006, and have had a positive impact on our net interest margin. Certificates of deposits represented 47.9% of our total deposits at March 31, 2007, a decrease from 54.0% at March 31, 2006. Brokered and out-of-market deposits increased by 1.9% at the end of the first quarter 2007. Time deposits of $100,000 or more totaled $321.2 million and $326.6 million at March 31, 2007 and March 31, 2006, respectively. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At March 31, 2007, our Tier I capital to average quarterly asset ratio was 8.6%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2007 was 9.9%.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through March 31, 2007, the Company had repurchased 891,298 shares at an average price of $9.35 per share under the three plans, including 53,372 shares at an average price of $10.44 purchased during the first quarter of 2007.

On April 26, 2007, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on April 18, 2007, declared a quarterly cash dividend of four cents ($0.04) per share on the Corporation’s common stock. The dividend is payable on June 1, 2007 to shareholders of record as of the close of business on May 15, 2007. This dividend represents a 14.3% increase over the previous quarterly dividends of $0.035 per share, and is the ninth consecutive quarterly dividend, following a former practice of annual dividends.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. Based on those results, if interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 0.3%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 1.7%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2007. See Note 5 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

January 1, 2007 to January 31, 2007	1,308	$10.23	1,308	1,060,766
February 1, 2007 to February 28, 2007	26,164	$10.53	26,164	1,034,602
March 1, 2007 to March 31, 2007	25,900	$10.35	25,900	1,008,702

Item 6. Exhibits

(a) Exhibits.

Exhibit 10.1	Amended & Restated Salary Continuation Agreement of F. Scott Bauer

Exhibit 10.2	Amended & Restated Salary Continuation Agreement of Jeffrey T. Clark

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 9, 2007	By:	/s/ F. Scott Bauer
Chairman and Chief Executive Officer

Date: May 9, 2007	By:	/s/ David W. Hinshaw
David W. Hinshaw Executive Vice President and Chief Financial Officer