Form 10-Q
period 2007-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2007-08-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐  No ☒

As of August 1, 2007 (the most recent practicable date), the registrant had outstanding 17,606,829 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income
	Three Months and Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statement of Stockholders’ Equity
	Six Months Ended June 30, 2007	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 -	Controls and Procedures	21

Part II.	Other Information

Item 1A-	Risk Factors	21

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4 -	Submission of Matters to a Vote of Security Holders	22

Item 6 -	Exhibits	22

Signatures		23

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$32,742	$29,160
Federal funds sold	8,563	783
Investment securities
Available for sale, at fair value	174,021	169,021
Held to maturity, at amortized cost	76,190	86,475

Loans	1,109,442	1,033,411
Allowance for loan losses	(13,677)	(13,040)
Net Loans	1,095,765	1,020,371

Premises and equipment	39,587	40,492
Goodwill	49,792	49,792
Other assets	43,580	40,371

Total Assets	$1,520,240	$1,436,465

Liabilities and Stockholders’ Equity
Deposits
Demand	$112,142	$108,950
Money market, savings and NOW	413,533	393,152
Time	472,504	522,480
Total Deposits	998,179	1,024,582

Short-term borrowings	129,199	92,748
Long-term debt	241,825	172,549
Other liabilities	11,988	10,361

Total Liabilities	1,381,191	1,300,240

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,621,653 shares at June 30, 2007
and 17,405,940 shares at December 31, 2006, respectively	120,762	119,616
Retained earnings	19,993	17,368
Accumulated other comprehensive loss	(1,706)	(759)
Total Stockholders’ Equity	139,049	136,225

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,520,240	$1,436,465

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$21,501	$17,854	$41,903	$34,113
Investment securities available for sale	2,257	2,140	4,483	4,280
Investment securities held to maturity	815	854	1,671	1,708
Federal funds sold	53	14	142	35

Total Interest Income	24,626	20,862	48,199	40,136
Interest Expense
Money market, savings, NOW deposits	3,645	2,419	7,084	4,516
Time deposits	5,891	5,582	12,051	10,390
Borrowings	4,071	2,829	7,524	5,149

Total Interest Expense	13,607	10,830	26,659	20,055

Net Interest Income	11,019	10,032	21,540	20,081

Provision for Loan Losses	600	705	1,450	1,180

Net Interest Income After Provision for Loan Losses	10,419	9,327	20,090	18,901

Non-Interest Income (Loss)	2,813	(2,685)	5,945	(1,348)

Non-Interest Expense
Salaries and employee benefits	5,341	4,630	10,484	9,114
Occupancy and equipment	1,888	1,680	3,791	3,288
Other	3,076	2,542	5,789	4,882

Total Non-Interest Expense	10,305	8,852	20,064	17,284

Income (Loss) Before Income Taxes	2,927	(2,210)	5,971	269

Income Tax Expense (Benefit)	996	(780)	2,031	95

Net Income (Loss)	$1,931	$(1,430)	$3,940	$174
Net Income (Loss) Per Share
Basic	$0.11	$(0.08)	$0.23	$0.01
Diluted	0.11	(0.08)	0.22	0.01

Weighted Average Shares Outstanding
Basic	17,574,100	17,640,808	17,506,123	17,632,467
Diluted	17,667,207	17,640,808	17,618,675	17,838,621

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Net income (loss)	$1,931	$(1,430)	$3,940	$174

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	(2,306)	(2,318)	(1,442)	(2,663)
Tax effect	889	893	556	1,026
Reclassification of (gains) losses recognized in net income	-	4,230	-	4,230
Tax effect	-	(1,631)	-	(1,631)
Net of tax amount	(1,417)	1,174	(886)	962
Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(143)	-	(128)	-
Tax effect	55	-	49	-
Reclassification of (gains) losses recognized
in net income	14	-	28	-
Tax effect	(5)	-	(10)	-
Net of tax amount	(79)	-	(61)	-

Total other comprehensive income (loss)	(1,496)	1,174	(947)	962

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Earnings	(loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2006	17,405,940	$119,616	$17,368	$(759)	$136,225
Net income	-	-	3,940		3,940
Other comprehensive income, net of tax	-	-	-	(947)	(947)
Common shares repurchased	(53,372)	(557)	-	-	(557)
Stock options exercised including
income tax benefit of $544	269,085	1,653	-	-	1,653
Stock-based compensation	-	50	-	-	50
Cash dividends of $0.075 per share	-	-	(1,315)	-	(1,315)

Balance at June 30, 2007	17,621,653	$120,762	$19,993	$(1,706)	$139,049

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,940	$174
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,960	1,727
Provision for loan losses	1,450	1,180
Stock options compensation	50	15
Net increase in cash surrender value of life insurance	(306)	(243)
Realized loss on sales of available-for-sale securities, net	-	4,230
Realized (gain) loss on sale of premises and equipment	(116)	46
Loss on economic hedges	9	784
Deferred income taxes	329	224
Realized (gain) loss on sale of foreclosed assets	(47)	11
Changes in assets and liabilities:
Increase in other assets	(3,150)	(3,513)
Increase in other liabilities	1,557	207
Total Adjustments	1,736	4,668

Net Cash Provided by Operating Activities	5,676	4,842

Cash Flows from Investing Activities
Increase in federal funds sold	(7,780)	(362)
Purchase of:
Available-for-sale investment securities	(13,333)	(41,193)
Held-to-maturity investment securities	(1,719)	(141)
Proceeds from maturities and calls of:
Available-for-sale investment securities	6,843	18,324
Held-to-maturity investment securities	11,911	3,124
Proceeds from sale of available-for-sale investment securities	-	59,478
Net increase in loans	(76,844)	(90,597)
Purchases of premises and equipment	(950)	(7,119)
Proceeds from disposal of premises and equipment	-	17
Proceeds from sale of foreclosed assets	673	184
Purchase of bank-owned life insurance	-	(5,000)

Net Cash Used by Investing Activities	(81,199)	(63,285)

Cash Flows from Financing Activities
Net increase in demand deposits	23,573	6,893
Net increase (decrease) in time deposits	(49,976)	29,705
Net increase in short-term borrowings	36,451	39,181
Net increase (decrease) in long-term borrowings	69,276	(9,726)
Net proceeds from the issuance of common stock	1,653	618
Common stock repurchased	(557)	(1,384)
Cash dividends paid	(1,315)	(1,146)

Net Cash Provided by Financing Activities	79,105	64,141

Net Increase in Cash and Due From Banks	3,582	5,698
Cash and Due From Banks, Beginning of Period	29,160	24,606

Cash and Due From Banks, End of Period	$32,742	$30,304

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy with the highest level priority given to quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The Company reports fair value on a limited basis, most notably for available for sale investment securities and certain derivative instruments. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 and the Company believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates subject to conditions stated in the pronouncement including the adoption of SFAS 157 discussed above. Under this pronouncement companies can elect to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies’ financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Company will adopt SFAS No. 159 effective January 1, 2008. The Company is still in the process of evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

The EITF reached a consensus at its March 2007 meeting regarding EITF 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact of adopting EITF 06-10 on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	17,574,100	17,640,808	17,506,123	17,632,467

Effect of dilutive stock options	93,107	-	112,552	206,154

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,667,207	17,640,808	17,618,675	17,838,621

Net income (loss) (in thousands)	$1,931	$(1,430)	$3,940	$174
Basic	0.11	(0.08)	0.23	0.01
Diluted	0.11	(0.08)	0.22	0.01

For the three and six month periods ending June 30, 2007 and 2006, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 442,036 and 482,606 shares for the three months ended months ended June 30, 2007 and 2006, respectively, and 410,829 and 502,192 shares for the six months ended June 30, 2007 and 2006, respectively.

Note 3 - Investment Securities

During June 2006, management decided to implement a plan to reposition the investment portfolio. As part of the plan, $87.8 million (book value) of available-for-sale investment securities were identified to be sold, at a loss of $4.2 million. During the second quarter of 2006, securities totaling $62.9 million had been sold at a loss of $3.37 million, with the remainder sold in the third quarter of 2006. Management has reviewed securities in an unrealized loss position in accordance with the Company’s accounting policies, and as a result, recognized an other-than-temporary impairment of $855 thousand related to securities identified for sale, which is reflected in loss on sale of securities in the statement of operations for the second quarter of 2006. As of the end of the second quarter of 2007, the securities portfolio balance was $250.2 million at a tax equivalent yield of 4.7% and duration of 2.98.

Note 4 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2007		At December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential mortgage loans	$298,048	26.9%	$262,480	25.4%
Commercial mortgage loans	368,488	33.2%	359,987	34.8%
Construction loans	235,172	21.2%	211,858	20.5%
Commercial and industrial loans	187,140	16.9%	177,706	17.2%
Loans to individuals	20,594	1.8%	21,380	2.1%

Subtotal	1,109,442	100.0%	1,033,411	100.0%

Less: Allowance for loan losses	(13,677)		(13,040)

Net loans	$1,095,765		$1,020,371

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Balance at beginning of period	$13,417	$12,211	$13,040	$11,785

Provision for loan losses	600	705	1,450	1,180

Charge-offs	(371)	(405)	(968)	(518)
Recoveries	31	115	155	179

Net charge-offs	(340)	(290)	(813)	(339)

Balance at end of period	$13,677	$12,626	$13,677	$12,626

Note 4 - Loans (continued)

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Amounts in thousands)
Nonaccrual loans	$983	$2,636	$2,148
Foreclosed assets	1,244	895	85
Total nonperforming assets	$2,227	$3,531	$2,233

Management estimates the allowance for loan loss balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance for loan loss consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of June 30, 2007, the Company had recorded loans considered impaired in accordance with SFAS No. 114 of $3.0 million with a corresponding valuation allowance of $152 thousand. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. We are in the process of evaluating the guidance in the Interagency Policy Statement and Questions and Answers, and may make enhancements to our processes for determining our allowance for loan losses. However, we do not expect any such changes in our processes to result in a material change in the level of the allowance for loan losses.

Noote 5 - Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Service charges and fees on deposit accounts	1,173	1,098	2,224	2,133
Presold mortgage loan fees	417	368	720	582
Investment brokerage and trust fees	331	259	518	374
SBIC income and management fees	305	120	1,542	250
Loss and net cash settlement on economic hedges	(4)	(582)	(9)	(1,068)
Loss on sale of investment securities	-	(4,230)	-	(4,230)
Other	591	282	950	611

	$2,813	$(2,685)	$5,945	$(1,348)

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Amounts in thousands)
Postage, printing and office supplies	$197	$176	$382	$365
Telephone and communication	201	240	405	483
Advertising and promotion	424	235	675	470
Data processing and other outsourced services	179	202	415	369
Professional services	471	373	839	705
Other	1,604	1,316	3,073	2,490

	$3,076	$2,542	$5,789	$4,882

Note 6 - Common Stock Repurchase Programs

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. On July 26, 2006, the Company announced a plan to repurchase up to additional 1 million shares of its common stock. Through June 30, 2007, the Company had repurchased 891,298 shares at an average price of $9.35 per share under the plans, including 53,372 shares at an average price of $10.44 purchased during the first quarter of 2007 with no additional shares repurchased in the second quarter. The Company has resumed purchasing shares through the program in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other factors discussed in our filings with the Securities and Exchange Commission.

Summary of Second Quarter

During the second quarter of 2007, the Company achieved positive loan growth while maintaining excellent credit quality. For the quarter, total loans grew by $24.0 million or 2.2% to end the period at $1.1 billion. Total deposits were $998.2 million at June 30, 2007, a decline of 7.5% from the prior quarter, reflecting in part seasonal fluctuations in deposits by certain large deposit customers and the expiration of wholesale certificates of deposit. Loan growth for the quarter was funded through additional short term borrowings including federal funds purchased which increased $32.3 million and repurchase agreements which increased $26.5 million. Deposits were up $19.6 million, or 2.0% from June 30, 2006, yet decreased $26.4 million or 2.6% compared with December 31, 2006. With an increased level of earning assets, total interest income increased by $1.1 million or 4.5% on a linked-quarter basis. Net interest income increased by $498 thousand or 4.7% for the quarter compared to the first quarter. The positive effect of the loan growth on net interest income was limited due to competitive pressures and higher levels of borrowing which increased interest expense. The net interest margin increased three basis points to 3.25% compared to 3.22% for the first quarter and compressed five basis points compared to 3.30% for the year ending December 31, 2006 and two basis points compared to 3.27% at June 30, 2006.

Non-interest income was $2.8 million during the second quarter of 2007, compared to a loss of $2.7 million for the second quarter of 2006. The most significant difference in non-interest income for 2007 compared to the prior year is related to restructuring of the investment portfolio and accounting for interest rate swap transactions during the second quarter of 2006. Growth in non-interest income during the second quarter of 2007 was due in large part to an increase in income from our investment in Salem Capital Partners, a small business investment company (SBIC) we established five years ago. Gains on SBIC activities in the second quarter were $305 thousand, an increase of $185 thousand from the $120 thousand reported in the 2006 second quarter. The increase in gains from SBIC activities returned to a more normal level in the second quarter compared to $1.2 million reported in the first quarter of 2007. Income from SBIC activities will vary as the gains and losses from these investments are recognized. We do not expect gains from SBIC activities in the near term to be as large as those experienced in the first quarter of 2007. Another factor was the designation of certain economic hedges as hedges for accounting purposes in the third quarter of 2006, and as a result recognize gains and losses due to ineffectiveness since designation, while changes in the fair value of the economic hedges were recognized in income prior to designation. As a result, we recognized a loss of $4 thousand on economic hedges in the second quarter 2007, compared to a $582 thousand loss in the second quarter of 2006.

Non-interest expense of $10.3 million in the second quarter of 2007 was up 16.4% compared with the $8.9 million reported in the year ago period. This increase reflects continued growth and investment in the expansion of the franchise and a higher level of occupancy and equipment expenses. On a linked-quarter basis, non-interest expense increased 5.6%.

The Company improved its capital position during the second quarter of 2007 by issuing $10 million in subordinated debentures as part of a pooled trust preferred security. The term of the security is 30 years with a five year call provision. Interest is payable quarterly at LIBOR plus 1.43%.

On July 20, 2007, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on July 18, 2007, declared a quarterly cash dividend of four cents ($0.04) per share on the Corporation’s common stock. The dividend is payable on August 31, 2007 to shareholders of record as of the close of business on August 15, 2007. This dividend is the tenth consecutive quarterly dividend, following a former practice of annual dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at June 30, 2007 and December 31, 2006

During the six-month period ending June 30, 2007, total assets increased by $83.8 million, or 5.8%, to $1.5 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $1.1 billion, a $75.4 million, or 7.4% increase for the six months.

The Company experienced solid loan demand in the second quarter, in our existing markets and from the opening of our Mooresville and Asheville offices in the third and fourth quarters of 2006. At June 30, 2007, gross loans totaled $1.1 billion, an increase of $75.4 million or 7.4% from December 31, 2006. Commercial mortgage loans, which total $368.5 million or 33.2% of gross loans at June 30, 2007, continue to comprise the largest segment of the portfolio. Loans secured by residential mortgages and the commercial and industrial portfolio represent 26.9% and 16.9% of gross loans, respectively. Construction lending experienced the most growth during the quarter, increasing $14.4 million to end the period at $235.2 million or 21.2% of the total loan portfolio. Residential mortgage loans experienced the largest growth through six months, increasing $35.6 million or 13.6% to end the period at $298.0 million.

We utilize various funding sources, as necessary, to support balance sheet management and growth. Customer deposits continue to be our primary funding source. At June 30, 2007, deposits totaled $998.2 million, a decrease of $26.4 million or 2.6% from year-end 2006. Core deposits continued to grow increasing $8.1 million or 1.1% while time deposits decreased $34.5 million or 1.2% over the last six months due to our decision to reposition our longer term time deposits. We also utilize other funding sources, such as borrowings from the Federal Home Loan Bank, federal funds purchased and repurchase agreements to supplement funding from deposits.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2007, our stockholders’ equity totaled $139.0 million, representing 9.2% of total assets. Stockholders’ equity increased $2.8 million from December 2006, influenced primarily by the exercise of stock options and earnings of the Company. Stockholders’ equity decreased $1.3 million from December 2006, due to the payment of dividends to shareholders.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Net Income. For the three months ended June 30, 2007, the Company reported net income of $1.9 million or $0.11 per diluted share, compared to a net loss of $1.4 million or $0.08 per diluted share for the same period in 2006. Net interest income increased $987 thousand or 9.8% compared to the prior year second quarter and $498 thousand compared to the current year first quarter. The competitive pricing of deposits and repositioning of our balance sheet to include more short term borrowing, contributed to the 2 basis point compression of our net interest margin to 3.25% for the second quarter of 2007, from 3.27% recorded for June 30, 2006. The provision for loan loss decreased $105 thousand compared to the prior year and also improved from the first quarter. Non-interest income increased $686 thousand or 32.3% compared to the second quarter last year excluding the loss on sale of securities and restatement of derivatives reported in 2006. Non-interest income decreased $319 thousand or 10.2% compared to the first quarter of the current year. Non-interest expense increased $1.5 million or 16.4% compared with the same quarter a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.

Net Interest Income. During the three months ended June 30, 2007, our net interest income was $11.0 million, an increase of $987 thousand or 9.8% over the second quarter 2006 and an increase of $498 thousand compared to the first quarter of 2007. Due primarily to the rising cost of funding, our net interest margin compressed by 2 basis points to 3.25% for the second quarter of 2007, compared to 3.27% for the second quarter of 2006. We continued to reposition our balance sheet mix by reducing investment securities in the second quarter of 2007 by $11.5 million while increasing our focus on higher yielding loans and core deposit growth.

The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime or Libor, change. As a result, interest rate increases generally result in an increase in our interest income on loans. Between June 2006 and June 2007, the Federal Reserve did not change the targeted federal funds rate leaving the prime rate unchanged as well. Improvement in the net interest income has been the result of the volume increase of loan growth. Also, a flattened yield curve has impacted fixed-rate loan and investment portfolio yields, and they have not kept pace with the increase in short-term interest rates used to fund interest earning assets. Our net interest margin in the future will be impacted by actions taken by the Federal Reserve Board with respect to interest rates and competition in our markets. As our balance sheet is slightly asset-sensitive, we would expect to see some compression in our margins if interest rates begin to decline, as some of our variable loans reprice at lower rates. In addition, continued robust loan growth may outpace our ability to attract lower-cost local deposits. As such, we will seek to fund this growth as efficiently as possible through our ready access to correspondents and other wholesale market funds.

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

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,094,861	$21,501	7.88%	$938,074	$17,854	7.63%
Investment securities available for sale	182,270	2,257	4.97%	204,117	2,140	4.21%
Investment securities held to maturity	77,750	815	4.20%	86,599	854	3.96%
Federal funds sold	4,086	53	5.25%	1,365	14	3.97%

Total interest earning assets	1,358,967	24,626	7.27%	1,230,155	20,862	6.80%
Other assets	144,123			136,918
Total assets	$1,503,090			$1,367,073

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$423,330	$3,645	3.45%	$340,326	$2,419	2.85%
Time deposits greater than $100K	312,355	3,583	4.60%	332,562	3,525	4.25%
Other time deposits	184,620	2,308	5.01%	207,548	2,057	3.98%
Short-term borrowings	111,132	1,016	3.67%	66,628	817	4.92%
Long-term debt	208,856	3,055	5.87%	166,344	2,012	4.85%

Total interest bearing liabilities	1,240,293	13,607	4.40%	1,113,408	10,830	3.90%

Demand deposits	108,960			105,867
Other liabilities	15,040			12,402
Stockholders' equity	138,797			135,396

Total liabilities and stockholders' equity	$1,503,090			$1,367,073

Net interest income and net interest spread		$11,019	2.87%		$10,032	2.90%
Net interest margin			3.25%			3.27%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.57%			110.49%

Provision for Loan Losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the portion of the allowance for loan losses allocated to specific segments of the loan portfolio, we develop a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories, as well as other qualitative and environmental factors. In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. We are in the process of evaluating the guidance in the Interagency Policy Statement and Questions and Answers, and may make enhancements to our processes for determining our allowance for loan losses. However, we do not expect any such changes in our processes to result in a material change in the level of the allowance for loan losses. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The provision for loan losses at June 30, 2007 totaled $600 thousand, compared to a provision of $705 thousand for the three months ended June 30, 2006. The decrease in the provision for loan losses reflected strong credit quality, management’s evaluation of the loan portfolio and other economic factors. During the three months ended June 30, 2007, net loan charge-offs totaled $340 thousand, a 17.2% increase from $290 thousand of net charge-offs during the three months ended June 30, 2006. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding for the three months ended June 30, 2007 and 2006 was 0.12%. Non-performing assets at June 30, 2007 decreased to $2.2 million or 0.15% of total assets from $3.5 million or 0.25% of total assets at December 31, 2006 but remained unchanged from the $2.2 million or 0.17% of total assets as of June 30, 2006. The allowance for loan losses at June 30, 2007 represents 1.23% of loans outstanding, compared with 1.26% at December 31, 2006 and 1.32% at June 30, 2006. The allowance for loan losses as a percentage of loans outstanding has declined as a result of trends in the economy and the loan portfolio and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended June 30, 2007, the Company reported non-interest income at $2.8 million compared to a loss of $2.7 million for the three months ended June 30, 2006. The loss in the second quarter of the prior year was due to the loss reported for the sale of investments of $4.2 million. Service charges on deposit accounts for 2007 increased to $1.2 million, up $75 thousand, or 6.8%, over the second quarter of 2006. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. Improvement was realized in the mortgage banking and wealth management areas during the second quarter of 2007 as mortgage loan fees and servicing release premiums were up $49 thousand or 13.3%, and investment brokerage and trust fees were up $72 thousand or 27.8% from the year ago period. Non-interest income for the second quarter also contained a one time $152 thousand gain on the sale of bank property.

Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $4 thousand for the second quarter 2007, compared with a reduction in non-interest income by $405 thousand for the second quarter of 2006.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, Mooresville and Asheville, we have consistently seen increases in every major component of our non-interest expense. For the three months ended June 30, 2007, our non-interest expense increased $1.5 million or 16.4% over the same period in 2006. On a consolidated basis, salaries and employee benefit expense increased $711 thousand or 15.4%. Occupancy and equipment expense increased $208 thousand, or 12.4%. Other expenses increased $534 thousand or 21.0% to $3.1 million. Due to supporting expenses of our franchise, our annualized ratio of non-interest expenses to average total assets increased slightly to 2.75% as compared with 2.60% for the same three months in 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.0% for the three months ended June 30, 2007 and a benefit of 35.3% for the three months ended June 30, 2006, reflective of different levels of tax-exempt earnings and the loss reported at June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Net Income. Our net income for the six months ended June 30, 2007 was $3.9 million, compared to $174 thousand at June 30, 2006. Net interest income increased $1.5 million or 7.3% compared to the six month period of the prior year. The competitive pricing of deposits and repositioning of our balance sheet to include more short term borrowing, contributed to the 11 basis point compression of our net interest margin to 3.24% for the six-month period of 2007, from 3.35% recorded for the six months ended June 30, 2006. The provision for loan loss increased $270 thousand or 22.9% compared to the prior year. Non-interest income increased $2.0 million or 50.5% compared to the six months last year, excluding the loss on sale of securities and restatement of derivatives reported in 2006. Increases in income were achieved in all areas as presented in note 5 with the most notable increase related to SBIC income and management fees. Non-interest expense increased $2.8 million or 16.1% compared with the same period a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.

Net Interest Income. During the six months ended June 30, 2007, our net interest income totaled $21.5 million, an increase of $1.5 million or 7.3% over the $20.1 million for the same six-month period in 2006. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the securities portfolio due to the restructure in 2006. Due to strong loan demand, our level of average earning assets has increased $109.4 million or 8.9% to $1.3 billion from $1.2 billion for the six-months ended June 2006. Between June 2006 and June 2007 the Federal Reserve did not increase the targeted federal funds rate leaving the loan rates on variable rate loans unchanged. However, the flattening of the yield curve has hampered fixed rate loan and investment portfolio yields from keeping pace with the increase in short-term interest rates. Our average yield on interest-earning assets increased 54 basis points to 7.24% for the first half of 2007 compared to the similar period in 2006. Rising rates have also impacted our funding costs for the first six months of 2007, as funding costs increased 65 basis points to 4.38% from 3.73% for the comparable period a year ago. Average interest bearing liabilities increased $141.8 million or 13.1% to $1.2 billion from $1.1 billion for the six-month period ended June 2006. For the six months ended June 30, 2007, our net interest spread was 2.86% compared to 2.98% for the comparable prior year period while our net interest margin was 3.24% compared to 3.35%.

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

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,074,700	$41,903	7.86%	$913,028	$34,113	7.53%
Investment securities available for sale	178,929	4,483	5.05%	205,476	4,280	4.20%
Investment securities held to maturity	82,301	1,671	4.09%	87,063	1,708	3.96%
Federal funds sold	5,758	142	4.97%	1,642	35	4.25%

Total interest earning assets	1,341,688	48,199	7.24%	1,207,209	40,136	6.70%
Other assets	143,604			131,099
Total assets	$1,485,292			$1,338,308

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$418,126	$7,084	3.42%	$332,991	$4,516	2.73%
Time deposits greater than $100K	316,025	7,364	4.70%	321,738	6,522	4.09%
Other time deposits	193,750	4,687	4.88%	208,788	3,868	3.74%
Short-term borrowings	95,993	1,917	4.03%	55,006	1,275	4.67%
Long-term debt	202,686	5,607	5.58%	166,284	3,874	4.70%

Total interest bearing liabilities	1,226,580	26,659	4.38%	1,084,807	20,055	3.73%

Demand deposits	106,802			106,972
Other liabilities	14,194			11,470
Stockholders' equity	137,716			135,059

Total liabilities and stockholders' equity	$1,485,292			$1,338,308

Net interest income and net interest spread		$21,540	2.86%		$20,081	2.98%
Net interest margin			3.24%			3.35%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.38%			111.28%

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2007 was $1.5 million representing an increase of $270 thousand from the $1.2 million provision we made for the six months ended June 30, 2006. During the six months ended June 30, 2007 net loan charge-offs totaled $813 thousand, up from $339 thousand of net charge-offs during the six months ended June 30, 2006. While charge-offs increased in 2007 over the same period in 2006, the percentage of charge-offs to total loans remains low and management believes this is not an indication of a negative trend in the portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.15% for the six months ended June 30, 2007, up from the 0.07% in the year ago period. The amount of non-performing assets remained unchanged at $2.2 million at June 30, 2007 and June 30, 2006, and as a percentage of total assets the ratio decreased to 0.15% of total assets at June 2007 from 0.17% at June 2006. The allowance for loan losses at June 30, 2007 represented 1.23% of loans outstanding, compared with 1.26% at December 31, 2006 and 1.32% at June 30, 2006. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of trends in the economy and the loan portfolio, and continued strong credit quality. We believe that the Company’s allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income For the six months ended June 30, 2007, the Company reported non-interest income of $5.9 million. For the six months ended June 30, 2006, the Company reported non-interest income at a loss of $1.3 million due to, as previously described, the repositioning of our balance sheet. Growth in the first six months was due in large part to an increase in income from our investment in Salem Capital Partners, a small business investment company (SBIC) established five years ago. Income for the first six months of 2007 from Salem Capital Partners was $1.5 million compared to $250 thousand in 2006. This investment returned to a more normal level of earning in the second quarter of 2007 at $305 thousand compared to $1.2 million in the first quarter. Income from SBIC activities will vary as the gains and losses from these investments are realized. Service charges on deposit accounts for 2007 increased to $2.2 million, up $91 thousand, or 4.3% over the same period a year ago. We expect a continued positive trend in service charge fee income in the future as we continue to expand our branch network and deposit base. During 2006, we hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. Improvement was realized in these areas during the first two quarters of 2007 as mortgage loan fees and servicing release premiums were up $138 thousand or 23.7%, and investment brokerage and trust fees were up $144 thousand or 38.5% from the year ago period. Non-interest income for 2007 also contained a one-time $152 thousand gain on the sale of bank property.

Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced non-interest income by $9 thousand for the first six months of 2007, compared with a reduction in non-interest income by $784 thousand for the comparable period of 2006.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. From 1998 forward through the current six-month period, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth, including recent expansion in Greensboro, Raleigh, Mooresville and Asheville, we have consistently seen increases in every major component of our non-interest expenses. For the six months ended June 30, 2007, our non-interest expense increased $2.8 million or 16.1% over the same period in 2006. Salaries and employee benefit expense increased $1.4 million or 15.0%. Occupancy and equipment expense increased $503 thousand or 15.3% reflecting the costs of new facilities. Other expenses increased $907 thousand or 18.6%, primarily in communications and technology costs to support the franchise. For the six months ended June 30, 2007, on an annualized basis, our ratio of non-interest expenses to average total assets increased slightly to 2.75% as compared with 2.60% for the same six months in 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.0% for the six months ended June 30, 2007 and a benefit of 35.3% for the six months ended June 30, 2006, reflective of different levels of tax-exempt earnings and the loss reported at June 30, 2006.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers. To support our growth, during the second quarter of 2007, we issued $10 million in subordinated debentures in the form of a pooled trust security. The security has a final maturity in 2037 but is callable by the Company in 2012. The rate of interest is the London Interbank offered rate plus 1.43%. The Company also has an active trust preferred security with a notional of $34.5 million that was issued in 2003 at a rate of 7.95% and matures in 2033 that is callable in December of 2008. An interest rate swap derivative was entered into with Lehman Brothers to convert this fixed rate to a floating rate. This hedge is accounted for as a fair value hedge.

Federal funds sold and investment securities aggregated $258.8 million at June 30, 2007, an increase of $2.5 million from $256.3 million at December 31, 2006. We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $103.0 million. We also have the credit capacity to borrow up to $378.7 million, as of June 30, 2007, from the Federal Home Loan Bank of Atlanta (FHLB), with $228.6 million outstanding under that line as of that date compared to borrowings outstanding of $177.7 million at December 31, 2006. Repurchase agreements had total outstanding balances of $65.9 million at June 30, 2007. Of this balance, $20.1 million represents accommodations for our deposit customers, $20.8 million were with correspondent banks and $25.0 million were term agreements. At June 30, 2007, we had funding of $25 million in the form of term repurchase agreements with maturities over a year. We have repurchase lines of credit aggregating $110 million from various institutions. The repurchases must be adequately collateralized. At June 30, 2007, our outstanding commitments to extend credit consisted of commercial loan commitments of $267.0 million and amounts available under home equity credit lines, other credit lines and letters of credit of $101.6 million, $17.0 million and $11.8 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our ten-year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. During 2005, the Bank began initiatives to increase demand and other non-interest bearing deposit accounts to improve our funding mix. As a result of those initiatives, non-maturity deposits at June 30, 2007 increased $92.4 million or 21.3%, compared to June 30, 2006. Certificates of deposits represent 47.3% of our total deposits at June 30, 2007, a decrease from 55.7% from June 30, 2006. Time deposits of $100,000 or more total $281.4 million at June 30, 2007 and $340.5 million at June 30, 2006. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At June 30, 2007, our Tier I capital to average quarterly asset ratio was 9.22% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2007 was 10.71%.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through March 31, 2007, the Company had repurchased 891,298 shares at an average price of $9.35 per share under the three plans, including 53,372 shares at an average price of $10.44 purchased during the first quarter of 2007. Although the Company did not purchase any additional shares during the second quarter we expect to resume purchasing shares through the program in the third quarter.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. If interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 2.7%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 3.8%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. On July 26, 2006, the Company announced a plan to repurchase up to 1 million shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2007. See Note 7 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
April 1, 2007 to April 30, 2007	None			1,008,702
May 1, 2007 to May 31, 2007	None			1,008,702
June 1, 2007 to June 30, 2007	None			1,008,702

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on May 23, 2007. Of 17,412,047 shares entitled to vote at the meeting, 13,679,073 shares voted. The following matters were voted on at the meeting:

Proposal 1:  Election of directors. In the election of directors under Proposal 1, the three nominees were elected. Elections were as follows:

Nominee	For	Withheld	Abstain
Matthew G. Gallins	13,246,842	-	432,230
Beverly Hubbard Godfrey	13,324,715	-	354,357
William G. Ward, Sr., M.D.	13,315,402	-	363,670

The following directors continue in office after the meeting: Don G. Angell, F. Scott Bauer, Edward T. Brown, James G. Chrysson, James O. Frye, Lynn L. Lane, H. Lee Merritt, Jr., W. Samuel Smoak, Durward A. Smith, Jr.

Zack W. Blackmon, Sr. retired May 23, 2007.

Item 6. Exhibits

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 9, 2007	By:	/s/ F. Scott Bauer
F. Scott Bauer Chairman and Chief Executive Officer

Date: August 9, 2007	By:	/s/ James C. Monroe, Jr.
James C. Monroe, Jr. Chief Accounting Officer