Form 10-Q
period 2007-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2007-11-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer       Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2007 (the most recent practicable date), the registrant had outstanding 17,470,329 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended September 30, 2007 and 2006	5

	Consolidated Statement of Stockholders’ Equity
	Nine Months Ended September 30, 2007	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 -	Controls and Procedures	21

Part II.	Other Information

Item 1A-	Risk Factors	22

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6 -	Exhibits	22

Signatures		23

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2007	2006 *

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$24,227	$29,160
Federal funds sold	420	783
Investment securities
Available for sale, at fair value	171,167	169,021
Held to maturity, at amortized cost	75,921	86,475

Loans	1,158,168	1,033,411
Allowance for loan losses	(14,197)	(13,040)
Net Loans	1,143,971	1,020,371

Premises and equipment	38,881	40,492
Goodwill	49,792	49,792
Other assets	44,352	40,371
Total Assets	$1,548,731	$1,436,465
Liabilities and Stockholders’ Equity
Deposits
Demand	$110,718	$108,950
Money market, savings and NOW	479,595	393,152
Time	443,405	522,480
Total Deposits	1,033,718	1,024,582

Short-term borrowings	116,139	92,748
Long-term debt	244,170	172,549
Other liabilities	13,868	10,361
Total Liabilities	1,407,895	1,300,240

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,520,829 shares at September 30, 2007
and 17,405,940 shares at December 31, 2006, respectively	120,001	119,616
Retained earnings	21,009	17,368
Accumulated other comprehensive loss	(174)	(759)
Total Stockholders’ Equity	140,836	136,225

Commitments and contingencies
Total Liabilities and Stockholders' Equity	$1,548,731	$1,436,465
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Interest Income
Loans	$22,309	$19,229	$64,212	$53,342
Investment securities available for sale	2,208	2,055	6,691	6,335
Investment securities held to maturity	781	836	2,452	2,544
Federal funds sold	41	31	183	66

Total Interest Income	25,339	22,151	73,538	62,287
Interest Expense
Money market, savings, NOW deposits	4,079	2,776	11,163	7,292
Time deposits	5,852	6,122	17,903	16,512
Borrowings	4,419	3,038	11,943	8,187

Total Interest Expense	14,350	11,936	41,009	31,991

Net Interest Income	10,989	10,215	32,529	30,296

Provision for Loan Losses	575	730	2,025	1,910

Net Interest Income After Provision for Loan Losses	10,414	9,485	30,504	28,386

Non-Interest Income	2,546	2,689	8,491	1,341

Non-Interest Expense
Salaries and employee benefits	5,267	4,776	15,751	13,890
Occupancy and equipment	2,116	1,728	5,907	5,016
Other	2,966	2,425	8,755	7,307

Total Non-Interest Expense	10,349	8,929	30,413	26,213

Income Before Income Taxes	2,611	3,245	8,582	3,514

Income Tax Expense	890	1,163	2,921	1,258

Net Income	$1,721	$2,082	$5,661	$2,256
Net Income Per Share
Basic	$0.10	$0.12	$0.32	$0.13
Diluted	0.10	0.12	0.32	0.13

Weighted Average Shares Outstanding
Basic	17,584,565	17,571,030	17,532,813	17,611,763
Diluted	17,602,250	17,738,817	17,603,525	17,806,387

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Net income	$1,721	$2,082	$5,661	$2,256

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	2,304	1,729	862	(934)
Tax effect	(888)	(667)	(332)	359
Reclassification of (gains) losses recognized in net income	-	(30)	-	4,200
Tax effect	-	12	-	(1,619)
Net of tax amount	1,416	1,044	530	2,006
Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	174	140	46	140
Tax effect	(67)	(54)	(18)	(54)
Reclassification of (gains) losses recognized in net income	14	14	42	14
Tax effect	(5)	(5)	(15)	(5)
Net of tax amount	116	95	55	95

Total other comprehensive income	1,532	1,139	585	2,101

Comprehensive income	$3,253	$3,221	$6,246	$4,357

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2006	17,405,940	$119,616	$17,368	$(759)	$136,225
Net income	-	-	5,661	-	5,661
Other comprehensive income, net of tax	-	-	-	585	585
Common stock repurchased	(164,372)	(1,419)	-	-	(1,419)
Stock options exercised and other
stock benefits including income
tax benefit of $558	279,261	1,726	-	-	1,726
Stock-based compensation	-	78	-	-	78

Cash dividends of $0.115 per share	-	-	(2,020)	-	(2,020)

Balance at September 30, 2007	17,520,829	$120,001	$21,009	$(174)	$140,836

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$5,661	$2,256
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,936	2,747
Provision for loan losses	2,025	1,910
Stock based compensation	78	39
Net increase in cash surrender value of life insurance	(459)	(390)
Realized loss on sale of available-for-sale securities, net	-	4,200
Realized gain on sale of premise and equipment	(119)	(55)
(Gain) loss on economic hedges	(60)	406
Deferred income taxes	(701)	(150)
Realized gain on sale of foreclosed assets	(58)	(12)
Changes in assets and liabilities:
Increase in other assets	(3,883)	(5,231)
Increase in other liabilities	3,622	841
Total Adjustments	3,381	4,305

Net Cash Provided by Operating Activities	9,042	6,561

Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	363	(239)
Purchase of:
Available-for-sale investment securities	(16,354)	(76,370)
Held-to-maturity investment securities	(1,719)	(141)
Proceeds from maturities and calls of:
Available-for-sale investment securities	14,983	23,720
Held-to-maturity investment securities	12,161	3,295
Proceeds from sale of available-for-sale investment securities	-	84,019
Net increase in loans	(125,625)	(147,402)
Purchases of premises and equipment	(1,214)	(13,016)
Proceeds from disposal of premises and equipment	6	1,346
Proceeds from sale of foreclosed assets	989	220
Purchase of bank-owned life insurance	-	(5,000)

Net Cash Used by Investing Activities	(116,410)	(129,568)

Cash Flows from Financing Activities
Net increase in demand deposits	88,211	34,378
Net increase (decrease) in time deposits	(79,075)	44,529
Net increase in short-term borrowings	23,391	84,455
Net increase (decrease) in long-term debt	71,621	(34,765)
Proceeds from the issuance of common stock	1,726	665
Common stock repurchased	(1,419)	(2,708)
Cash dividends paid	(2,020)	(1,763)

Net Cash Provided by Financing Activities	102,435	124,791

Net Increase in Cash and Cash Equivalents	(4,933)	1,784
Cash and Cash Equivalents, Beginning of Period	29,160	24,606

Cash and Cash Equivalents, End of Period	$24,227	$26,390

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month period ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles, and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

Recently issued accounting pronouncements
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position or results of operations. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations. Fiscal years ending on or after December 31, 2004 are subject to examination by federal and state tax authorities.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy with the highest level priority given to a quoted price that is observable for the asset or liability while the least priority is given to unobservable inputs. The Company reports fair value on a limited basis, most notably for available for sale investment securities and certain derivative instruments which will require compliance with the provisions of SFAS 157. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates subject to conditions stated in the pronouncement including the adoption of SFAS 157 discussed above. Under this pronouncement companies can elect to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies’ financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Company will adopt SFAS No. 159 effective January 1, 2008. The Company currently presents certain financial instruments at fair value including available for sale investment securities and certain derivatives. The Company does not currently anticipate presenting any additional financial instruments at fair value upon adoption of this pronouncement which will not have a material impact on the consolidated financial statements.

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

EITF 06-10 - The Emerging Issues Task Force (EITF) reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact of adopting EITF 06-10 on its consolidated financial statements.

Note 2 - Net Income Per Share

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average number of common
shares used in computing basic net
income per share	17,584,565	17,571,030	17,532,813	17,611,763

Effect of dilutive stock options	17,685	167,787	70,712	194,624

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	17,602,250	17,738,817	17,603,525	17,806,387

Net income (in thousands)	$1,721	$2,082	$5,661	$2,256
Basic	0.10	0.12	0.32	0.13
Diluted	0.10	0.12	0.32	0.13

Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 614,851 and 441,059 shares for the three months ended September 30, 2007 and 2006 respectively, and 547,624 and 468,008 shares for the nine months ended September 30, 2007 and 2006, respectively.

Note 3 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30,		At December 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$313,004	27.0%	$262,480	25.4%
Commercial mortgage loans	376,801	32.5%	359,987	34.8%
Construction loans	253,108	21.9%	211,858	20.5%
Commercial and industrial loans	193,175	16.8%	177,706	17.2%
Loans to individuals	22,080	1.8%	21,380	2.1%

Subtotal	1,158,168	100.0%	1,033,411	100.0%

Less: Allowance for loan losses	(14,197)		(13,040)

Net loans	$1,143,971		$1,020,371

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Balance at beginning of period	$13,677	$12,626	$13,040	$11,785

Provision for loan losses	575	730	2,025	1,910

Charge-offs	(182)	(441)	(1,150)	(959)
Recoveries	127	75	282	254

Net charge-offs	(55)	(366)	(868)	(705)

Balance at end of period	$14,197	$12,990	$14,197	$12,990

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Amounts in thousands)

Nonaccrual loans	$2,226	$2,636	$3,011
Foreclosed assets	939	895	525
Total nonperforming assets	$3,165	$3,531	$3,536

Management estimates the allowance for loan loss balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance for loan loss consists of several components. One component is for loans that are individually classified as impaired and evaluated for impairment under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of September 30, 2007, the Company had recorded loans considered impaired in accordance with SFAS No. 114 of $5.5 million with a corresponding valuation allowance of $761 thousand for impaired loans with an outstanding balance in excess of the fair value of the collateral. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

Note 4 - Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,266	$1,076	$3,490	$3,209
Presold mortgage loan fees	298	273	1,018	855
Investment brokerage and trust fees	334	206	852	580
SBIC income and management fees	167	248	1,709	498
Gain (loss) and net cash settlement on economic hedges	69	296	60	(772)
Gain (loss) on sale of investment securities	-	30	-	(4,200)
Other	412	560	1,362	1,171

	$2,546	$2,689	$8,491	$1,341

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Postage, printing and office supplies	$240	$237	$622	$602
Telephone and communication	226	211	631	694
Advertising and promotion	337	278	1,012	748
Data processing and other outsourced services	172	227	587	596
Professional services	498	320	1,337	1,025
Other	1,493	1,152	4,566	3,642

	$2,966	$2,425	$8,755	$7,307

Note 5 - Common Stock Repurchase Programs

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. The plan was extended in July 2006 when up to an additional 1.0 million shares of its common stock was authorized to be repurchased. Through September 30, 2007, the Company had repurchased 1,002,298 shares at an average price of $9.34 per share under the three plans, including 111,000 shares at an average price of $7.76 purchased during the third quarter of 2007.

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

Summary of Third Quarter

Total assets grew $28.5 million or 1.9% during the third quarter of 2007 led by total loans which grew $48.7 million or 4.4% to end the period at $1.2 billion. Commercial mortgage loans, which total $376.8 million or 32.5% of gross loans, continue to comprise the largest segment of the portfolio and grew $8.3 million or 2.3% for the quarter. Construction loans experienced the most growth during the quarter increasing $18.0 million or 7.6 % comprising 21.9% of the total loan portfolio. Residential mortgage loans also experienced significant growth for the quarter increasing $15.0 million or 5.0% to $313.0 million or 27% of total gross loans. Within the residential mortgage loan segment, land and building lots increased $10.3 million, home equity loans increased $2.2 million, 1-4 family residences increased $4.5 million and loans held for sale decreased $2.0 million. Commercial and industrial loans and loans to individuals increased $7.5 million and represent 18.6% of total gross loans. Total cash, federal funds sold and investment securities decreased $19.8 million in total to fund the loan growth. Total deposits were $1.0 billion at quarter end, an increase of $35.5 million or 3.6% from the prior quarter. The growth in deposits was attributable primarily to money market accounts which grew $63.8 million or 24.7% and NOW accounts which grew $3.2 million or 2.3%. Demand deposits declined slightly and time deposits continued their trend by decreasing $29.1 million or 6.2% as higher cost and longer term certificates of deposit matured. As part of balance sheet management strategy, the Company decided not to match higher market certificate of deposit rates. Borrowings declined $10.7 million or 2.9% and the mix was changed with short term borrowings decreasing $17.2 million while long term borrowing increased $6.5 million. Net interest income decreased by $30 thousand or 0.3% for the quarter compared to the second quarter. The positive effect of loan growth on net interest income was limited due to competitive pressures on rates for deposits and increased costs of wholesale funding transactions. With an increased level of earning assets, total interest income increased by $713 thousand or 2.9% while the cost of funds increased $743 thousand compared to the previous quarter. The net interest margin decreased nine basis points to 3.16% compared to 3.25% for the second quarter and decreased 14 basis points when compared to 3.30% for the year ending December 31, 2006.

The Company maintained exceptional credit quality during the quarter with net charge-offs of $55 thousand or 0.02% as a percent of average loans which was ten basis points lower than the 0.12% from the previous quarter.

On September 18, 2007, The Federal Reserve reduced the Fed Funds rate by 50 basis points resulting in a 50 basis point reduction in the prime rate. This was the first change in Fed Funds rates since June of 2006 and was the first reduction following seventeen 25 basis point increases dating back to June of 2004. The loan portfolio is structured with approximately 45% of loans with fixed rates, which will not be immediately effected by the change, and 55% with variable rates which will reprice as the applicable rate changes. At quarter end, approximately 76% of the variable rate loans were tied to prime while 24% were tied to LIBOR or another index. The loans tied to prime were generally repriced at the time of the change while the loans tied to LIBOR reprice based on terms of the loan. Deposits, such as money market accounts, are repriced at the discretion of management. The Company is currently liability sensitive allowing more liabilities to reprice at the time of a rate change. The effect of the rate change and the applicable repricing of loans, deposits and borrowings should be reflected in the net interest margin and net interest income in the fourth and subsequent quarters.

Non-interest income was $2.5 million during the third quarter of 2007, compared to $2.8 million for the prior quarter and $2.7 million for the third quarter of 2006. Service charge income continued steady growth during the quarter which was offset by a decline of $119 thousand in mortgage loan fees and a slight decline in trust fees. Revenue from SBIC activities in the third quarter declined to $167 thousand compared to $305 thousand reported in the second quarter. Income from SBIC activities will vary as the gains and losses from investments are recognized. The decline in the non-interest income in the current quarter compared to the third quarter of 2006 was due to $69 thousand being recognized in connection with economic hedges in the current quarter compared to the $296 thousand recognized in the third quarter 2006. No income was recognized in the current quarter from sales of investment securities while $30 thousand was recognized in the same quarter last year.

Non-interest expense of $10.3 million in the third quarter of 2007 was virtually unchanged from the prior quarter and up 15.9% compared with the $8.9 million reported in the year ago period. This increase from a year ago reflects continued growth and investment in the expansion of the franchise and a higher level of occupancy and equipment expenses.

On October 25, 2007, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on October 24, 2007, declared a quarterly cash dividend of four cents ($0.04) per share on the Corporation’s common stock. The dividend is payable on November 30, 2007 to shareholders of record as of the close of business on November 15, 2007. This cash dividend is the eleventh consecutive quarterly dividend, following two annual dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at September 30, 2007 and December 31, 2006

During the nine-month period, ending September 30, 2007, total assets increased by $112.3 million, or 7.8%, to $1.5 billion. The Company’s loan portfolio, net of allowance for loan losses, increased to $1.1 billion, an increase of $123.6 million, or 12.1% increase for the nine months.

At September 30, 2007, gross loans totaled $1.2 billion, an increase of $124.8 million or 12.1% from December 31, 2006. Commercial mortgage loans, which total $376.8 million or 32.5% of gross loans, continue to comprise the largest segment of the portfolio and grew $16.8 million or 4.7% year to date. Residential mortgage loans increased $50.5 million or 19.2% to end the period at $313.0 million or 27.0% of the total loan portfolio. Within the residential mortgage loan segment, land and building lots increased $29.2 million, home equity loans increased $10.6 million, 1-4 family residences increased $11.2 million and loans held for sale decreased $0.5 million. Construction loans and the commercial and industrial portfolio which represent 21.9% and 16.8% of gross loans respectively also experienced solid growth.

The Company utilizes various funding sources, as necessary, to support balance sheet management and growth. Customer deposits have traditionally been our primary funding source but as loan demand has exceeded deposit growth in the current year various other sources of funding have been utilized to a greater extent. At September 30, 2007, deposits totaled $1.0 billion, an increase of $9.1 million or 0.9% from year-end 2006. Core deposits continued to grow increasing $88.2 million or 17.6% over the last nine months. Time deposits decreased $79.1 million or 15.1% as higher cost and longer term certificates of deposit are maturing and higher market rates are not being matched. The Company also utilizes other funding sources, such as borrowings from the Federal Home Loan Bank, which increased $34.9 million from the prior year end and repurchase agreements, which increased $57.6 million to supplement funding from deposits. Federal funds purchased decreased $7.2 million from year end.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2007, our stockholders’ equity totaled $140.8 million, representing 9.1% of total assets. Stockholders’ equity increased $4.6 million from December 31, 2006.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net Income. For the three months ended September 30, 2007, the Company reported net income of $1.7 million or $0.10 per diluted share, compared to net income of $2.1 million or $0.12 per diluted share for the same period in 2006. Net interest income, the major source of the companies net income, increased $774 thousand compared to the prior year third quarter and decreased $30 thousand compared to the current year second quarter. The provision for loan losses declined $155 thousand compared to the prior year and also improved from the second quarter with a decline of $25 thousand. Non-interest income declined $143 thousand or 5.3% compared to the third quarter last year and declined $267 thousand or 9.5% compared to the second quarter of the current year. Non-interest expense increased $1.4 million or 15.9% compared with the same quarter a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth. Non-interest expense increased slightly by $44 thousand compared to the prior quarter.

Net Interest Income. During the three months ended September 30, 2007, our net interest income was $11.0 million, an increase of $774 thousand or 7.6% over the third quarter 2006 and a decrease of $30 thousand compared to the second quarter of 2007. Due primarily to the rising cost of funding, our net interest margin compressed by 13 basis points to 3.16% for the third quarter of 2007, compared to 3.29% for the third quarter of 2006. The Company continued to reposition our balance sheet mix by reducing investment securities and increasing borrowings in the third quarter of 2007 while increasing our focus on higher yielding loans and core deposit growth.

The rates earned on a significant portion of our loan portfolio adjust when index rates, such as prime or Libor, change. As a result, interest rate increases or decreases generally result in an increase or decrease in our interest income on loans. As discussed above, the Federal Reserve decreased the targeted federal funds rate late in the third quarter to 4.75% resulting in a decrease in the prime rate to 7.75%. Improvement in interest income during the third quarter was the result of the growth of loan balances. The yield on these balances will be affected by this decrease and any further Fed action in the fourth quarter. Our net interest margin in the future will be impacted by actions taken if the Federal Reserve increases or decreases interest rates and by competition in our markets. As our balance sheet is slightly liability-sensitive, the Company would expect to see some improvement in our margins if interest rates continue to decline. However, as some of our variable rate loans reprice at lower rates, pressure for competitive rates on deposits and other funding sources may not decrease as quickly. In addition, continued robust loan growth may outpace our ability to attract lower-cost local deposits. As such, the Company will seek to fund this growth as efficiently as possible through our ready access to correspondents and other wholesale market funds.

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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,131,060	$22,309	7.83%	$980,966	$19,229	7.78%
Investment securities available for sale	183,626	2,208	4.77%	161,930	2,055	5.03%
Investment securities held to maturity	63,642	781	4.87%	85,021	836	3.90%
Federal funds sold	2,951	41	5.51%	2,645	31	4.71%

Total interest earning assets	1,381,279	25,339	7.28%	1,230,562	22,151	7.14%
Other assets	142,643			139,749
Total assets	$1,523,922			$1,370,311

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$446,844	$4,079	3.62%	$340,240	$2,776	3.24%
Time deposits greater than $100K	310,758	3,658	4.67%	336,222	3,860	4.55%
Other time deposits	160,851	2,194	5.41%	208,776	2,262	4.30%
Short-term borrowings	117,466	1,388	4.69%	66,576	790	4.71%
Long-term debt	222,762	3,031	5.40%	169,765	2,248	5.25%

Total interest bearing liabilities	1,258,681	14,350	4.52%	1,121,579	11,936	4.22%

Demand deposits	111,351			102,111
Other liabilities	15,052			12,313
Stockholders' equity	138,838			134,308

Total liabilities and stockholders' equity	$1,523,922			$1,370,311

Net interest income and net interest spread		$10,989	2.75%		$10,215	2.92%
Net interest margin			3.16%			3.29%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.74%			109.72%

Provision for Loan Losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the portion of the allowance for loan losses allocated to specific segments of the loan portfolio, the Company develops a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups. Qualitative factors are identified by management that relate to the Banks specific profile and influences from economic factors including interest rate trends, unemployment rates, commercial real estate vacancy rates, inflation, housing sales and energy cost. In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. The Company has evaluated the guidance in the Interagency Policy Statement and Questions and Answers, and will make applicable enhancements to our processes for determining our allowance for loan losses during the fourth quarter. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The provision for loan losses for the third quarter ending September 30, 2007 totaled $575 thousand, compared to a provision of $730 thousand for the three months ended September 30, 2006. The decrease in the provision for loan losses reflected strong credit quality, management’s evaluation of the loan portfolio and other economic factors. During the three months ended September 30, 2007, net loan charge-offs totaled $55 thousand, an 85.0% decrease from $366 thousand of net charge-offs during the three months ended September 30, 2006. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding for the three months ended September 30, 2007 and 2006 was 0.02% and 0.12% respectively. Impaired loans at September 30, 2007 increased $2.5 million to $5.5 million compared to $3.0 million at the prior quarter end as four new loans were classified as impaired while one loan was no longer considered impaired. The related allowance for impaired loans increased $609 thousand to $761 thousand at the end of the third quarter compared to $152 thousand for the prior quarter. Non-performing assets at September 30, 2007 decreased to $3.2 million or 0.20% of total assets from $3.5 million or 0.25% of total assets at December 31, 2006 and decreased from the $3.5 million or 0.25% of total assets as of September 30, 2006. The allowance for loan losses at September 30, 2007 represents 1.23% of loans outstanding, compared with 1.26% at December 31, 2006 and 1.28% at September 30, 2006. The allowance for loan losses as a percentage of loans outstanding has declined as a result of continued strong credit quality. The Company believes that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended September 30, 2007, the Company reported non-interest income at $2.5 million compared to $2.7 million for the three months ended September 30, 2006. Service charges on deposit accounts for the third quarter increased to $1.3 million, up $190 thousand, or 17.7%, over the third quarter of 2006. The Company expects a continued positive trend in service charge fee income in the future as it continues to expand our branch network and deposit base. Improvement was realized in the mortgage banking and investment brokerage and trust fees during the third quarter of 2007 compared to the third quarter of 2006 as mortgage loan fees and servicing release premiums were up $25 thousand or 9.2%, and investment brokerage and trust fees were up $128 thousand or 62.1% from the year ago period. Small Business Investment Company (SBIC) income and management fees declined $81 thousand or 48.5% in the third quarter. Income from SBIC activities will vary as the gains and losses from investments are recognized.

Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps increased non-interest income by $69 thousand for the third quarter 2007, compared with a gain of $296 thousand for the third quarter of 2006.

Non-Interest Expense. The Company strives to maintain non-interest expenses at levels that is believed to be appropriate given the nature of the operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three-month period, the Company has consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, including recent expansion in Mooresville, Raleigh, and Asheville, the Company has consistently seen increases in every major component of our non-interest expense. For the three months ended September 30, 2007, our non-interest expense increased $1.4 million or 15.9% over the same period in 2006. On a consolidated basis, salaries and employee benefit expense increased $491 thousand or 10.3%. Occupancy and equipment expense increased $388 thousand, or 22.4%. Other expenses increased $541 thousand or 22.3% to $3.0 million. Due to supporting expenses of our franchise, our annualized ratio of non-interest expenses to average total assets increased slightly to 2.7% as compared with 2.6% for the same three months in 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.1% for the three months ended September 30, 2007 and 35.8% for the three months ended September 30, 2006, reflective of different levels of tax-exempt earnings.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Net Income. The Company’s net income for the nine months ended September 30, 2007 was $5.7 million, compared to $2.3 million at September 30, 2006. Net interest income increased $2.2 million or 7.4% compared to the nine-month period of the prior year. The competitive pricing of deposits and repositioning of our balance sheet to include more short term borrowing, contributed to the 12 basis point compression of our net interest margin to 3.21% for the nine-month period of 2007, from 3.33% recorded for the nine months ended September 30, 2006. The provision for loan losses increased $115 thousand or 6.0% compared to the prior year. Non-interest income increased $2.2 million or 34.5% compared to the same nine months last year, excluding the loss on sale of securities and restatement of derivatives reported in 2006. Increases in income were achieved in all areas as presented in note 4 with the most notable increase related to SBIC income and management fees. Non-interest expense increased $4.2 million or 16.0% compared with the same period a year ago. The increase in non-interest expense was primarily the result of the continued expansion of our franchise and investment in our infrastructure to support our growth.

Net Interest Income. During the nine months ended September 30, 2007, our net interest income totaled $32.5 million, an increase of $2.2 million or 7.4% over the $30.3 million for the same nine-month period in 2006. Net interest income benefited from strong growth in average earning assets, coupled with increased yields on the securities portfolio due to the restructure in 2006. Due to strong loan demand our level of average earning assets has increased $140.0 million or 11.5% for the nine-months ended September 2006. Late in the third quarter of 2007, the Federal Reserve decreased the targeted federal funds rate which resulted in a decrease in the prime rate which may affect net interest income and net interest margin in the fourth quarter of 2007 and into 2008. Our average yield on interest-earning assets increased 41 basis points to 7.26% for the first nine months of 2007 compared to 6.85% from the similar period in 2006. Higher rates on new funding sources have also impacted our funding costs for the first nine months of 2007, as funding costs increased 53 basis points to 4.43% from 3.90% for the comparable period a year ago. Average interest bearing liabilities increased $140.2 million or 12.8% to $1.2 billion at September 30, 2007, from $1.1 billion at September 30, 2006. For the nine months ended September 30, 2007, our net interest spread was 2.82% compared to 2.96% for the comparable prior year period while our net interest margin was 3.21% compared to 3.33%.

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

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,093,693	$64,212	7.85%	$935,923	$53,342	7.62%
Investment securities available for sale	180,512	6,691	4.96%	190,801	6,335	4.44%
Investment securities held to maturity	76,013	2,452	4.31%	86,375	2,544	3.94%
Federal funds sold	4,812	183	5.08%	1,980	66	4.41%

Total interest earning assets	1,355,030	73,538	7.26%	1,215,079	62,287	6.85%
Other assets	143,280			134,014
Total assets	$1,498,310			$1,349,093

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$427,804	$11,163	3.49%	$335,434	$7,292	2.91%
Time deposits greater than $100K	314,250	11,022	4.69%	326,619	10,382	4.25%
Other time deposits	182,663	6,881	5.04%	208,784	6,130	3.93%
Short-term borrowings	107,989	3,305	4.09%	58,905	2,065	4.69%
Long-term debt	204,692	8,638	5.64%	167,457	6,122	4.89%

Total interest bearing liabilities	1,237,398	41,009	4.43%	1,097,199	31,991	3.90%

Demand deposits	108,335			105,334
Other liabilities	14,483			11,754
Stockholders' equity	138,094			134,806

Total liabilities and stockholders' equity	$1,498,310			$1,349,093

Net interest income and net interest spread		$32,529	2.82%		$30,296	2.96%
Net interest margin			3.21%			3.33%
Ratio of average interest-earning assets
to average interest-bearing liabilities	109.51%			110.74%

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2007 was $2.0 million representing an increase of $115 thousand from the $1.9 million provision for the nine months ended September 30, 2006. During the nine months ended September 30, 2007 net loan charge-offs totaled $868 thousand, up from $705 thousand of net charge-offs during the nine months ended September 30, 2006. While charge-offs increased in 2007 over the same period in 2006, the percentage of charge-offs to total loans remains low and management believes this is not an indication of a negative trend in the portfolio. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.11% for the nine months ended September 30, 2007, up from the 0.10% in the year ago period. Impaired loans at September 30, 2007 increased $2.5 million to $5.5 million compared to $3.0 million at the prior year end. The related allowance for impaired loans increased $373 thousand to $761 thousand at the end of the third quarter compared to $389 thousand at the prior year end. The amount of non-performing assets decreased to $3.2 million at September 30, 2007 from $3.5 million at September 30, 2006, and as a percentage of total assets the ratio decreased to 0.20% of total assets at September 2007 from 0.25% at September 2006. The allowance for loan losses at September 30, 2007 represented 1.23% of loans outstanding, compared with 1.26% at December 31, 2006 and 1.28% at September 30, 2006. The provision for loan losses and the allowance as a percentage of loans outstanding have declined as a result of continued strong credit quality. The Company believes that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the nine months ended September 30, 2007, the Company reported non-interest income of $8.5 million. For the nine months ended September 30, 2006, the Company reported non-interest income of $1.3 million due to repositioning of our balance sheet for sales of investment securities and transactions involving various derivative transactions. Growth in the first nine months was due in large part to an increase in income from our investment in Salem Capital Partners, a SBIC established five years ago. Income for the first nine months of 2007 from Salem Capital Partners was $1.7 million compared to $498 thousand in 2006. This investment returned to a more normal level of earning in the second and third quarters of 2007 at $305 thousand and $167 thousand respectively compared to $1.2 million in the first quarter. Income from SBIC activities will vary as the gains and losses from these investments are realized. Service charges on deposit accounts for 2007 increased to $3.5 million, up $281 thousand, or 8.8% over the same period a year ago. The Company expects a continued positive trend in service charge fee income in the future as it continues to expand our branch network and deposit base. During 2006, the Company hired a mortgage banking veteran to lead our mortgage operations, and reorganized our brokerage and trust services into a wealth management group. Improvement was realized in these areas during the first three quarters of 2007 as mortgage loan fees and servicing release premiums were up $163 thousand or 19.1%, and investment brokerage and trust fees were up $272 thousand or 46.9% from the year ago period. Non-interest income for 2007 also contained a one-time $152 thousand gain on the sale of bank property.

Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps increased non-interest income by $60 thousand for the first nine months of 2007, compared with a reduction in non-interest income by $772 thousand for the comparable period of 2006.

Non-Interest Expense. The Company strives to maintain non-interest expenses at levels that are believed to be appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. From 1998 forward through the current nine-month period, the Company has consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. Because of our growth, including recent expansion in Mooresville, Raleigh, and Asheville, the Company has consistently seen increases in every major component of our non-interest expenses. For the nine months ended September 30, 2007, our non-interest expense increased $4.2 million or 16.0% over the same period in 2006. Salaries and employee benefit expense increased $1.9 million or 13.4%. Occupancy and equipment expense increased $891 thousand or 17.8% reflecting the costs of our new facilities. Other expenses increased $1.4 million or 19.8%, primarily in communications and technology costs to support the franchise. For the nine months ended September 30, 2007, on an annualized basis, our ratio of non-interest expenses to average total assets increased slightly to 2.7% as compared with 2.6% for the same nine months in 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.0% for the nine months ended September 30, 2007 compared to 35.8% for the nine months ended September 30, 2006, reflective of different levels of tax-exempt earnings and the loss reported at September 30, 2006.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated fundings under credit commitments to customers. To support our growth, during the second quarter of 2007, the Company issued $10 million in subordinated debentures in the form of a pooled trust security. The security has a final maturity in 2037 but is callable by the Company in 2012. The rate of interest is three month LIBOR plus 1.43%. The Company also has an active trust preferred security with a notional amount of $34.5 million that was issued in 2003 at a rate of 7.95% and matures in 2033 that is callable in December of 2008. An interest rate swap was entered into with Lehman Brothers to convert this fixed rate to a floating rate. This hedge is accounted for as a fair value hedge.

Federal funds sold and investment securities aggregated $247.4 million at September 30, 2007, a decrease of $9.3 million from $256.7 million at December 31, 2006. The Company believes our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, the Company has available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $126 million. The Company also has lendable collateral value totaling $221.5 million, as of September 30, 2007, from the Federal Home Loan Bank of Atlanta (FHLB), with $212.6 million outstanding as of that date compared to $178.7 at September 30, 2006. Repurchase agreements had total outstanding balances of $87.0 million at September 30, 2007. Of this balance, $22.0 million represented accommodations for our deposit customers, and $65.0 million were term agreements with maturities over a year. The Company has repurchase lines of credit aggregating $110.0 million from various institutions. The repurchases must be adequately collateralized. At September 30, 2007, our outstanding commitments to extend credit consisted of commercial loan commitments of $261.2 million and amounts available under home equity credit lines, other credit lines and letters of credit of $103.0 million, $15.6 million and $7.7 million, respectively. The Company believes that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eleven-year history, our loan demand has exceeded our growth in core deposits. The Company has therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Non-maturity deposits at September 30, 2007 increased $129.6 million or 28.1%, compared to September 30, 2006. Certificates of deposits represented 42.9% of our total deposits at September 30, 2007, a decrease from 54.9% at September 30, 2006. Time deposits of $100,000 or more totaled $268.4 million at September 30, 2007 and $351.9 million at September 30, 2006. Large certificates of deposits are generally considered rate sensitive. While competitive rates must be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At September 30, 2007, our Tier I capital to average quarterly asset ratio was 9.1% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2007 was 10.5%.

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, and to repurchase an additional 600,000 shares of its common stock in September 2005. The plan was extended in July 2006 when up to an additional 1.0 million shares of its common stock was authorized to be repurchased. Through September 30, 2007, the Company had repurchased 1,002,298 shares at an average price of $9.34 per share under the three plans, including 111,000 shares at an average price of $7.76 purchased during the third quarter of 2007.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, the Company estimates future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. The Company uses a number of measures to monitor and manage interest rate risk, including net interest income simulations. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. If interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 3.0%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 2.7%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2005, the Company announced a plan to repurchase up to 300,000 shares of its common stock. On September 23, 2005, the Company announced a plan to repurchase up to 600,000 additional shares of its common stock. Subsequent to the end of the second quarter, on July 26, 2006, the Company announced a plan to repurchase up to 1.0 million shares of its common stock. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2007. See Note 5 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

July 1, 2007 to July 31, 2007	26,000	$8.05	26,000	982,702
August 1, 2007 to August 31, 2007	42,500	$7.38	42,500	940,202
September 1, 2007 to September 30, 2007	42,500	$7.97	42,500	897,702

Item 6.	Exhibits

(a)	Exhibits.

	Exhibit 10.1	Amendment Number One to Employment Agreement of F. Scott Bauer

	Exhibit 10.2	Amendment Number One to Employment Agreement of Jeffrey T. Clark

	Exhibit 10.3	Amendment Number One to Employment Agreement of James C. Monroe, Jr.

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

	Exhibit 31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)

	Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 9, 2007	By: /s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: November 9, 2007	By: /s/ James C. Monroe, Jr.
James C. Monroe, Jr.
Senior Vice President and Interim Chief Financial Officer