Form 10-K
period 2007-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2008-03-14
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☒   Non -accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $143.2 million.

As of February 29, 2008, the registrant had outstanding 17,429,582 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008 to be mailed to shareholders within 120 days of December 31, 2007.	Part III

Form 10-K Table of Contents

PART I

Item 1. Business

Who We Are

Southern Community Financial Corporation (“we” or the “Company”) is the holding company for Southern Community Bank and Trust (the “Bank”), a community bank with twenty-two banking offices operating in nine counties throughout North Carolina. The Bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the newly formed holding company. Our banking offices are located in the Piedmont Triad area (including Winston-Salem (our headquarters), Greensboro, High Point and surrounding areas) Mooresville (the Charlotte area), Raleigh and Asheville.

At December 31, 2007, the Company had total assets of $1.6 billion, net loans of $1.2 billion, deposits of $1.0 billion and shareholders’ equity of $142.3 million. The Company had net income of $7.6 million, $4.2 million and $7.7 million and diluted earnings per share of $0.43, $0.24 and $0.42 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has been, and intends to remain, a community-focused financial institution offering a full range of financial services to individuals, businesses and nonprofit organizations in the communities we serve. Our banking services include checking and savings accounts; commercial, installment, mortgage and personal loans; trust and investment services; safe deposit boxes and other associated services to satisfy the needs of our customers.

In our eleven years of existence the Company has:

•	Established a reputation for superior service to our customers and the communities in which we operate;
•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina;
•	Advanced into third position in deposit market share in our home base of Forsyth County and fifth position in the Piedmont Triad;
•
Maintained a strong credit culture. As of December 31, 2007, our nonperforming assets totaled $2.8 million or 0.18% of total assets and our allowance for loan losses amounted to $14.3 million or 1.20% of total loans and 695% of nonperforming loans;

•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets at that time to over $1.0 billion and increasing the number of banking offices;

The website for the Bank is www.smallenoughtocare.com. Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” The Company is registered as a financial holding company with the Federal Reserve System. The Bank is organized under the laws of North Carolina. The Federal Deposit Insurance Corporation insures the Bank’s deposits up to applicable limits. The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock and one of our trust preferred security issues are traded on the NASDAQ Global Select Market System under the symbols “SCMF” and “SCMFO”, respectively.

Our Market Area

The Company’s primary market areas are the Piedmont Triad area of North Carolina, Mooresville (the Charlotte area) Asheville (Western Mountains of North Carolina) and Raleigh (Research Triangle region in the eastern Piedmont of North Carolina). The Piedmont Triad is a twelve county region located in north central North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point.  The region has one-sixth of the state’s population and one-fifth of its labor force. The NC State Data Center estimated that the Triad’s population at the end of 2006 was in excess of 1.6 million.

Winston-Salem is the largest city in Forsyth County and the fifth largest city in North Carolina according to the US Census Bureau in 2002.  Greensboro is the largest city in Guilford County and the third largest city in North Carolina, while High Point is the second largest city in Guilford County and the eighth largest city in North Carolina. In 2006, the US Census Bureau estimated the population of Forsyth County to exceed 332 thousand and Guilford County to exceed 451 thousand. The populations of Forsyth County and Guilford County are projected to grow to 427 thousand and 589 thousand by 2030.

The Piedmont Triad is the economic hub of northwest North Carolina. In 2006, the US Department of Housing and Urban Development estimated that the 2005 median family income ranged from a low of $45,200 in the Mt. Airy micropolitan area to a high of $58,200 in the Winston-Salem metropolitan area. The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 816 thousand in 2006, according to the NC Employment Security Commission. Approximately 99% of the work force is employed in nonagricultural wage and salary positions. According to the NC Employment Security Commission, the major employment sectors in 2006 were services (36%), manufacturing (18%), trade (11%), government (12%), financial (7%) and construction (6%). During 2007, the unemployment rate in the Piedmont Triad varied from month to month but remained unchanged for the year at 4.7%.

The Raleigh-Cary metropolitan statistical area is the fastest growing MSA in North Carolina, with a 2006 population, estimated by the US Census Bureau, of over 786 thousand. The Wake County population is projected to more than double from the 2000 Census level of 628 thousand to 1.37 million by 2030. The US Census Bureau also estimated the area’s 2004 median household income to be over $57,800 and 2005 non-farm labor force to be over 355 thousand, which is in excess of 10% of the state’s total non-farm labor force. According to the NC Employment Security Commission, the area’s unemployment rate in 2007 was 3.6%.

The Charlotte metropolitan statistical area is the second fastest growing MSA in North Carolina. The Mecklenburg County population is projected to grow from the 2000 Census level of 695 thousand to 1.3 million by 2030. Mooresville is located in the Lake Norman area, north of Charlotte.

Asheville is the largest city in Western North Carolina and, according to the US Census Bureau, its metropolitan statistical area had a 2005 estimated population of almost 393 thousand. In 2006, SRC, Inc. estimated the median family income in the area to be $40,700. The Western North Carolina region has a balanced and diversified economy. According to the US Bureau of Labor Statistics, the major employment sectors in 2007 were education and health services (16.9%), government (15.1%), retail (13.1%), leisure and hospitality (12.4%), manufacturing (11.9%), services (9.4%) and construction (6.5%).

The Bank serves our market area through twenty-two full service banking offices. Our television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the Piedmont Triad area. The Bank’s customers may access various banking services through over one hundred ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products. These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

Business Strategy

The Company’s primary objective is to become a vital, long-term player in our markets with a reputation for quality customer service provided by a financially sound organization. Our business strategy is to operate as a well capitalized institution that is strong in asset quality, profitable, independent, customer-oriented and connected to our community.

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

We intend to grow our franchise through new and existing relationships developed by our employees and by expanding primarily to contiguous areas through branching and acquisitions which make strategic and economic sense.

We have also diversified our revenue in order to generate non-interest income. These efforts include expansion of mortgage banking, wealth management and investment in Small Business Investment Company (SBIC) activities through Salem Capital Partners. Southern Community Advisors, our wealth management group, offers investment advisory, brokerage, trust and insurance services. For more information on the Company’s SBIC activities, see SUBSIDIARIES. For the year ended December 31, 2007 our non-interest income, excluding securities gains and losses, represented 20.6% of our total revenue. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our long term success.

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

Subsidiaries

In addition to those financial services offered by the Bank, the Company has a subsidiary, Southern Community Capital Trust II (“Trust II”), to issue trust preferred securities. The Bank has an interest in an unconsolidated subsidiary (VCS Management LLC) to house its investment in its SBIC activities. Each subsidiary is described below.

In November 2003, Southern Community Capital Trust II publicly issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital and to support the growth and operations of our subsidiary bank. The amount of proceeds qualifying for Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital for regulatory capital purposes. At present, the entire proceeds from the Trust II Securities qualify as Tier 1 capital of the Company for regulatory capital purposes.

VCS Management, LLC was formed in March 2000 as the managing general partner of what is now known as Salem Capital Partners, L.P. (“SCP I”), a small business investment company (SBIC) licensed by the Small Business Administration. The Bank has invested $1.7 million in the partnership, which has a total of $9.2 million of invested capital from various private investors including the Bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its capital available for investment. The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The Bank shares in any earnings of the partnership through its investment in the partnership. During 2006, Salem Capital Partners II, L.P. (“SCP II”) was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I. At December 31, 2007, the Bank has committed to investing up to $2 million in SCP II. In January 2008, SCP II has commitments for $33 million from various private investors, including the $2 million from the Bank. In connection with the formation of SCP II, a new entity, SCP Advisor LLC, was formed to manage SCP I and II. The Bank owns 49% of SCP Advisor LLC. For the year ended December 31, 2007, the Company earned $2.1 million, or 3.8% of total revenue, from its SBIC activities, including income from the investments in SCP I and II and SBIC management fees.

Competition

The activities in which the Bank engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to state laws which permit statewide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina, a new community bank and one savings institution also have their headquarters in Winston-Salem. Currently, we operate branches in Buncombe, Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina. In June 2007, there were 695 branches operated by forty-seven banks and thirteen savings institutions in these nine counties with approximately $44.9 billion in deposits. On that date, deposits of the Bank were $1.0 billion for a 2.25% market share. The top three deposit market share leaders in this market area account for 63% of deposits. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to the Bank. Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

Other financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies, small loan companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Credit unions have been permitted to expand their membership criteria and expand their loan services to include such traditional bank services as commercial lending. These entities pose an ever increasing challenge to our efforts to serve the markets traditionally served by banks. We expect competition to continue to be significant.

Employees

During 2007, all employees of Southern Community Financial Corporation were compensated by the Bank. At December 31, 2007, the Bank employed 337 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good and extremely important to our long-term success. The Board and management continually seek ways to enhance employee benefits and the well being of employees.

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

Southern Community Financial Corporation

Southern Community Financial Corporation is a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve. We are required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve may conduct periodic examinations of the Holding Company and may examine any of its subsidiaries, including the Bank.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2007, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.96%, 10.28 and 11.44%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2007, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities from Trust II, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries. The Company’s trust preferred securities from Trust III also qualify as Tier I regulatory capital although they are part of a pooled transaction and are not a subsidiary of the holding company. The junior subordinated debentures related to Trust III do not qualify as Tier 1 regulatory capital. The Federal Reserve limits restricted core capital elements to twenty-five percent of all core capital elements.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our primary source of income is dividends paid by the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from our subsidiary bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since we are required to maintain adequate regulatory capital of our own and are expected to serve as a source of financial strength and to commit resources to our subsidiary bank.

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

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, our subsidiary bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. The Bank is also subject to regulation, supervision and regular examination by the Federal Deposit Insurance Corporation. The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. During 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves were required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2008, no reserves will be required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves are required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the Bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire Community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular Community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the Bank’s records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its most recent CRA examination.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

Dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

The exact amount of future dividends paid to the Company by the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank’s ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, dividends will be paid by the Bank to the Company as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on the Company’s debt obligations, including the debentures which fund the interest payments on the preferred securities issued by the Company’s “Trust II” subsidiary and to pay cash dividends to the Company’s shareholders.

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

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of ten percent or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

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

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. The Bank's assessment is determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank's average deposit base, with the exact assessment determined by the Bank's assets, its capital and the FDIC's supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the Bank's operating results. The FDIC has the authority to terminate deposit insurance.

Our management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

Item 1A. Risk Factors

An investment in our common stock involves risk. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline and shareholders could lose part or all of their investment. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.

Risks Related to Holding Southern Community Common Stock

Our business strategy includes continuing significant growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities and we have grown rapidly since our incorporation. We have purchased another financial institution as a part of that strategy. We may acquire other financial institutions or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
•	the accuracy of estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity;
•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the introduction of new products and services into our business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the Piedmont Triad region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2007, approximately 63% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Southern Community’s loan losses could exceed the allowance for loan losses it has set aside. Southern Community’s average loan size continues to increase and reliance on historic loss experience and other assumptions related to management’s assessment of the adequacy of the Company’s allowances for loan losses may not be warranted. Approximately 86% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria Southern Community utilizes, losses may be experienced as a result of various factors beyond its control, including, among other things, changes in market conditions affecting the value of its loan collateral and problems affecting the credit of its borrowers.

The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.

We intend to continue to build market share through our de novo branching strategy. We are currently operating in a temporary facility in Asheville and will begin construction of a permanent building in early 2008 and plan to occupy the facility by year end 2008. We also are operating in a temporary facility in Raleigh and plan to begin construction in late 2008 and open the new office in 2009. There are considerable costs involved in opening branches. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

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

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended February 29, 2008 was approximately 12,793 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for the larger bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $44.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Our obligations under the debentures and the guarantee are unsecured and will rank junior in priority of payment to our existing liabilities and any future senior and subordinated indebtedness. However, our issuance of the debentures and the preferred securities does not limit our ability or the ability of our subsidiaries to incur additional indebtedness, guarantees or other liabilities. Also, because we are a holding company, the creditors of our bank subsidiary, including depositors, also will have priority over holders of the preferred securities in any distribution of our subsidiaries’ assets in liquidation, reorganization or otherwise. Accordingly, the debentures and the guarantee will be effectively subordinated to all existing and future liabilities of our subsidiaries, and holders of the preferred securities should look only to our assets for payments on the preferred securities and the debentures.

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

Holders of the preferred securities will not receive the cash related to any accrued and unpaid interest from the trust if they sell the preferred securities before the end of any deferral period. During a deferral period, accrued but unpaid distributions will increase their tax basis in the preferred securities. If holders of the preferred securities sell the preferred securities during a deferral period, their increased tax basis will decrease the amount of any capital gain or increase the amount of any capital loss that they may have otherwise realized on the sale. A capital loss, except in certain limited circumstances, cannot be applied to offset ordinary income. As a result, deferral of distributions could result in ordinary income and a related tax liability for the holder, and a capital loss that may only be used to offset a capital gain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, an investment advisory office we operated out of twenty-two banking offices, six operations/administrative offices and three lending offices. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:
Asheville, North Carolina
80 Peachtree Road	3,191	2006		Leased

Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004		Owned

Dobson, North Carolina
201 West Kapp Street	2,800	1995	(1)	Owned

Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005		Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003		Owned

Jonesville, North Carolina
503 Winston Road	2,500	1995	(1)	Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002		Owned

King, North Carolina
105 Post Office Street	4,000	2004	(1)	Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990	(1)	Owned

Mooresville, NC
210 Knob Hill Road	8,800	2006		Owned

Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	(1)	Owned
2010 Community Drive	3,500	1988	(1)	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	(1)	Owned

Raleigh, North Carolina
2626 Glenwood Avenue	1,501	2006		Leased

Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	(1)	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	(1)	Owned

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:
Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	(1)	Leased

Winston Salem, North Carolina
4701 Country Club Road	4,300	1996		Leased
225 Hanes Mill Road	2,800	2001		Owned
3151 Peters Creek Parkway	2,500	1998		Leased
536 South Stratford Road	2,400	1998		Leased

Yadkinville, North Carolina
532 East Main Street	7,800	1998		Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
465 Shepherd Street	47,114	2006		Owned
100 Cambridge Plaza (2)	7,028	2006		Owned
104 Cambridge Plaza (2)	7,028	2006		Owned
108 Cambridge Plaza (2)	7,028	2006		Owned
112 Cambridge Plaza (2)	7,988	2006		Owned
4605 Country Club Road - Corporate	27,000	2003		Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Road	3,200	1998		Owned

Mooresville, North Carolina
249 Williamson Road, Ste. 100	1,700	2004		Leased

Raleigh, North Carolina
3948 Browning Place	1,058	2007		Leased

(1)	Acquired as part of The Community Bank acquisition.
(2)	Approximately 75% of these properties are leased to tenants.

In addition to the above locations, the Bank has four off site ATMs (located at 3484 Robinhood Road and 401 Deacon Boulevard both in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina) and approximately 100 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2007 of $39.0 million. See further information presented in Note 6 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Item 3. Legal Proceedings

The Company is a party to legal proceedings arising in the normal conduct of business. Our management believes that this litigation is not material to the Company’s financial position or results of its operations or the operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

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

		Price				Declared Cash Dividend per share
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2006	First Quarter	$10.37	$8.76	$10.95	$10.31	$0.030
	Second Quarter	9.79	9.15	10.55	10.15	0.035
	Third Quarter	9.94	9.25	10.95	10.20	0.035
	Fourth Quarter	11.09	9.63	10.90	10.17	0.035

2007	First Quarter	$10.97	$10.04	$10.53	$10.11	$0.035
	Second Quarter	10.23	8.65	10.50	10.04	0.040
	Third Quarter	8.94	6.25	10.29	9.66	0.040
	Fourth Quarter	8.80	6.40	10.30	8.64	0.040

At February 29, 2008, there were approximately 7,460 holders of record of our common stock.

Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant. As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends. Our primary sources of income are dividends paid by the Bank and interest income on loans and deposits with the bank subsidiary. The Company must pay all of its operating expenses from funds received from the Bank. Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the Bank to the Company and may therefore limit the Company’s ability to make dividend payments. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, tax and other relevant considerations. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay dividends in any particular amount or at any particular time, or that we will pay dividends at all.

Share Repurchases

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares in September 2005 and to repurchase up to an additional 1 million shares in July 2006. Through December 31, 2007, the Company has repurchased 1,124,898 shares at an average price of $9.15 per share under the three plans, including 122,600 shares at an average price of $7.66 purchased during the fourth quarter of 2007. The table below sets forth information with respect to shares of common stock repurchased during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

October 1, 2007 to October 31, 2007	57,500	$8.35	57,500	840,202
November 1, 2007 to November 30, 2007	36,600	$7.17	36,600	803,602
December 1, 2007 to December 31, 2007	28,500	$6.88	28,500	775,102

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following tables set forth selected consolidated financial information and other data. The results for 2004 include the impact of the acquisition of The Community Bank which was effective January 12, 2004. The information set forth below does not purport to be complete and should be read in conjunction with our consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operating Data:
Interest income	$98,908	$85,520	$68,097	$54,656	$36,019
Interest expense	55,141	44,798	31,128	20,175	14,937
Net interest income	43,767	40,722	36,969	34,481	21,082
Provision for loan losses	2,775	2,510	950	2,239	2,285
Net interest income after
provision for loan losses	40,992	38,212	36,019	32,242	18,797
Non-interest income	11,331	3,678	7,134	7,949	5,033
Non-interest expense	40,900	35,802	31,319	27,520	18,333
Income before
income taxes	11,423	6,088	11,834	12,671	5,497
Provision for income taxes	3,869	1,890	4,161	4,556	1,919
Net income	$7,554	$4,198	$7,673	$8,115	$3,578
Securities gains(losses) included in
non-interest income	$—	$(4,156)	$(266)	$—	$—

Per Share Data:
Net Income
Basic	$0.43	$0.24	$0.43	$0.47	$0.41
Diluted	0.43	0.24	0.42	0.45	0.39
Cash dividends	0.155	0.135	0.210	0.110	—
Book value	8.18	7.83	7.66	7.68	5.65
Weighted average shares
Basic	17,559,352	17,566,315	17,825,152	17,298,285	8,826,780
Diluted	17,624,399	17,757,436	18,133,859	18,033,333	11,369,429

Balance Sheet Data:
Total assets	1,569,182	1,436,465	1,287,613	1,222,946	798,948
Loans	1,188,438	1,033,411	868,827	796,103	519,746
Allowance for loan losses	14,258	13,040	11,785	12,537	7,275
Deposits	1,045,237	1,024,582	941,949	845,501	575,439
Short-term borrowings	117,772	92,748	9,186	69,647	51,900
Long-term debt	254,633	172,549	192,551	163,494	117,627
Stockholders’ equity	142,339	136,225	134,885	136,834	50,806

Capital Ratios:
Total risk-based capital	11.44%	11.40%	13.21%	13.81%	10.66%
Tier 1 risk-based capital	10.28%	10.20%	11.94%	11.78%	9.46%
Leverage ratio	8.96%	8.73%	9.60%	9.67%	7.50%
Equity to assets ratio	9.07%	9.48%	10.48%	11.20%	6.37%

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	0.50%	0.31%	0.60%	0.69%	0.51%
Return on average equity	5.45%	3.11%	5.67%	6.21%	7.31%
Net interest spread (2)	2.81%	2.92%	2.86%	3.03%	3.00%
Net interest margin (1)	3.19%	3.30%	3.20%	3.26%	3.22%
Non-interest income as a
percentage of total
revenue (5)	20.57%	8.28%	16.18%	18.73%	19.27%
Non-interest income as a
percentage of average
assets	0.75%	0.27%	0.56%	0.68%	0.72%
Non-interest expense to
average assets	2.70%	2.62%	2.44%	2.36%	2.63%
Efficiency ratio (3)	74.23%	80.64%	71.01%	64.86%	70.20%
Dividend payout ratio	36.05%	56.26%	48.84%	23.40%	0.00%

Asset Quality Ratios:
Nonperforming loans to
period-end loans	0.17%	0.26%	0.16%	0.27%	0.15%
Allowance for loan losses
to period-end loans	1.20%	1.26%	1.36%	1.57%	1.40%
Allowance for loan losses
to nonperforming loans	695%	495%	837%	577%	946%
Nonperforming assets
to total assets (4)	0.18%	0.25%	0.13%	0.27%	0.13%
Net loan charge-offs
to average loans outstanding	0.14%	0.13%	0.14%	0.19%	0.29%

Other Data:
Number of banking offices	22	21	19	18	8
Number of full-time
equivalent employees	337	326	299	271	157

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned, where applicable.
(5)	Total revenue consists of net interest income and non-interest income.

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

CRITICAL ACCOUNTING POLICY

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Material estimates and assumptions that are most susceptible to significant change relate to the determination of the allowance for loan losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management’s judgments include those involved in risk grading the loan portfolio, determining specific allowances for loans considered impaired, and evaluating the impact of current economic conditions on the levels of the allowance. Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. While management believes that the allowance for loan losses is appropriate and adequate to cover probable losses inherent in the portfolio, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. For further discussion, see “Nonperforming Assets” and “Analysis of Allowance for Loan Losses” under “ASSET QUALITY.”

OVERVIEW

Southern Community’s founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, the founders began in 1995 the process by which Southern Community Bank and Trust was created, and began operations on November 18, 1996. From inception, Southern Community has strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina. We offer a broad array of banking and other financial products - products similar to those offered by our larger competitors, but with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.6 billion in total assets in just over eleven years of operations.

The Company began operations in November 1996 with $11 million in capital, a single branch facility and thirteen employees. Through December 31, 2007, Southern Community Financial Corporation has grown to a total of twenty-two full-service banking offices with $1.0 billion in customer deposit accounts. In support of this growth, the Company has generated additional capital through issuing common stock and retaining operating earnings. At December 31, 2007, the Company had $142.3 million in total stockholders’ equity. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. In October 2001, Southern Community Financial Corporation, a financial holding company, became the parent company of Southern Community Bank and Trust. On January 12, 2004 we acquired The Community Bank, a $240.0 million asset community bank with 10 banking offices in contiguous markets. The Company created Southern Community Advisors, our wealth management division, and has developed and acquired mortgage banking operations. While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income.

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

Management recognizes that our growth may expose the Company to increased operational and market risk, primarily with respect to managing overhead, funding costs and credit quality. The Company has developed critical functions such as Credit Administration, Training, Audit and Compliance to assist in managing and monitoring these and other risks. We are committed to creating and maintaining a solid and diversified financial services organization with a focus on customer service. It is management’s firm belief that this foundation will continue building our loyal customer base while attracting new clients and providing opportunities for future growth. As bank consolidations continue to take place in our markets, Southern Community Financial Corporation is positioned to continue to benefit from their effects.

Financial Condition at December 31, 2007 and 2006

During the year ended December 31, 2007, our total assets increased by $132.7 million, or 9.2%, to $1.6 billion. Of the increase in total assets, $131.9 million represented growth in interest-earning assets. Continued strong loan demand resulted in an increase of $157.0 million, or 15.2%, in total loans receivable which was funded by increased borrowings and maturing investment securities. Total deposits grew to $1.0 billion at December 31, 2007, an increase of $20.7 million or 2.0% from the year ago period. Premises and equipment decreased $1.5 million net of depreciation in 2007 as acquisitions decreased and depreciation expense increased compared to the prior year. In 2006, premises and equipment increased $9.2 million principally as a result of expanding our network with the new regional office in Mooresville, NC and a new state of the art Operations Center.

Our total loan growth of $158.6 million in 2007 was concentrated in residential mortgage loans and construction loans, which increased by $59.2 million and $47.9 million, respectively. Commercial mortgage loans increased by $31.0 million and commercial and industrial loans grew by $20.1 million during the year. Consumer loans also increased during the year by $0.5 million. During 2007 the Bank continued our program of originating residential mortgage loans primarily for sale. At the year-end 2007, mortgage loans held for sale totaled $1.9 million.

Our total liquid assets, defined as cash and due from banks, federal funds sold, interest-bearing deposits and investment securities, decreased by $22.4 million during the year, to $263.1 million at December 31, 2007. Cash equivalents and federal funds sold increased $4.2 million while investment securities decreased $26.6 million. Liquid assets represented 16.8% of total assets at December 31, 2007 as compared to 19.9% at the beginning of the year. Reducing the investment portfolio and issuing additional trust preferred securities during the year were two of the sources of liquidity used to fund the loan growth. As of year-end, we believe our liquidity is adequate to fund future loan demand and current deposit and borrowing maturities.

Customer deposits have traditionally been our primary funding source, but as loan demand has exceeded deposit growth in the current year various other funding sources have been used to a greater extent than in previous years. At December 31, 2007, deposits totaled $1.05 billion, an increase of $20.7 million or 2.0% from year-end 2006. Management continues to focus on attracting non-maturity deposits to improve the funding mix and reduce funding costs. Those efforts are reflected in a $102.3 million or 26.0% increase year-over-year in demand, money market, NOW and savings account deposits, which ended the year at $495.4 million. Demand deposits were virtually unchanged for the year while time deposits decreased $82.6 million or 15.8% as higher cost and longer term certificates of deposit matured and higher market rates were not matched. Deposits are primarily generated through our growing branch network, although the Bank utilizes out-of-market and brokered deposits as a funding source. Brokered and out-of-market deposits totaled $132.6 million and $162.8 million at year-end 2007 and 2006, respectively which decreased as a funding source due to rate. Management will continue to focus on growing the deposit base; however, we will continue to monitor the costs of our various funding alternatives, and our funding mix may change from time to time.

Total borrowings aggregated $372.4 million at December 31, 2007, and included $202.5 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), junior subordinated debentures with a carrying value of $45.1 million, federal funds purchased of $22.1 million and securities sold under agreements to repurchase of $102.7 million. The Bank has entered into long-term financing through term repurchase agreements with various parties, which total $80.0 million at December 31, 2007. Management will use FHLB advances and other funding sources as necessary to support balance sheet management and growth. However, management expects that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

The Company’s capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2007, our stockholders’ equity totaled $142.3 million, an increase of $6.1 million from the December 31, 2006 balance. This net change includes $7.6 million of net income, $1.8 million of proceeds from shares purchased through stock option and stock purchase plans and related expense, and $1.8 million in other comprehensive income due primarily to unrealized holding gains on available for sale investment securities, offset by shares repurchased at a cost of $2.4 million, and cash dividends paid of $2.7 million.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2007, 2006 and 2005, our average interest-earning assets were $1.37 billion, $1.23 billion and $1.16 billion, respectively. During these same years, our net interest margins were 3.19%, 3.30% and 3.20%, respectively.

During 2006, the Federal Reserve increased the targeted federal funds rate four times, and the prime rate correspondingly increased 100 basis points during the year to 8.25%. During the first eight months of 2007, the Federal Reserve maintained the targeted federal funds rate at 5.25% with the prime rate holding at 8.25%. During the last few months of 2007, the Federal Reserve decreased the targeted federal funds rate three times for a total reduction of 100 basis points to 4.25% at December 31, 2007 resulting in the corresponding prime rate at 7.25%. The flat (and at times inverted) shape of the yield curve during the first eight months in 2007 resulted in continued margin compression for most of 2007. While it is management’s goal to remain relatively interest rate neutral, the Bank’s interest rate sensitivity has shifted from asset sensitive during 2006 to slightly liability sensitive in 2007, primarily as a result of changing our funding mix. Net interest income totaled $43.8 million, an increase of $3.0 million or 7.5% over the $40.7 million for the same period in 2006. Net interest income benefited from strong growth in average earning assets; however the Bank’s cost of funds increased at a faster pace (0.39% from 4.02% to 4.41%) than asset yields (0.26% from 6.94% to 7.22%), leading to a shrinkage in net interest margin from 3.30% to 3.19%. Due to strong loan demand, the level of average earning assets has increased $138.1 million or 11.2% for the year ending December 31, 2007. Average interest bearing liabilities increased $135.2 million or 12.1% to $1.3 billion from $1.1 billion for the period ended December 31, 2007.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2005 through 2007, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2007			2006			2005
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Dollars in thousands)
Interest-earning assets:
(1) Loans	$1,114,677	$86,673	7.78%	$958,001	$73,492	7.67%	$837,467	$55,848	6.67%
Investment securities
available for sale	179,995	8,819	4.90%	185,713	8,529	4.59%	228,601	8,680	3.80%
Investment securities
held to maturity	71,510	3,208	4.49%	86,328	3,390	3.93%	87,037	3,429	3.94%
Federal funds sold	4,231	208	4.92%	2,263	109	4.82%	3,313	140	4.23%

Total interest-earning assets	1,370,413	98,908	7.22%	1,232,305	85,520	6.94%	1,156,418	68,097	5.89%
Other assets	143,206			135,918			124,865
Total assets	$1,513,619			$1,368,223			$1,281,283

Interest-bearing liabilities:
Deposits:
NOW and money market	$441,716	$15,499	3.51%	$348,486	$10,552	3.03%	$262,058	$4,786	1.83%
Time deposits greater
than $100,000	311,125	14,135	4.54%	326,864	14,303	4.38%	285,369	9,983	3.50%
Other time deposits	169,236	8,889	5.25%	208,733	8,564	4.10%	221,871	6,526	2.94%
Borrowings	328,909	16,618	5.05%	231,664	11,379	4.91%	259,791	9,833	3.78%
Total interest-bearing
liabilities	1,250,986	55,141	4.41%	1,115,747	44,798	4.02%	1,029,089	31,128	3.02%

Demand deposits	108,874			105,755			105,024
Other liabilities	15,066			11,835			11,828
Stockholders' equity	138,693			134,886			135,342

Total liabilities and
stockholders' equity	$1,513,619			$1,368,223			$1,281,283

Net interest income and
net interest spread		$43,767	2.81%		$40,722	2.92%		$36,969	2.87%

Net interest margin			3.19%			3.30%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities		109.55%			110.45%			112.37%

(1)	Nonaccrual notes are included in the loan amounts.

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

	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$12,101	$1,080	$13,181	$8,642	$9,002	$17,644
Investment securities available
for sale	(271)	561	290	(1,799)	1,648	(151)
Investment securities held
to maturity	(623)	441	(182)	(28)	(11)	(39)
Federal funds sold	96	3	99	(47)	16	(31)

Total interest income	11,302	2,086	13,388	6,768	10,655	17,423

Interest expense:
Deposits:
NOW and money market	3,047	1,900	4,947	2,098	3,668	5,766
Time deposits greater
than $100,000	(702)	534	(168)	1,634	2,686	4,320
Other time deposits	(1,848)	2,173	325	(463)	2,501	2,038
Borrowings	4,845	394	5,239	(1,223)	2,769	1,546

Total interest expense	5,343	5,000	10,343	2,046	11,624	13,670

Net interest income increase
(decrease)	$5,959	$(2,914)	$3,045	$4,722	$(969)	$3,753

RESULTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

Net Income. Our net income for 2007 was $7.6 million, an increase of $3.4 million from net income of $4.2 million earned in 2006. Net income per share was $0.43 basic and diluted for the year ended December 31, 2007 and $0.24 basic and diluted for 2006. The increase is due primarily to the strong growth in interest and non-interest income and the major initiative undertaken by the Company to restructure our balance sheet, which resulted in an after tax charge of $2.7 million in the second quarter of 2006. We have continued to experience strong asset growth, driven by solid loan growth of $157.0 million or 15.2%, which was supported by an increase of $107.1 million in borrowings, an increase of $20.7 million in our deposit base and a decrease of $26.6 million in our securities portfolio. During 2007, average earning assets increased $138.1 million or 11.2% to $1.37 billion, and average interest bearing liabilities rose $135.2 million or 12.1%. The impact of the strong loan growth ($5.9 million), partially offset by the impact of margin compression ($2.9 million), produced a net increase in net interest income of $3.0 million, or 7.5% for 2007 compared with 2006. The provision for loan losses increased to $2.8 million from $2.5 million in 2006.

Non-interest income returned to a more normal level at $11.3 million, an increase of $7.7 million. The increase in non-interest income was due primarily to an increase in investment brokerage income, income from the investment in SBIC activities at Salem Capital Partners, an increase in services charges and the absence of losses from the restructuring of our investment security portfolio and economic hedging activity which resulted in unusually low non-interest income in 2006. Non-interest expenses increased $5.1 million, or 14.2%. The increase was due to our investment in the infrastructure of the company through technology and the addition of people through branch expansion in Asheville and Raleigh. Increased operating expenses including a full year of expenses on our operations center and an increase of $318 thousand in our FDIC assessment also contributed to the overall increase.

Net Interest Income. During 2007, our net interest income increased by $3.0 million or 7.5% to $43.8 million. Interest income increased as a result of growth in our overall level of average earning assets primarily from strong loan demand. Average total interest-earning assets increased $138.1 million, or 11.2% during 2007, as the increase in average loan balances of $156.7 million was offset somewhat by a decrease in our average investment portfolio of $20.5 million or 7.5%. Our average total interest-bearing liabilities increased by $135.2 million, or 12.1%. The rates earned on a significant portion (approximately 56%) of our loans adjust immediately when index rates such as our prime rate changes. Transaction deposit accounts including NOW and money market accounts also have variable interest rates although changes are determined by management and are not based on a specific index such as prime while our certificates of deposit and certain borrowings had rates that were fixed until maturity. As a result, interest rate decreases have generally resulted in an immediate decrease in our interest income on loans. While repricing of fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates typically are in advance of changes in the prime rate.

Interest rates based on prime remained unchanged during the last two quarters of 2006 and through the first two quarters of 2007. Late in the third quarter of 2007 the Federal Reserve reduced the discount rate by 50 basis points resulting in the reduction of prime by the same amount. This action was followed by two 25 basis point reductions in the fourth quarter of 2007. The steady interest rate environment in the first three quarters of 2007 resulted in a slight increase of 11 basis points in yields on our loan portfolio while our funding costs increased 39 basis points. As a result of our balance sheet restructuring, in 2006, the yields on the available for sale investment portfolio increased 31 basis points to 4.90%. The increase in cost of funds for both deposits and borrowings resulted in a decrease in our net interest margin for the year of 11 basis points.

We will continue to evaluate ways to improve our net interest margin; however, we expect the impact of the current interest rate environment, and the impact of competition on loan yields and deposit costs, will continue to put pressure on our net interest margin in 2008.

Provision for Loan Losses. We recorded a $2.8 million provision for loan loss for the year ended December 31, 2007, representing an increase of $265 thousand from the $2.5 million provision we made for the year ended December 31, 2006. The level of provisions is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” The provision for loan losses was 0.25% and 0.26% of average loans in 2007 and 2006 respectively. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.14% for the year ended December 31, 2007, compared with 0.13% for the year ended December 31, 2006. Nonperforming loans totaled $2.1 million or 0.17% of total loans at December 31, 2007, compared with $2.6 million or 0.26% of total loans at December 31, 2006. The allowance for loan losses at December 31, 2007 of $14.3 million represents 1.20% of total loans and 695% of nonperforming loans. The allowance for loan losses at December 31, 2006 of $13.0 million was 1.26% of total loans outstanding and 495% nonperforming loans at that date.

Non-Interest Income.  For the year ended December 31, 2007, non-interest income increased $7.7 million, or 208.1%, to $11.3 million from $3.7 million for the prior year. This increase is primarily due to a $4.2 million pre-tax loss on the sale of investment securities recorded in the second quarter of 2006 related to our balance sheet restructuring. During 2007, service charges and fees on deposit accounts increased $613 thousand, or 14.2%, as we continued our focus on attracting transaction accounts. Fees and income from the origination and sale of residential mortgage loans increased $138 thousand or 11.5% to $1.3 million. Income from investment brokerage and trust fees increased from the prior year by $361 thousand, to $1.1 million. Income from our investments in and management fees from Salem Capital Partners, our SBIC affiliate, of $2.1 million were up $1.3 million from 2006. The first quarter of 2007 included a gain of $1.2 million from the exit of certain investments made by Salem.

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

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2007 our ratio was 2.70%, up from 2.62% in 2006. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2007, our non-interest expense grew by $5.1 million, or 14.2%. Salary and employee benefits expense increased $2.4 million, or 12.7%, and reflect the addition of personnel associated with our expansion in Raleigh and Asheville, the addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.1 million, or 16.0%, reflecting the expenses associated with our continued banking office expansion and a full year of expenses on our operations center in 2007 compared to a partial year in 2006. Other non-interest expenses increased $1.6 million, or 15.9%, reflecting the increased volume of business activity, an increase of $318 thousand in the Bank’s FDIC deposit insurance assessment and a full year of expenses on our operations center compared to a partial year in 2006.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.9% for the year ending December 31, 2007 and 31.0% for the year ended December 31, 2006, reflective of the impact of tax-exempt interest income as a smaller percentage of pre-tax income.

RESULTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

Net Income. Our net income for 2006 was $4.2 million, a decrease of $3.5 million from net income of $7.7 million earned in 2005. Net income per share was $0.24 basic and diluted for the year ended December 31, 2006 and $0.43 basic and $0.42 diluted for 2005. The decrease is due primarily to the major initiative undertaken the Company to restructure our balance sheet, which resulted in an after tax charge of $2.7 million in the second quarter of 2006. We have continued to experience strong asset growth, driven by solid loan growth of $164.6 million or 18.9%, which was supported primarily by an increase of $82.6 million in our deposit base. During 2006, average earning assets increased $75.9 million or 6.6% to $1.23 billion, and average interest bearing liabilities rose $86.7 million or 8.4%. Our growth in interest earning assets and the expansion of our net interest margin produced an increase in net interest income of $3.8 million, or 10.2% for 2006 compared with 2005. The provision for loan losses increased to $2.5 million from $950 thousand, as 2005 reflected the benefit of the successful resolution of certain impaired credits for which reserves had previously been provided.

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

Net Interest Income. During 2006, our net interest income increased by $3.8 million or 10.2% to $40.7 million. Our growth in interest income was the result of growth in our overall level of average earning assets from strong loan demand. Average total interest-earning assets increased $75.9 million, or 6.7% during 2006, as the increase in average loan balances of $120.5 million was offset somewhat by a decrease in our average investment portfolio of $43.6 million. Our average total interest-bearing liabilities increased by $86.7 million, or 8.4%. The rates earned on a significant portion (approximately 58%) of our loans adjust immediately when index rates such as our prime rate changes. As a result, interest rate increases have generally resulted in an immediate increase in our interest income on loans. The majority of our interest-bearing liabilities, including certificates of deposit and certain borrowings, have rates that are fixed until maturity. While increases in interest expense on fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates typically are in advance of changes in the prime rate. Our goal is to manage to a neutral position with respect to the impact of future changes in rates.

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

Provision for Loan Losses. We recorded a $2.5 million provision for loan loss for the year ended December 31, 2006, representing an increase of $1.6 million from the $950 thousand provision we made for the year ended December 31, 2005. The level of provisions for 2006 is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans. The provision for 2005 benefited from the successful resolution of certain relationships for which specific reserves had previously been established, and repayment of or improvement in higher risk-rated credits. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” The provision for loan losses in 2006 was 0.26% of average loans, while 2005, which benefited from the successful resolution of certain credits described above, was 0.11% of average loans. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.13% for the year ended December 31, 2006, compared with 0.14% for the year ended December 31, 2005. Nonperforming loans totaled $2.6 million or 0.26% of total loans at December 31, 2006, compared with $1.4 million or 0.16% of total loans at December 31, 2005. The allowance for loan losses at December 31, 2006 of $13.0 million represents 1.26% of total loans and 495% of nonperforming loans. The allowance for loan losses at December 31, 2005 of $11.8 million was 1.36% of total loans outstanding and 837% of nonperforming loans at that date.

Non-Interest Income. For the year ended December 31, 2006, non-interest income decreased $3.5 million, or 48.5%, to $3.7 million from $7.1 million for the prior year. This decline is primarily due to a $4.2 million pre-tax loss on the sale of investment securities recorded in the second quarter of 2006 related to our balance sheet restructuring. During 2006, service charges and fees on deposit accounts increased $563 thousand, or 15.0%, as we continued our focus on attracting transaction accounts. Fees and income from the origination and sale of residential mortgage loans increased $99 thousand or 9.0% to $1.2 million. Income from investment brokerage and trust fees declined from the prior year by $108 thousand, to $780 thousand. Income from our investments in and management fees from Salem Capital Partners, our SBIC affiliate, of $792 thousand were down $419 thousand from 2005. The fourth quarter of 2005 included a gain of $660 thousand from the exit of certain investments made by Salem.

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

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth. From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%. For 2006 our ratio was 2.62%, up from 2.44% in 2005. Because of our continued strong growth, we have seen increases in every major component of our non-interest expenses. For the year ended December 31, 2006, our non-interest expense grew by $4.5 million, or 14.3%. Salary and employee benefits expense increased $2.8 million, or 17.4%, and reflect the addition of personnel associated with our expansion in Mooresville, Raleigh and Asheville, the addition of personnel to expand and support our lines of business, and normal increases in salaries and employee benefits. Occupancy and equipment expense increased $1.0 million, or 18.1%, reflecting the expenses associated with our continued banking office expansion in 2005 and 2006, the opening of our state of the art operations facility, and investments in technology to support our banking operations. Other non-interest expenses increased $650 thousand, or 6.9%, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts.

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

Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

We have maintained a sufficient level of liquidity in the form of federal funds sold and investment securities. These aggregated $231.2 million at December 31, 2007, compared to $256.3 million and $292.6 million at December 31, 2006 and 2005, respectively. The decrease in 2007 resulted from a decision to reduce our investment portfolio as a percentage of our total assets, and utilize those funds for loan growth. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $126.0 million. As of December 31, 2007, the Bank has the credit capacity to borrow up to $391.6 million, from the Federal Home Loan Bank of Atlanta, with $202.5 million outstanding as of that date. At December 31, 2006 we had FHLB borrowings outstanding of $177.7 million. At December 31, 2007, we had funding of $80.0 million in the form of term repurchase agreements with maturities from three to eight years. We also had short-term repurchase agreements with total outstanding balances of $22.7 million and $14.6 million at December 31, 2007 and 2006, respectively, all of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase are collateralized by U.S. government agency obligations. As of December 31, 2007, the Bank has repurchase lines of credit aggregating $110.0 million from various institutions. The repurchases must be adequately collateralized.

At December 31, 2007, our outstanding commitments to extend credit consisted of loan commitments of $419.5 million and amounts available under home equity credit lines and letters of credit of $105.9 million and $7.5 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eleven-year history, our loan demand has typically exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In 2007, we continued our focus on expanding our non-maturity deposit base, which has resulted in a reduced reliance on time deposits. Certificates of deposits represented 42.1% of our total deposits at December 31, 2007, a decrease from 51.0% at December 31, 2006. Brokered and out-of-market certificates of deposit totaled $132.6 million at year-end 2007 and $162.8 million at year-end 2006, which comprised 12.7% and 15.9% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 25.9% of our total deposits at December 31, 2007 and 30.7% at December 31, 2006. A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2007.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Short-term borrowings	$117,772	$117,772	$—	$—	$—
Long-term debt	254,633	15,000	107,000	30,000	117,633
Operating leases	5,768	1,242	1,503	817	2,206
Total contractual cash obligations
excluding deposits	378,173	134,014	108,503	30,817	119,839

Deposits	1,045,237	938,783	80,781	15,907	9,766
Total contractual cash obligations	$1,423,410	$1,072,797	$189,284	$46,724	$129,605

The following table reflects other commitments of the Company outstanding as of December 31, 2007.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Undisbursed portion of home equity
credit lines collateralized primarily
by junior liens on 1-4 family properties	$105,891	$144	$183	$3,148	$102,416
Other commitments and credit lines	201,107	117,352	39,184	20,743	23,828
Undisbursed portion of construction loans	98,148	53,599	30,352	10,119	4,078
Mortgage loan commitments	14,329	14,329	—	—	—
Other purchase commitments	1,253	250	1,003	—	—
Total other commitments	$420,728	$185,674	$70,722	$34,010	$130,322

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 17 to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, the Company’s sole SPE activity is with Southern Community Capital Trust II, the subsidiary that issued 3,450,000 Trust Preferred Securities in November 2003. The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term debt on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2007 was $142.3 million. At that date, the Company’s capital to asset ratio was 9.07% and all of our regulatory capital ratios exceeded the minimums established for a well capitalized bank holding company.

The Bank and the Company are subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2007, the Company exceeded its regulatory capital requirements.

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well Capitalized Requirements

Total risk-based capital ratio	11.44%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.28%	4.00%	6.00%
Leverage ratio	8.96%	4.00%	5.00%

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

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures; the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds qualifying for Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of the 25% limitation count as Tier 2 supplementary capital for regulatory purposes.

During 2007 and 2006, the Company declared and paid four cash dividends each year. In the first quarter of 2005 the Company paid a $0.12 per share annual dividend. In the second quarter of 2005, we began paying quarterly dividends of $0.03 per share. In June 2006, the quarterly dividend was increased to $0.035 per share. In total the Company returned $2.7 million or $0.155 per share and $2.4 million or $0.135 per share to common shareholders in the form of cash dividends during 2007 and 2006, respectively.

The Company’s Board of Directors authorized programs in March and September 2005 and July 2006 to repurchase up to 300,000 shares, 600,000 shares and 1 million shares of common stock, respectively. During 2007 and 2006, 286,972 and 377,126 shares of common stock were repurchased and retired at an average price of $8.21 and $9.76 per share, respectively.

ASSET/LIABILITY MANAGEMENT

Our results of operations depend substantially on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. We adhere to a Board-approved asset/liability management policy that provides guidelines for controlling, monitoring and reporting exposure to interest rate risk. Our policy is to manage the Company’s net interest income exposure by measuring the impact of changing interest rate environments and adjusting the mix of assets and liabilities to provide an acceptable return within established risk limits. Net interest income simulation and gap reports in conjunction with other tools are utilized to measure and monitor interest rate risk.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model, as of December 31, 2007, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 1.4% or $637 thousand. As of December 31, 2007, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 1.6% or $707 thousand.

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

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2007 in the three-month to one-year horizon and asset-sensitive beyond one year. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction in net interest income, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2007 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market, NOW and savings deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2007
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Interest-earning assets
Loans and loans held for sale	$622,377	$93,423	$715,800	$474,567	$1,190,367
Investment securities available for sale	1,999	8,018	10,017	149,104	159,121
Investment securities held to maturity	350	1,526	1,876	67,936	69,812
Federal funds sold and other interest-
bearing deposits	2,250	—	2,250	—	2,250
Total interest-earning assets	$626,976	$102,967	$729,943	$691,607	$1,421,550

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$495,448	$—	$495,448	$—	$495,448
Time deposits greater than $100,000	58,969	113,771	172,740	97,563	270,303
Other time deposits	53,128	107,571	160,699	8,892	169,591
Borrowings	134,772	23,000	157,772	214,633	372,405
Total interest-bearing liabilities	$742,317	$244,342	$986,659	$321,088	$1,307,747

Interest sensitivity gap per period	$(115,341)	$(141,375)	$(256,716)	$370,519	$113,804

Cumulative gap	$(115,341)	$(256,716)	$(256,716)	$113,804	$113,804

Cumulative ratio of interest-sensitive
assets to interest-sensitive liabilities	84.46%	73.98%	73.98%	108.70%	108.70%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2007.

Expected Maturities of Market Sensitive Instruments Held
at December 31, 2007 Occurring in the Indicated Year
(Dollars in thousands)
								Average	Estimated
						Beyond		Interest	Fair
	2008	2009	2010	2011	2012	Five Years	Total	Rate	Value

FINANCIAL ASSETS
Federal funds sold	$2,250	$—	$—	$—	$—	$—	$2,250	4.91%	$2,250
Investment securities (1) (2)	11,894	18,340	26,083	28,980	22,558	121,078	228,933	4.58%	228,585
Loans (3)
Fixed rate	72,730	54,679	77,649	84,192	96,169	146,101	531,520	7.13%	546,371
Variable rate	343,208	71,222	31,281	36,332	44,937	129,938	656,918	7.66%	655,840
Total	$430,082	$144,241	$135,013	$149,504	$163,664	$397,117	$1,419,621	6.96%	$1,433,046

FINANCIAL LIABILITIES
Money market, NOW and
savings deposits	$495,448	$—	$—	$—	$—	$—	$495,448	2.85%	$495,448
Time deposits	333,439	47,219	33,563	14,253	1,654	9,766	439,894	4.70%	439,245
Short-term borrowings	117,772	—	—	—	—	—	117,772	4.91%	117,772
Long-term borrowings	15,000	72,000	35,000	5,000	25,000	102,633	254,633	4.87%	244,039
Total	$961,659	$119,219	$68,563	$19,253	$26,654	$112,399	$1,307,747	4.05%	$1,296,504

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2007 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data and common stock price)

Interest income	$25,370	$25,339	$24,626	$23,573	$23,233	$22,151	$20,862	$19,274
Interest expense	14,132	14,350	13,607	13,052	12,807	11,936	10,830	9,225

Net interest income	11,238	10,989	11,019	10,521	10,426	10,215	10,032	10,049
Provision for loan losses	750	575	600	850	600	730	705	475

Net interest income
after provision for
loan losses	10,488	10,414	10,419	9,671	9,826	9,485	9,327	9,574
Non-interest income	2,840	2,546	2,813	3,132	2,337	2,689	(2,685)	1,337
Non-interest expense	10,487	10,349	10,305	9,759	9,589	8,929	8,852	8,432

Income before income
taxes	2,841	2,611	2,927	3,044	2,574	3,245	(2,210)	2,479
Income taxes	948	890	996	1,035	632	1,163	(780)	875
Net income	$1,893	$1,721	$1,931	$2,009	$1,942	$2,082	$(1,430)	$1,604

Per share data:
Net income:
Basic	$0.11	$0.10	$0.11	$0.12	$0.11	$0.12	$(0.08)	$0.09
Diluted	0.11	0.10	0.11	0.11	0.11	0.12	(0.08)	0.09

Common stock price:
High	$8.80	$8.94	$10.23	$10.97	$11.09	$9.94	$9.79	$10.37
Low	6.40	6.25	8.65	10.04	9.63	9.25	9.15	8.76

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

	At December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$318,038	26.8%	$258,885	25.1%	$244,177	28.0%
Commercial mortgage loans	390,948	32.9%	359,987	35.0%	286,658	33.0%
Construction loans	259,740	21.9%	211,858	20.6%	156,900	18.1%
Commercial and industrial loans	197,851	16.6%	177,706	17.3%	151,950	17.5%
Loans to individuals	21,861	1.8%	21,380	2.0%	29,142	3.4%
Subtotal	1,188,438	100.0%	1,029,816	100.0%	868,827	100.0%

Less: Allowance for loan losses	(14,258)		(13,040)		(11,785)
Net loans	$1,174,180		$1,016,776		$857,042

	At December 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential mortgage loans	$238,454	30.0%	$150,312	28.9%
Commercial mortgage loans	295,130	37.1%	186,758	35.9%
Construction loans	102,282	12.8%	71,908	13.8%
Commercial and industrial loans	127,432	16.0%	87,127	16.8%
Loans to individuals	32,805	4.1%	23,641	4.6%
Subtotal	796,103	100%	519,746	100%

Less: Allowance for loan losses	(12,537)		(7,275)
Net loans	$783,566		$512,471

The following table presents at December 31, 2007 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2007
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Residential mortgage loans	$183,641	7.49%	$69,180	7.40%	$64,738	6.36%	$317,559	7.24%
Commercial mortgage loans	143,874	7.48%	188,927	7.17%	58,133	6.87%	390,934	7.24%
Construction loans	226,340	7.68%	17,601	7.33%	14,621	6.94%	258,562	7.62%
Commercial and
industrial loans	145,884	7.65%	41,887	7.42%	9,753	6.71%	197,524	7.55%
Loans to individuals	12,586	8.37%	8,623	17.57%	598	7.42%	21,807	11.98%
Total	712,325	7.60%	326,218	7.53%	147,843	6.65%	1,186,386	7.46%

Nonaccrual loans	1,546		279		227		2,052
Loans, gross	$713,871		$326,497		$148,070		$1,188,438

The above table is based on contractual scheduled maturities. Early repayments of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans and are divided into three categories: residential mortgage, commercial mortgage and construction loans. We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $970.7 million at December 31, 2007, representing 81.5% of our total loans outstanding. Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans. Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties. As it relates to loans sold to third party investors, the Bank has no repurchase obligation on sold loans as long as the underlying borrowers make their first mortgage payment when due. Residential mortgage loans held for sale totaled $1.9 million at December 31, 2007. We receive income from residential mortgage loans originated for sale in the secondary market, with such fees and income from sales aggregating $1.3 million for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2006. We anticipate that we will continue to be an active originator of residential loans for sale to third parties.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one-to-four family residences and on home equity credit lines. Our residential mortgage loans totaled $318.0 million at December 31, 2007 and included $204.4 million in one-to-four family permanent mortgage loans, $99.8 million in outstanding advances under home equity credit lines and $13.8 million of other loans secured by residential real estate. Substantially all our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

Commercial Mortgage Loans. Our commercial mortgage loans totaled $390.9 million at December 31, 2007. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years.

Construction Loans.  We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition development and “spec” home financing. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area. We also make commercial real estate construction loans, as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $259.7 million at December 31, 2007.

Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2007, our commercial loan portfolio equaled $197.9 million or 16.6% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that the yields on our commercial loans adjust with changes in interest rates.

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

The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, EVP and Chief Credit Officer and five outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests from borrowers with aggregate exposure in excess of $9.0 million. As of December 31, 2007, the legal lending limit for the Bank was approximately $20.9 million. The Bank also has an internal bank loan committee comprised of seven members whom review all loan requests with aggregate exposure between $6.0 million and $9.0 million.

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

Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after collection efforts and a thorough review has been completed. Further collection efforts are then pursued through various means including legal remedies. Loans carried in a nonaccrual status and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans	$2,052	$2,636	$1,408	$2,174	$769
Restructured loans	—	—	—	—	—
Total nonperforming loans	2,052	2,636	1,408	2,174	769

Foreclosed assets	775	895	280	1,085	272
Total nonperforming assets	$2,827	$3,531	$1,688	$3,259	$1,041

Accruing loans past due
90 days or more	$8	$—	$—	$—	$—
Allowance for loan losses	14,258	13,040	11,785	12,537	7,275
Nonperforming loans to period end loans	.17%	.26%	.16%	.27%	.15%
Allowance for loan losses to period end loans	1.20%	1.26%	1.36%	1.57%	1.40%
Allowance for loan losses to
nonperforming loans	695%	495%	837%	577%	946%
Nonperforming assets to total assets	.18%	.25%	.13%	.27%	.13%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but which we have doubts as to the borrower’s ability to comply with present repayment terms. These loans may become past due, reach nonaccrual or be restructured; however, as such events have not yet occurred, they are being evaluated due to a heightened risk of such occurring.

At December 31, 2007, we had $2.1 million of nonaccrual loans. At that time, the largest nonaccrual balance of any one borrower was $585 thousand, with the average balance for the twenty-four nonaccrual loans being $86 thousand.

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties. At December 31, 2007 foreclosed assets totaled $775 thousand or 0.05% of total assets, and consisted of seven properties. The largest dollar value of a foreclosed property at December 31, 2007 was $319 thousand. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

The Bank actively monitors potential problem loans that have a risk of becoming impaired. Subsequent to year-end 2007, management has identified a $3.0 million loan that, although it was performing as of December 31, 2007 now has a higher than average risk of reaching nonaccrual due to events that have developed. Based on current information, no loss is anticipated. The project is located outside of the Bank’s market area and as such is one of a very limited number of loans outside of our market area. Most out-of-market loans are the result of the Bank supporting customers in our market area as they seek to expand to outside areas.

Analysis of Allowance for Loan Losses

Our allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance monthly. In addition, on a monthly basis our Board Loan Committee reviews our loan portfolio and conducts an evaluation of our credit quality. The Board Loan Committee reports directly to the Board of Directors. Quarterly the Board of Directors reviews the loan loss provision. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.

We use our risk grading program, as described under “ASSET QUALITY,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditors, and our internal loan review function. Third party loan reviews are conducted at various times to supplement internal efforts. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans as well as other factors randomly assigned. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

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

The Bank’s format for the calculation of ALLL begins with the evaluation of loans under SFAS 114. For the purposes of evaluating loans for impairment under SFAS 114, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for SFAS 114 impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the allowance, even if no specific allowance (the SFAS 114 component) is considered necessary.

The Bank also utilizes various other factors to further evaluate the portfolio for risk to determine the appropriate level of allowance to provide for probable losses in the loan portfolio. The other factors utilized include the rate of loan growth, credit grade migration, policy exceptions, account officer experience, interest rate trends and various economic factors. These factors are examined for trends and the risk that they represent to the banks loan portfolio. Each of these other factors is assigned a level of risk and this risk factor is applied to only the SFAS 5 pool of loans to calculate the appropriate allowance.

The Company has evaluated the guidance in the Interagency Policy Statement and has made applicable enhancements to our processes for determining our allowance for loan losses effective as of year-end 2007. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Net charge-offs in 2007 of $1.6 million, or 0.14% of average loans outstanding was similar to the 2006 amounts of $1.3 million or .13% of average loans outstanding. Our allowance for loan losses at December 31, 2007 was $14.3 million and represented 1.20% of total loans and 695% of non-performing loans. Our allowance for loan losses at December 31, 2006 of $13.0 million represented 1.26% of total loans and 495% of nonperforming loans.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At December 31,
	2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$3,994	26.9%	$1,771	25.4%	$1,394	28.0%
Commercial mortgage loans	2,950	32.8%	4,173	34.8%	3,151	33.0%
Construction loans	3,175	21.8%	3,240	20.5%	2,454	18.1%
Commercial and
industrial loans	2,829	16.6%	2,099	17.2%	1,784	17.5%
Loans to individuals	1,158	1.9%	553	2.1%	956	3.4%
Unallocated (2)	152	—%	1,204	—%	2,046	—%
Total	$14,258	100.0%	$13,040	100.0%	$11,785	100.0%

	At December 31,
	2004		2003

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$1,419	30.0%	$475	28.9%
Commercial mortgage loans	3,500	37.1%	2,200	35.9%
Construction loans	1,924	12.8%	1,100	13.8%
Commercial and
industrial loans	1,815	16.0%	1,200	16.8%
Loans to individuals	1,304	4.1%	1,050	4.6%
Unallocated	2,575	—%	1,250	—%
Total	$12,537	100.0%	$7,275	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.
(2)	The ALLL methodology was revised in 2007 to comply with the Interagency Policy Statement on the ALLL. As a result the unallocated portion of the allowance decreased due to methodology enhancements.

The following table presents for the periods indicated information regarding changes in our allowance for loan losses.

	As of or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$13,040	$11,785	$12,537	$7,275	$6,342

Charge-offs:
Residential mortgage loans	974	248	566	210	78
Commercial mortgage loans	—	68	—	43	72
Construction loans	140	130	4	312	307
Commercial and industrial loans	239	508	349	120	91
Loans to individuals	541	600	443	889	872
Total charge-offs	1,894	1,554	1,362	1,574	1,420

Recoveries:
Residential mortgage loans	86	142	41	29	—
Construction loans	7	—	3	—	4
Commercial and industrial loans	63	36	35	7	27
Loans to individuals	181	121	72	114	37
Total recoveries	337	299	151	150	68

Net charge-offs	(1,557)	(1,255)	(1,211)	(1,424)	(1,352)

Provision for loan losses	2,775	2,510	950	2,239	2,285

Allowance for loans acquired in
purchase transactions, net	—	—	(491)	4,447	—
Balance at end of period	$14,258	$13,040	$11,785	$12,537	$7,275

Total loans outstanding	$1,188,438	$1,029,816	$868,827	$796,103	$519,746

Average loans outstanding	$1,114,677	$958,001	$837,467	$742,433	$471,808

Allowance for loan losses to
loans outstanding	1.20%	1.27%	1.36%	1.57%	1.40%

Ratio of net loan charge-offs to
average loans outstanding	.14%	.13%	.14%	.19%	.29%

INVESTMENT ACTIVITIES

Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates approximately 12% of our interest income and serves as a necessary source of liquidity.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(Amounts in thousands)
December 31, 2007
Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	19,761	24	433	19,352
	$157,856	$2,211	$946	$159,121

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

December 31, 2006
Securities available for sale:
U. S. government agencies	$77,942	$592	$431	$78,103
Mortgage-backed securities	72,258	234	1,249	71,243
Municipals	1,303	9	—	1,312
Other	18,703	—	340	18,363
	$170,206	$835	$2,020	$169,021

Securities held to maturity:
U. S. government agencies	$74,793	$5	$2,235	$72,563
Mortgage-backed securities	2,795	5	61	2,739
Municipals	8,887	128	104	8,911
	$86,475	$138	$2,400	$84,213

December 31, 2005
Securities available for sale:
U. S. government agencies	$66,426	$—	$1,147	$65,279
Mortgage-backed securities	124,212	156	3,870	120,498
Municipals	1,000	1	4	997
Other	17,297	62	325	17,034
	$208,935	$219	$5,346	$203,808

Securities held to maturity:
U. S. government agencies	$75,046	$—	$2,395	$72,651
Mortgage-backed securities	3,228	11	67	3,172
Municipals	9,834	171	54	9,951
	$88,108	$182	$2,516	$85,774

The following table presents the carrying values, fair values, intervals of maturities or re-pricings and weighted average yields of our investment portfolio at December 31, 2007.

	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities available for sale:
U. S. government agencies
Due within one year	$9,999	$10,000	4.26%
Due after one but within five years	38,971	39,900	5.31%
Due after five but within ten years	23,952	24,771	5.75%
	72,922	74,671	5.31%
Mortgage-backed securities
Due within one year	18	18	6.50%
Due after one but within five years	15,571	15,400	4.21%
Due after five but within ten years	26,021	25,813	4.69%
Due after ten years	21,173	21,479	5.82%
	62,782	62,710	4.95%
Municipals
Due after one but within five years	1,088	1,089	4.94%
Due after ten years	1,303	1,299	6.35%
	2,391	2,388	5.71%
Other
Due after one but within five years	1,000	710	2.35%
Due after five but within ten years	2,054	2,054	4.02%
Due after ten years	16,707	16,588	6.35%
	19,761	19,352	5.90%
Total securities available for sale
Due within one year	10,017	10,018	4.26%
Due after one but within five years	56,630	57,099	4.97%
Due after five but within ten years	52,027	52,638	5.16%
Due after ten years	39,183	39,366	6.06%
	$157,856	$159,121	5.25%
Securities held to maturity:
U. S. government agencies
Due within one year	$1,000	$997	3.65%
Due after one but within five years	36,499	36,355	3.73%
Due after five but within ten years	21,295	21,112	5.13%
	58,794	58,464	4.17%
Mortgage-backed securities
Due after one but within five years	171	174	5.40%
Due after five but within ten years	1,248	1,235	4.42%
Due after ten years	778	766	5.21%
	2,197	2,175	4.78%
Municipals
Due within one year	876	880	5.41%
Due after one but within five years	2,192	2,221	6.41%
Due after five but within ten years	2,973	3,058	6.48%
Due after ten years	2,780	2,667	5.74%
	8,821	8,825	6.12%
Total securities held to maturity
Due within one year	1,876	1,877	4.47%
Due after one but within five years	38,862	38,749	3.89%
Due after five but within ten years	25,516	25,405	5.26%
Due after ten years	3,558	3,433	5.62%
	$69,812	$69,464	4.44%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2007, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. Credit risk arises when amounts receivable from counterparties exceed amounts payable. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

We have used interest rate swaps, caps and floors in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2007, interest rate swap arrangements with total notional amounts of $60.5 million, with terms ranging up to twenty-six years, were outstanding. In addition, we purchased $10.0 million notional of interest rate caps during 2007 and $75.0 million notional of interest rate floors referenced to floating rates in prior years. These instruments help protect the Company from changes in interest rates by allowing us to receive payments from the floor counterparty on these contracts when the referenced rate falls outside the level specified in the agreement. At December 31, 2007, the cap had thirty-five months remaining until maturity and the floor contracts had between four and sixteen months remaining on their terms.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain of a derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties various collateral agreements which are a part of the contract and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities.

A discussion of derivatives is presented in Note 16 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out-of-market deposits as funding sources. As of December 31, 2007, we have $129.9 million of brokered deposits and $2.7 million of out-of-market deposits. However, we strive to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing NOW and money market accounts	$441,716	3.51%	$348,486	3.03%	$262,058	1.83%
Time deposits $100,000 or more	311,125	4.54%	326,864	4.38%	285,369	3.50%
Other time deposits	169,236	5.25%	208,733	4.10%	221,871	2.94%
Total interest-bearing deposits	922,077	4.18%	884,083	3.78%	769,298	2.77%

Demand and other non-interest-bearing deposits	108,874		105,755		105,024
Total average deposits	$1,030,951	3.74%	$989,838	3.38%	$874,322	2.44%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2007:

At December 31, 2007
(In thousands)
Remaining Maturity
Less than three months	$58,969
Three to six months	38,200
Six to twelve months	75,571
Over twelve months	97,563
Total	$270,303

Borrowings

To supplement deposits, our primary source of funding, the Company utilizes borrowings for loan growth and other liquidity needs. The following is a summary of our borrowings at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$73,000	$55,000
Federal funds purchased	22,100	23,183
Repurchase agreements	22,672	14,565
	$117,772	$92,748

Long-term borrowings
FHLB advances	$129,522	$122,676
Term repurchase agreements	80,000	15,000
Jr. subordinated debentures	45,111	34,873
	$254,633	$172,549

Short term advances from the FHLB are collateralized as described below and are scheduled to be repaid within one year based on the terms of the individual borrowing. Securities sold under agreements to repurchase, which are provided solely as an accommodation to our customers, are collateralized by U.S. government agency obligations and generally mature within ninety days from the transaction date. The Company purchases federal funds through unsecured lines of credit with various banks aggregating $126.0 million. Federal funds purchased are subject to restrictions limiting the frequency and term of advances, are payable on demand and bear interest based upon the daily federal funds rate. The following table presents the activity in short term borrowings for the years ended December 31, 2007 and 2006.

	2007		2006
Short term borrowings	Amount	Rate	Amount	Rate
	(In thousands)		(In thousands)
Federal Home Loan Bank
At December 31	73,000	4.68%	55,000	4.32%
Average during year	61,297	4.73%	31,663	4.46%
Maximum month-end balance during year	88,000	—	79,000	—

Securities sold under agreements to repurchase
At December 31	22,672	3.05%	14,565	4.65%
Average during year	26,531	4.18%	10,014	3.91%
Maximum month-end balance during year	22,672	—	14,565	—

Federal funds purchased
At December 31	$22,100	4.28%	$23,183	5.58%
Average during year	15,921	5.34%	10,685	5.25%
Maximum month-end balance during year	37,873	—	23,183	—

As an additional source of funding, the Company has long term borrowings including long term advances from the FHLB, term repurchase agreements from other commercial and investment banks and debt associated with the issuance of Trust Preferred Securities. Total FHLB advances outstanding of $202.5 million at December 31, 2007 are collateralized by loans with a carrying amount of $149.0 million, which approximates market value, and investment securities with a market value of $45.9 million. The Company also has term repurchase lines of $110.0 million from various institutions that were collateralized by investment securities having a carrying value of $75.7 million. Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the counterparty. The following table presents the maturities for long term FHLB advances and term repurchase agreements.

Long term borrowings	At December 31, 2007
	FHLB Advances		Term Repo
Years of maturity	Interest Rate	Amount	Interest Rate	Amount
		(In thousands)		(In thousands)

2009	5.08%	62,000	5.20%	10,000
2010	4.80%	25,000	3.38%	10,000
2011	—	—	4.26%	5,000
2012	3.84%	5,000	4.37%	20,000
Thereafter	4.81%	37,522	2.90%	35,000
		$129,522		$80,000

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The Company is amortizing the issuance costs of these securities over their contractual life of thirty years. The projected unamortized balance of these issuance costs at December 31, 2008 will be $1.3 million. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books.

In June 2007, the Company issued $10.0 million in subordinated debentures as part of a pooled trust preferred security. The term of the security is 30 years with a five year call provision. Interest is payable quarterly at LIBOR plus 1.43%. The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The carrying value of the junior subordinated debentures in connection with the two issues of trust preferred securities described above was $45.1 million at December 31, 2007.

Other Recent Developments

On February 1, 2008 the Company announced the declaration of a quarterly dividend of $0.04 per share of the common stock, to be paid on February 29, 2008 to shareholders on record as of the close of business on February 15, 2008.

On December 26, 2007, Southern Community Bank and Trust was the victim of an electronic wire transfer fraud in the amount of $695 thousand. The Bank maintains sufficient insurance coverage related to operational risks (as well as physical risks) incidental to delivering banking services to our customers. The Bank recorded a $150 thousand loss in the fourth quarter of 2007, which represents the insurance deductible. Management expects that the balance of $545 thousand will be recovered through the Bank’s insurance coverage at the conclusion of the current investigation by Federal law enforcement and insurance parties. Management has taken actions to strengthen the Bank’s procedures so as to mitigate operational risk related to wire transfers.

During the first quarter of 2008, several of the interest rate swaps which served as a hedge to several of our brokered certificates of deposit were called by the counterparties. This had favorable impact on the results of operations as the charge which was taken in 2006 to more properly comply with FAS 133 was being amortized as a credit over the assumed remaining life of the swaps. When these swaps were called, this credit was accelerated. Management expects substantially all of the swaps relating to brokered certificates of deposit to be called in the near term.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is presented in Note 2 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission and the Bank with the Federal Reserve Bank from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “MARKET RISK” under Item 7.

Item 8. Financial Statements and Supplementary Data

The information required by this item is filed herewith.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiary
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 14, 2008

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006

		2007	2006
		(Amounts in thousands, except share data)
Assets

Cash and due from banks		$31,905	$29,160
Federal funds sold and other interest-bearing deposits		2,250	783
Investment securities (Note 3)
Available for sale, at fair value		159,121	169,021
Held to maturity, (fair value of $69,464 and $84,213
at December 31, 2007 and 2006, respectively)		69,812	86,475

Loans held for sale		1,929	3,595

Loans (Note 4)		1,188,438	1,029,816
Allowance for loan losses (Note 5)		(14,258)	(13,040)
	Net Loans	1,174,180	1,016,776

Premises and equipment (Note 6)		38,997	40,492
Goodwill (Note 7)		49,792	49,792
Other assets (Notes 4, 7 and 13)		41,196	40,371
	Total Assets	$1,569,182	$1,436,465

Liabilities and Stockholders’ Equity
Deposits
Demand		$109,895	$108,950
Money market and NOW		485,428	380,864
Savings		10,020	12,288
Time (Note 8)		439,894	522,480
	Total Deposits	1,045,237	1,024,582

Short-term borrowings (Note 9)		117,772	92,748
Long-term debt (Notes 9 and 10)		254,633	172,549
Other liabilities (Note 11)		9,201	10,361
	Total Liabilities	1,426,843	1,300,240
Stockholders’ Equity (Notes 10 and 15)
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at December 31, 2007 and
December 31, 2006, respectively		—	—
Common stock, no par value, 30,000,000 shares authorized;
issued and outstanding 17,399,882 shares at December 31, 2007
and 17,405,940 shares at December 31, 2006, respectively		119,101	119,616
Retained earnings		22,198	17,368
Accumulated other comprehensive income (loss)		1,040	(759)
	Total Stockholders’ Equity	142,339	136,225

Commitments and contingencies (Notes 12 and 17)
	Total Liabilities and
	Stockholders’ Equity	$1,569,182	$1,436,465

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

		2007	2006	2005
		(Amounts in thousands, except
		share and per share data)
Interest Income
Loans		$86,673	$73,492	$55,848
Investment securities available for sale		8,819	8,529	8,680
Investment securities held to maturity		3,208	3,390	3,429
Federal funds sold and other interest-bearing deposits		208	109	140
	Total Interest Income	98,908	85,520	68,097

Interest Expense
Money market, savings, and NOW deposits		15,499	10,552	4,786
Time deposits		23,024	22,867	16,509
Short-term borrowings		4,758	2,897	2,188
Long-term debt		11,860	8,482	7,645
	Total Interest Expense	55,141	44,798	31,128

	Net Interest Income	43,767	40,722	36,969

Provision for Loan Losses (Note 5)		2,775	2,510	950

	Net Interest Income After
	Provision for Loan Losses	40,992	38,212	36,019
Non-Interest Income (Note 14)		11,331	3,678	7,134

Non-Interest Expense
Salaries and employee benefits		21,218	18,826	16,042
Occupancy and equipment		7,928	6,835	5,786
Other (Note 14)		11,754	10,141	9,491
	Total Non-Interest Expense	40,900	35,802	31,319

	Income Before Income Taxes	11,423	6,088	11,834

Income Tax Expense (Note 13)		3,869	1,890	4,161
	Net Income	$7,554	$4,198	$7,673

Net Income Per Common Share
Basic		$.43	$.24	$.43
Diluted		.43	.24	.42

Weighted Average Common Shares Outstanding
Basic		17,559,352	17,566,315	17,825,152
Diluted		17,624,399	17,757,436	18,133,859

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)

Net income	$7,554	$4,198	$7,673

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	2,450	(213)	(5,203)
Tax effect	(945)	81	2,007
Reclassification of losses recognized in net income	—	4,156	266
Tax effect	—	(1,602)	(103)
Net of tax amount	1,505	2,422	(3,033)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	274	69	—
Tax effect	(105)	(27)	—
Reclassification of (gains) losses recognized in net income, net	54	28	(214)
Tax effect	(21)	(10)	83
Net of tax amount	202	60	(131)

Net defined benefit pension adjustment	150	—	—
Tax effect	(58)	—	—
Net of tax amount	92	—	—

Total other comprehensive income (loss)	1,799	2,482	(3,164)

Comprehensive income	$9,353	$6,680	$4,509

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2004	17,819,234	$125,200	$11,621	$13	$136,834

Net income	—	—	7,673	—	7,673

Other comprehensive loss, net of tax	—	—	—	(3,164)	(3,164)

Shares repurchased	(460,800)	(4,271)	—	—	(4,271)

Common stock issued pursuant to
Employee stock purchase plan	21,059	164	—	—	164

Stock options exercised including
income tax benefit of $323	232,979	1,301	—	—	1,301

Expense recognized in
connection with stock options	—	96	—	—	96

Cash dividends of $.21 per share	—	—	(3,748)	—	(3,748)
Balance at December 31, 2005	17,612,472	122,490	15,546	(3,151)	134,885

Net income	—	—	4,198	—	4,198

Other comprehensive income, net of tax	—	—	—	2,482	2,482

Shares repurchased	(377,126)	(3,682)	—	—	(3,682)

Common stock issued pursuant to
stock options exercised including
income tax benefit of $69	170,594	749	—	—	749

Expense recognized in
connection with stock options	—	59	—	—	59

Cash dividends of $0.135 per share	—	—	(2,376)	—	(2,376)

SFAS158 transition adjustment, net of tax	—	—	—	(90)	(90)
Balance at December 31, 2006	17,405,940	119,616	17,368	(759)	136,225

Net income	—	—	7,554		7,554

Other comprehensive income, net of tax	—	—	—	1,799	1,799

Shares repurchased	(286,972)	(2,357)	—	—	(2,357)

Common stock issued pursuant to
stock options exercised including
income tax benefit of $559	280,914	1,737	—	—	1,737

Expense recognized in
connection with stock options	—	105	—	—	105

Cash dividends of $0.155 per share	—	—	(2,724)	—	(2,724)
Balance at December 31, 2007	17,399,882	$119,101	$22,198	$1,040	$142,339

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income	$7,554	$4,198	$7,673
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,184	3,732	4,245
Provision for loan losses	2,775	2,510	950
Stock option expense	105	59	96
Net increase in cash surrender value of life insurance	(670)	(548)	(364)
Realized loss on sales of available for sale securities, net	—	4,156	266
Realized (gain) loss on sale of premises and equipment	(119)	6	40
Gain (loss) on economic hedges	(79)	432	743
Deferred income taxes	(953)	(1,237)	(523)
Realized (gain) loss on sale of foreclosed assets	(2)	(42)	53
Change in assets and liabilities:
Increase in other assets	(1,635)	(2,394)	(958)
Increase (decrease) in other liabilities	(787)	917	734
Total Adjustments	2,819	7,591	5,282
Net Cash Provided by Operating Activities	10,373	11,789	12,955
Cash Flows from Investing Activities
Increase in federal funds sold	(1,467)	(135)	(568)
Purchases of:
Available for sale investment securities	(17,892)	(80,123)	(32,940)
Held to maturity investment securities	(1,719)	(1,871)	(19,940)
Proceeds from maturities and calls of:
Available for sale investment securities	30,117	28,189	49,114
Held to maturity investment securities	18,266	3,466	6,751
Proceeds from sale of:
Available for sale investment securities	—	86,126	11,503
Net increase in loans	(158,513)	(165,693)	(74,408)
Purchases of premises and equipment	(2,260)	(13,921)	(6,003)
Proceeds from disposal of premises and equipment	6	307	43
Proceeds from sale of foreclosed assets	1,415	336	1,179
Purchase of bank-owned life insurance	—	(5,000)	—
Net Cash Used in Investing Activities	(132,047)	(148,319)	(65,269)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits	103,241	(2,276)	12,706
Net increase (decrease) in time deposits	(82,586)	84,909	83,840
Net increase (decrease) in short-term borrowings	25,024	43,562	(60,461)
Proceeds from long-term debt	120,238	80,814	39,881
Repayment of long-term debt	(38,154)	(60,616)	(10,250)
Net proceeds from issuance of common stock	1,737	749	1,465
Cost of shares repurchased	(2,357)	(3,682)	(4,271)
Cash dividends paid	(2,724)	(2,376)	(3,748)
Net Cash Provided by Financing Activities	124,419	141,084	59,162
Net Increase in Cash and Cash Equivalents	2,745	4,554	6,848
Cash and Cash Equivalents, Beginning of Year	29,160	24,606	17,758
Cash and Cash Equivalents, End of Year	$31,905	$29,160	$24,606

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$55,944	$44,143	$29,636
Income taxes paid	4,663	2,458	4,489
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$1,294	$916	$425
Increase (decrease) in fair value of securities available for sale, net of tax	1,505	(132)	(3,196)
Increase (decrease) in fair value of cash flow hedges, net of tax	201	42	—
Unrealized gain (loss) on fair value hedges	238	(200)	(573)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks”, which include cash on hand and amounts due from banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2007, the daily average gross reserve requirement was $6.7 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds, mortgage-backed securities and municipal securities not classified as trading securities or as held to maturity securities. The cost of debt securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums, accretion of discounts, interest and dividend income are included in investment income. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Bonds and mortgage-backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in a permanent write downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. The classification of securities is generally determined at the date of purchase.

Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified within other investments. As of December 31, 2007 and 2006, these equity securities totaled $12.1 million and $11.0 million, respectively. The securities classified within other investments consisted primarily of shares of Federal Home Loan Bank and Silverton Bank (formerly The Bankers Bank) stock. These equity securities are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loans are written down or charged off when management has determined the loan to be uncollectible in part or in total.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio. Management evaluates smaller balance, homogeneous loans such as consumer and residential mortgage loans for impairment on a collective basis. Larger balance commercial loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. In addition to the portion of the allowance for loan losses allocated to specific loans and segments of the loan portfolio, the Company has developed a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups. Qualitative factors are identified by management that relate to the Bank’s specific profile and influences from economic factors including interest rate trends, unemployment rates, commercial real estate vacancy rates, inflation, housing sales and energy cost. Other qualitative factors considered include portfolio growth, credit grade migration, loan to value exceptions and account officer tenure at the Bank. In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses. The Company has evaluated the guidance in the Interagency Policy Statement and has made applicable enhancements to our processes for determining our allowance for loan losses effective as of year end 2007. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 11 to 30 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations. Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other expenses.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. The goodwill impairment test that has been used historically is a comparison of the current market value and the current book value of the consolidated company. In all previous tests including the annual test conducted in May 2007, the market value exceeded the book value. Additional tests were conducted at the current year end due to recent declines in the stock price which is typical for financial institutions nationwide that have been affected by slowing in the economy and credit issues. In management’s opinion, the price of the stock at December 31, 2007 is not reflective of the current value of the Company or the separate value of the acquired entity. Management believes that the goodwill booked at the time of the acquisition continues to properly value the acquired company and has not been impaired. No impairment was recorded as a result of the testing performed during 2007 or 2006. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets other than goodwill are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years. Note 7 contains additional information regarding goodwill and other intangible assets.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

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

Per Share Data

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised resulting in the issuance of common stock that would then share in the net income of the Company. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2007	2006	2005

Weighted average number of common shares used in
computing basic net income per share	17,559,352	17,566,315	17,825,152

Effect of dilutive stock options	65,047	191,121	308,707

Weighted average number of common shares and dilutive
potential common shares used in computing diluted net
income per share	17,624,399	17,757,436	18,133,859

For the year ended December 31, 2007, 2006 and 2005, net income for determining diluted earnings per share was the same as reported net income. For the years ended December 31, 2007, 2006 and 2005 there were 573,269, 438,203 and 495,516 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note 11. Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") using the modified prospective application method and accordingly did not restate prior period amounts. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS 123R also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

During the first quarter 2005, the Company vested all unvested stock options for grants prior to the adoption date. The decision to accelerate the vesting of these options, which the Company believes to be in the best interest of our stockholders, was made primarily to reduce non-cash compensation expenses that would have been recorded in future periods following our application of SFAS No. 123R.

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's common stock on the date of grant. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting under the provisions of SFAS 123 were applied.

For Year Ended
12/31/2005

Net income:
As reported	$7,673

Add: Total stock-based employee compensation expense
determined under fair value method for all awards
net of related tax effects	96

Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards
net of related tax effects	(1,611)

Pro forma	$6,158

Basic earnings per share:
As reported	$.43
Pro forma	.35

Diluted earnings per share:
As reported	$.42
Pro forma	.34

Weighted Average Number of Shares Outstanding
Basic	17,825,152
Diluted	18,133,859

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and comprises net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio, unrealized gains and losses, net of taxes, in the Company’s cash flow hedge instruments, and the components of changes in net benefit plan liabilities that are not recognized as benefit costs.

Accumulated other comprehensive income at December 31, 2007 and 2006 consists of the following:

	2007	2006
	(In thousands)

Unrealized holding gain (loss) - investment securities available for sale	$1,265	$(1,185)
Deferred income taxes	(488)	456
Net unrealized holding gain (loss) - investment securities available for sale	777	(729)

Unrealized holding gain - cash flow hedge instruments	422	97
Deferred income taxes	(162)	(37)
Net unrealized holding gain - cash flow hedge instruments	260	60

SFAS 158 transition adjustment	—	(147)
Deferred income taxes	—	57
Net SFAS 158 transition adjustment	—	(90)

Postretirement benefit plans adjustment	5	—
Deferred income taxes	(2)	—
Net postretirement benefit plans adjustment	3	—

Total accumulated other comprehensive income (loss)	$1,040	$(759)

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. The two primary components of economic risk to the Company are credit risk and market risk. Credit risk is the risk of default on the Bank’s loan portfolio that results from borrowers’ failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowing activities.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy with the highest level priority given to a quoted price that is observable for the asset or liability while the least priority is given to unobservable inputs. The Company reports fair value on a limited basis, most notably for available for sale investment securities and certain derivative instruments which will require compliance with the provisions of SFAS 157. SFAS 157 is effective for the Company’s financial statements issued for the year beginning January 1, 2008, with earlier adoption permitted. The Company believes that the adoption of SFAS 157 in 2008 will not have a material impact on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the Company’s financial statements. This statement is effective for the Company’s financial statements issued for the years beginning January 1, 2008 with early adoption permitted. The Company will adopt SFAS No. 159 effective January 1, 2008. The Company currently presents certain financial instruments at fair value including available for sale investment securities and certain derivatives. The Company does not currently anticipate presenting any additional financial instruments at fair value upon adoption of this pronouncement which will not have a material impact on the consolidated financial statements.

EITF 06-4 - The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has adopted the provisions of this EITF and does not believe it will have a material effect on the Company’s financial position, results of operations or cash flows.

EITF 06-5 - The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has evaluated this EITF and has determined that it is not applicable.

EITF 06-10 - The Emerging Issues Task Force (EITF) reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has evaluated this EITF and has determined that it is not applicable.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(3) INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2007 and 2006:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	19,761	24	433	19,352
	$157,856	$2,211	$946	$159,121

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$77,942	$592	$431	$78,103
Mortgage-backed securities	72,258	234	1,249	71,243
Municipals	1,303	9	—	1,312
Other	18,703	—	340	18,363
	$170,206	$835	$2,020	$169,021

Securities held to maturity:
U. S. government agencies	$74,793	$5	$2,235	$72,563
Mortgage-backed securities	2,795	5	61	2,739
Municipals	8,887	128	104	8,911
	$86,475	$138	$2,400	$84,213

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(3) INVESTMENT SECURITIES (Continued)

The following tables show the gross unrealized losses and fair values for our investments aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and December 31, 2006. For available for sale securities, the unrealized losses relate to four U.S. government agency bonds, thirteen mortgage-backed securities, four municipal and two other securities. For held to maturity securities, the unrealized losses relate to nine U.S. government agency bonds, three mortgage-backed securities and fifteen municipal securities. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2007

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$2,998	$2	$3,996	$3	$6,994	$5
Mortgage-backed securities	—	—	31,894	500	31,894	500
Municipals	994	8	—	—	994	8
Other	—	—	732	433	732	433
Total temporarily impaired
securities	$3,992	$10	$36,622	$936	$40,614	$946

Securities held to maturity:
U. S. government agencies	$999	$1	$50,581	$418	$51,580	$419
Mortgage-backed securities	—	—	1,558	30	1,558	30
Municipals	1,045	5	3,077	116	4,122	121
Total temporarily impaired
securities	$2,044	$6	$55,216	$564	$57,260	$570

	2006

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$4,970	$31	$30,541	$400	$35,511	$431
Mortgage-backed securities	5,384	12	37,714	1,237	43,098	1,249
Other	—	—	735	340	735	340
Total temporarily impaired
securities	$10,354	$43	$68,990	$1,977	$79,344	$2,020

Securities held to maturity:
U. S. government agencies	$9,656	$344	$60,402	$1,891	$70,058	$2,235
Mortgage-backed securities	466	2	1,974	59	2,440	61
Municipals	1,899	76	2,598	28	4,497	104
Total temporarily impaired
securities	$12,021	$422	$64,974	$1,978	$76,995	$2,400

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(3) INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2007 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$9,999	$10,000	$1,876	$1,877
Due after one but through five years	41,059	41,699	38,691	38,575
Due after five but through ten years	25,602	26,421	24,268	24,170
Due after ten years	6,315	6,192	2,780	2,667
Mortgage-backed securities	62,782	62,710	2,197	2,175
Other equity securities	12,099	12,099	—	—
	$157,856	$159,121	$69,812	$69,464

Securities with carrying values of $23.0 million and $41.6 million and fair values of $22.8 million and $40.1 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2007, securities with carrying values and fair values of $45.7 million and $45.9 million were pledged to secure the Company’s borrowings from the FHLB. Securities with carrying values of $116.6 million and fair values of $118.0 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

During 2006, the Company sold approximately $87.8 million of available for sale government agency and mortgage-backed securities at a loss of $4.2 million and in 2005, the Company sold approximately $11.7 million of available for sale government agency securities, at a loss of $322 thousand, as part of its asset liability management. In addition, insignificant amounts of equity securities were sold in 2006 and 2005.

For the years ended December 31, 2007, 2006 and 2005, taxable and nontaxable securities were $11.6 million and $427 thousand, $11.6 million and $367 thousand, and $11.7 million and $399 thousand, respectively.

Investments in Equity Securities

The aggregate of the Company’s cost method investments included in other available for sale securities totaled $12.1 million and $11.0 million at December 31, 2007 and 2006, respectively. These investments consisted of Federal Home Loan Bank stock with an amortized cost at December 31, 2007 of $11.7 million compared to $10.6 million the prior year and Silverton Bank (formerly The Bankers Bank) stock with an amortized cost of $404 thousand which remained unchanged compared to the prior year. Because the fair values of these equity securities are not readily determinable under SFAS 115, the Company values these investments at cost at December 31, 2007 and 2006. The Company also has investments in corporate equity securities included in other available for sale investments, which are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income. Such securities had an aggregate cost of $7.7 million at December 31, 2007 and 2006 and an aggregate fair value of $7.3 million and $7.4 million as of December 31, 2007 and 2006 respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(4) LOANS

Following is a summary of loans at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)

Residential mortgage loans	$318,038	$258,885
Commercial mortgage loans	390,948	359,987
Construction loans	259,740	211,858
Commercial and industrial loans	197,851	177,706
Loans to individuals	21,861	21,380
Total	$1,188,438	$1,029,816

Loans are primarily made in the Piedmont area of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

The following is a summary of nonperforming assets at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)

Nonaccrual loans	$2,052	$2,636
Real estate acquired through foreclosure	775	895
Total	$2,827	$3,531

The recorded investment in loans that were considered individually impaired in accordance with SFAS No. 114 at December 31, 2007 and 2006 totaled $7.3 million and $3.1 million, respectively. At December 31, 2007 and 2006, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis per SFAS114 guidelines were $4.0 million and $1.2 million, respectively, with a corresponding valuation allowance of $638 thousand and $389 thousand. No valuation allowance for the other impaired loans was considered necessary.

The average recorded investment in certain impaired loans for the years ended December 31, 2007, 2006, and 2005 was approximately $4.5 million, $2.7 million and $4.4 million, respectively. The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2007, 2006 and 2005 was $412 thousand, $155 thousand and $80 thousand. The interest income foregone for loans in a nonaccrual status for 2007, 2006 and 2005 was $81 thousand, $108 thousand and $98 thousand.

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

Loans to directors and officers as a group (15) at December 31, 2006	$22,230

Less exposure to directors no longer on board at December 31, 2007	(10,769)

Plus exposure to directors not on board at December 31, 2006	6,357

Disbursements during year ended December 31, 2007	17,415

Amounts collected during year ended December 31, 2007	(13,052)

Loans to directors and officers as a group (12) at December 31, 2007	$22,181

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $2.1 million to executive officers, directors and their affiliates.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2007	2006	2005
	(Amounts in thousands)

Balance at beginning of period	$13,040	$11,785	$12,537

Provision for loan losses	2,775	2,510	950

Charge-offs	(1,894)	(1,554)	(1,362)
Recoveries	337	299	151
Net charge-offs	(1,557)	(1,255)	(1,211)

Adjustment to allowance for loans acquired in
purchase transactions, net	—	—	(491)
Balance at end of period	$14,258	$13,040	$11,785

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

(6) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)

Land	$9,699	$9,583
Buildings and leasehold improvements	29,726	28,858
Furniture and equipment	15,803	15,092
	$55,228	$53,533
Less accumulated depreciation	(16,231)	(13,041)
Total	$38,997	$40,492

Depreciation and amortization amounting to $3.7 million in 2007, $3.3 million in 2006 and $3.0 million in 2005, is included in occupancy and equipment expense.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(7) GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2007 and 2006. Other intangibles assets are included in other assets in the consolidated balance sheet.

	2007	2006
	(Amounts in thousands)

Goodwill, beginning of year	$49,792	$49,792
Adjustments to preliminary purchase price allocation	—	—
Goodwill, end of year	$49,792	$49,792

Other intangibles - gross	2,627	2,627
Less accumulated amortization	1,207	906
Other intangibles - net	$1,420	$1,721

Amortization expense associated with acquired intangibles amounted to $301 thousand, $362 thousand and $362 thousand, for 2007, 2006 and 2005, respectively. The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Years Ended December 31:
2008	$265
2009	265
2010	218
2011	218
2012	218
Thereafter	236
$1,420

(8) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $270.3 million and $314.6 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)

2008	$172,740	$160,699	$333,439
2009	42,291	4,928	47,219
2010	31,392	2,171	33,563
2011	13,283	970	14,253
2012	832	822	1,654
Thereafter	9,765	1	9,766
Total	$270,303	$169,591	$439,894

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(9) BORROWINGS

The following is a summary of our borrowings at December 31. 2007 and 2006:

	2007	2006
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$73,000	$55,000
Federal funds purchased	22,100	23,183
Repurchase agreements	22,672	14,565
	$117,772	$92,748

Long-term borrowings
FHLB advances	$129,522	$122,676
Term repurchase agreements	80,000	15,000
Jr. subordinated debentures	45,111	34,873
	$254,633	$172,549

At December 31, 2007, the interest rates on the Federal Home Loan Bank advances ranged from 0.50% to 5.466% with a weighted average rate of 4.63%. At the prior year end, the rates ranged from 0.50% to 5.6175% with a weighted average rate of 3.06%. The Company has an available line of credit of $391.6 million with the Federal Home Loan Bank for advances. These advances are secured by both loans with a carrying value of $149.0 million and pledged investment securities with a market value of $45.9 million.

The Company has also entered into long-term financing through term repurchase agreements with various parties. At December 31, 2007, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 2.84% to 5.24%.

Certain of the FHLB advances and the term repurchase agreements contain embedded interest rate options. Some of the options are exercisable by the holder and relate to converting a floating rate to a fixed rate. Other options are held by the bank, and relate to reducing the interest rate charged should the reference rate fall below a rate specified in the agreement. Several of the FHLB advances and Term Repurchase Agreements contain options which allow them to be called prior to their contractual maturity.

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2007 are as follows:

	FHLB	Term Repurchase
	Advances	Agreements
	2007	2007
	(Amounts in thousands)

Due in 2008	$73,000	$—
Due in 2009	62,000	10,000
Due in 2010	25,000	10,000
Due in 2011	—	5,000
Due in 2012	5,000	20,000
Thereafter	37,522	35,000
	$202,522	$80,000

In addition to the above advances, the Company also had repurchase agreements with outstanding balances of $22.7 million and $14.6 million at December 31, 2007 and 2006, respectively, which were for customer accommodations. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. The Company has repurchase lines of credit of $110.0 million from various institutions, which must be adequately collateralized.

The Company also has lines of credit of $126.0 million from various correspondent banks to purchase federal funds on a short-term basis. The Company had $22.1 million outstanding as of December 31, 2007.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(10) JUNIOR SUBORDINATED DEBENTURES

In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. Amounts in excess of that 25% limitation count as Tier 2 supplementary capital for regulatory capital purposes.

At December 31, 2007 and 2006, the Company had outstanding 3.45 million shares of the trust preferred securities from Trust II used to purchase related junior subordinated debentures from the Bank, with carrying amounts of $35.1 million and $34.9 million, respectively.

In June 2007, the Company issued $10.0 million in subordinated debentures as part of a pooled trust preferred security. The term of the security is 30 years with a five year call provision. Interest is payable quarterly at LIBOR plus 1.43%. The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the Board of Directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan. The expense related to this plan for the years ended December 31, 2007, 2006 and 2005 totaled approximately $780 thousand, $761 thousand and $611 thousand, respectively.

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers to ensure a stable and competent management base. The agreements provide for a two or three-year term, but the agreements may annually be extended for an additional year. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits. As of December 31, 2007, approximately 39% of the Company’s employees were covered under such agreements.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2007, 2006 or 2005 and the Company does not expect to contribute to the plan in 2008. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

	2007	2006	2005
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$845	$823	$775
Actuarial loss	6	2	25
Service cost	—	—	—
Interest cost	54	53	51
Settlement	—	—	—
Benefits paid	(37)	(33)	(28)
End of year - Benefit obligations	$868	$845	$823

Change in Fair Value of Plan Assets

Beginning of year	$1,171	$1,109	$1,034
Benefits paid	(37)	(33)	(28)
Return on assets	82	95	103
End of year - Fair value	$1,216	$1,171	$1,109

Funded status	$348	$326	$286
Unrecognized (gain)/loss	2	(9)	2
Prepaid pension cost recognized	$350	$317	$288

Actuarial assumptions used in accounting for net periodic pension cost were:

Weighted average discount rate	6.50%	6.50%	6.50%
Weighted average rate of increase in
compensation level	N/A	N/A	N/A
Weighted average expected long-term
rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$—	$—	$—
Interest cost	54	53	51
Expected return on plan assets	(87)	(82)	(79)
Loss	—	—	—
Amortization of prior service cost	—	—	—
Net periodic pension cost (benefit)	$(33)	$(29)	$(28)

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

The measurement date used for the plan was December 31, 2007. As of that date, the pension plan had a funded status with the fair value of plan assets of $1.2 million in excess of accumulated projected benefit obligations of $868 thousand.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan. The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities. These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios. The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively. The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively. The current asset allocation is 63% equity securities and 37% fixed income/cash equivalents securities, which meets the criteria established by the Plan.

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

The plan's weighted-average asset allocations at December 31, 2007, by asset category are as follows.

Asset category:
U.S. equity	57%
International blend	6
Fixed income and cash equivalents	37

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2008	39
2009	39
2010	38
2011	38
2012	39
2013-2017	273

Supplemental Retirement

The Company during 2001 implemented a non-qualifying supplemental statement plan for certain key executive and senior officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $309 thousand, $166 thousand and $313 thousand in 2007, 2006 and 2005, respectively, were expensed for future benefits to be provided under this plan. The accrued liability related to this plan was approximately $1.3 million and $963 thousand as of December 31, 2007 and 2006, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel. The accrued liability related to this plan was approximately $816 thousand and $1.0 million at December 31, 2007 and 2006, respectively. Total expense for this plan aggregated $46 and $88 thousand for the years ended December 31, 2007 and 2006, respectively.

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of the adoption, the Company recorded an additional minimum pension liability of $147 thousand and a reduction (net of tax) in accumulated other comprehensive income of $90 thousand.

Deferred Compensation

The Company during 2007 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers whose participation in the Company’s 401(k) plan is limited by Internal Revenue Service regulations. Under the plan, participants are entitled to elect to defer from 1% to 25% of current compensation until their normal retirement date. The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% for each year of service. The expense related to this plan for the year ended December 31, 2007 totaled approximately $33 thousand.

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

For the years ended December 31, 2007, 2006 and 2005, employees of the Company purchased 15,622, 16,508 and 21,059 shares, respectively, under the ESPP. In 2007, the shares purchased for the ESPP were purchased on the open market.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

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

A summary of the Company’s option plans as of and for the years ended December 31, 2007; is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2006	475,761	1,128,474	8.09	1,058,874	8.01

Options authorized	—	—	—	—	—
Options granted/vested	(39,500)	39,500	10.28	32,000	10.28
Options exercised	—	(263,414)	4.48	(263,414)	4.48
Options forfeited	66,776	(66,776)	10.01	(66,776)	10.01
Options expired	1,001	(1,001)	3.45	(1,001)	3.45
At December 31, 2007	504,038	836,783	$9.19	759,683	$9.13

The weighted average remaining life of options outstanding and options exercisable at December 31, 2007 is 5.3 years and 5.0 years, respectively. Information pertaining to options outstanding at December 31, 2007 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.45 - $7.15	188,206	188,206
$7.16 - $10.10	334,726	286,426
$10.11 - $14.64	313,851	285,051
Outstanding at end of year	836,783	759,683

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below:

	2007	2006	2005

Estimated fair value of options granted	$3.40	$3.31	$2.85

Assumptions in estimating average option values:
Risk-free interest rate	4.58%	4.69%	3.50%
Dividend yield	1.30%	1.33%	1.25%
Volatility	27%	28%	30%
Expected life	7 years	7 years	6 years

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $890 thousand and $1.3 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 and December 31, 2006 was $166 thousand and $2.6 million, respectively. As of December 31, 2007, there was $271 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(11) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $680 thousand and $978 thousand, respectively. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 were $559 thousand, $69 thousand and $323 thousand, respectively.

Stock Grants

During 2007 the Company adopted the Southern Community Financial Corporation Restricted Stock Plan. The plan initially makes 300,000 shares available to be issued as restricted stock. The plan is administered by the Compensation Committee of the Board of Directors who may authorize the grant of restricted stock to certain current directors, officers and employees of the Corporation. The shares vest over a five year period and are taxable to the recipient when received after the vesting period at the current fair market value. During the year, 19,500 shares were granted at a cost of $38 thousand.

(12) LEASES

The Company leases office space and equipment under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2008	$1,242
2009	789
2010	714
2011	470
2012	347
Thereafter	2,206
$5,768

Total rental expense for office space under operating leases was $757 thousand in 2007, $551 thousand in 2006 and $607 thousand in 2005.

(13) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Amounts in thousands)
Current tax provision
Federal	$4,079	$2,857	$4,040
State	604	270	644
	4,683	3,127	4,684

Deferred tax provision (benefit)
Federal	(731)	(1,070)	(428)
State	(83)	(167)	(95)
	(814)	(1,237)	(523)
Net provision for income taxes	$3,869	$1,890	$4,161

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(13) INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
	(Amounts in thousands)

Tax computed at the statutory federal rate	$3,884	$2,070	$4,023

Increase (decrease) resulting from:
State income taxes, net of federal benefit	344	68	387
Tax exempt income	(435)	(377)	(360)
Other permanent differences	76	129	111
	(15)	(180)	138
Provision for income taxes	$3,869	$1,890	$4,161

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Amounts in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$5,497	$4,916
Deferred compensation	1,316	1,185
Accumulated other comprehensive income	—	489
Derivative financial instrument	244	466
Other	370	352
Total deferred tax assets	7,427	7,408

Deferred tax liabilities relating to:
Property and equipment	(831)	(1,004)
Loan fees and costs	(672)	(633)
Core deposit intangible	(457)	(596)
Accumulated other comprehensive income	(562)	—
Prepaid expenses	(307)	(253)
Other	(146)	(234)
Total deferred tax liabilities	(2,975)	(2,720)
Net recorded deferred tax asset	$4,452	$4,688

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(13) INCOME TAXES (Continued)

The Company adopted FIN 48 (“Accounting for Uncertainty in Income Taxes”) on January 1, 2007. At the time of adoption, the Company had recorded $100 thousand for potential tax liabilities and an additional $52 thousand for penalties and interest. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of financial condition. Tax years 2004 through 2007 are subject to examination by the Internal Revenue Service and the North Carolina Department of Revenue. The Company has approximately $67 thousand accrued for payment of interest and penalties as of December 31, 2007.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows:

2007
(Amounts in thousands)

Balance at January 1, 2007	$100
Additions based on tax positions related to the current year	35
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	$135

(14) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income and non-interest expense for the years ended December 31, 2007, 2006 and 2005 are set forth in the following tables.

The major components of non-interest income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Amounts in thousands)

Service charges and fees on deposit accounts	$4,931	$4,318	$3,755
Presold mortgage loan fees and income	1,343	1,205	1,106
Investment brokerage and trust fees	1,141	780	888
SBIC management fees & income	2,103	792	1,211
Gain (loss) on economic hedges	79	(432)	(743)
Net cash settlement on economic hedges	—	(366)	79
Loss on sale of investment securities	—	(4,156)	(266)
Other	1,734	1,537	1,104
Total	$11,331	$3,678	$7,134

Income tax benefits related to losses on sales of investment securities were $1.5 million for 2006 and $103 thousand for 2005.

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Amounts in thousands)

Postage, printing and office supplies	$865	$846	$859
Telephone and communication	866	897	851
Advertising and promotion	1,245	1,085	896
Outsourced services fees	763	905	571
Professional services	1,809	1,476	1,745
Other	6,206	4,932	4,569
Total	$11,754	$10,141	$9,491

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(15) REGULATORY MATTERS

The Bank, as a North Carolina banking corporation, may pay cash dividends to the Company only out of retained earnings as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2007 and 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2007

Total Capital (to Risk-Weighted Assets)	$139,128	10.61%	$104,900	8.00%	$131,200	10.00%
Tier I Capital (to Risk-Weighted Assets)	124,870	9.52%	52,500	4.00%	78,700	6.00%
Tier I Capital (to Average Assets)	124,870	8.30%	60,200	4.00%	75,200	5.00%

As of December 31, 2006

Total Capital (to Risk-Weighted Assets)	$127,567	10.87%	$93,900	8.00%	$117,300	10.00%
Tier I Capital (to Risk-Weighted Assets)	114,527	9.76%	46,900	4.00%	70,400	6.00%
Tier I Capital (to Average Assets)	114,527	8.36%	54,800	4.00%	68,500	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2007		At December 31, 2006
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total risk-based capital ratio	$150,432	11.44%	$134,077	11.40%
Tier 1 risk-based capital ratio	135,107	10.28%	119,970	10.20%
Leverage ratio	135,107	8.96%	119,970	8.73%

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(16) DERIVATIVES

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2007		December 31, 2006
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated
with borrowing activities	$(490)	$20,000	$(695)	$20,000

Interest rate swaps associated
with deposit taking activities	66	40,500	(1,054)	90,500

Cash flow hedges
Interest rate options associated
with lending activities	423	25,000	228	25,000

Derivatives not designated as accounting hedges
Interest rate options associated
with lending activities	7	50,000	4	50,000

Derivatives not designated as accounting hedges
Interest rate options associated
with borrowing activities	33	10,000	—	—
	$39	$145,500	$(1,517)	$185,500

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(16) DERIVATIVES (Continued)

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities at December 31, 2007 was $3.0 million.

Certain interest rate swap agreements were terminated in 2003 prior to maturity and the resulting gains were recognized over the original lives of the agreements. Gains recognized with respect to those agreements for the year ended December 31, 2005 were $219 thousand.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2007.

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements. At December 31, 2007, the Company had interest rate option agreements that provide for payments to the Company in the event interest rates increase or decrease above or below levels provided in the agreements. At December 31, 2007, one such agreement was designated as a cash flow hedge, and three of these agreements were not designated as hedges under SFAS 133. The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. At December 31, 2006, one such agreement was designated as a cash flow hedge, and two of these agreements were not designated as hedges under SFAS 133.

Interest Rate Risk Management - Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates. At December 31, 2007 and 2006, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and receive fixed interest payments, certain of which had been designated as a fair value hedges under SFAS 133, others of which were not designated as fair value hedges. The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. The interest rate swap related to the fixed-rate Trust Preferred Securities (the Trust II Securities) has been designated as a fair value hedge. Due to certain differences between the terms of the debt and the terms of the swap, the Company has assessed and evaluated hedge effectiveness of the swap under the “long-haul” method since its inception. Effective July 31, 2006, certain of the interest rate swap agreements used to convert brokered CD liabilities to floating rates were designated as fair value hedges. Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income. Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income. The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness. The amount of hedge ineffectiveness related to the interest rate swap agreements included in income for the year ended December 31, 2007 and 2006 was $12 thousand and $34 thousand, respectively. The amount of ineffectiveness in 2005 related to the Trust Preferred Securities was insignificant. The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

(17) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(17) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2007 and 2006 is as follows (amounts in thousands):

	2007	2006

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$313,839	$224,045
Undisbursed standby letters of credit	7,488	11,849
Undisbursed portion of construction loans	98,148	103,797

The Company is a party to legal proceedings and potential claims arising in the normal conduct of business. Management believes that this litigation is not material to the financial position or results of operations of the Company.

(18) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, federal funds sold, investment securities, loans, bank-owned life insurance, deposit accounts and other borrowings, accrued interest and derivatives. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and other interest-bearing deposits

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(18) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Derivative financial instruments

Fair values for interest rate swap and option agreements are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Financial instruments with off-balance sheet risk

With regard to financial instruments with off-balance sheet risk discussed in Note 17, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$31,905	$31,905	$29,160	$29,160
Federal funds sold and other interest-bearing deposits	2,250	2,250	783	783
Investment securities available for sale	159,121	159,121	169,021	169,021
Investment securities held to maturity	69,812	69,464	86,475	84,213
Loans, net	1,174,180	1,187,953	1,020,371	1,011,008
Investment in life insurance	16,824	16,824	16,154	16,154
Accrued interest receivable	8,009	8,009	8,217	8,217

Financial liabilities:
Deposits	1,045,237	1,044,588	1,024,582	1,022,717
Short-term borrowings	117,772	117,772	92,748	92,748
Long-term borrowings	254,633	244,039	172,549	174,172
Accrued interest payable	3,516	3,516	4,319	4,319

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	(39)	(39)	1,517	1,517

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(19) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2007 and 2006 and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2007 is as follows:

Condensed Balance Sheets
December 31, 2007 and 2006
(Amounts in thousands)

	2007	2006
Assets:
Cash and due from banks	$7,795	$3,332
Investment in subsidiary	178,174	166,289
Investment securities available for sale	783	915
Other assets	817	641
Total assets	$187,569	$171,177

Liabilities:
Junior subordinated debentures	$45,156	$34,873
Other liabilities	74	79
Total liabilities	45,230	34,952

Stockholders' equity
Common stock	119,101	119,616
Retained earnings	22,198	17,368
Accumulated other comprehensive income (loss)	1,040	(759)
Total stockholders' equity	142,339	136,225
Total liablilites and stockholders' equity	$187,569	$171,177

Condensed Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005

Equity in income of subsidiaries	$9,936	$6,216	$9,615
Interest income	16	150	144
Other income	70	70	64
Interest expense	(3,184)	(2,740)	(2,376)
Other expense	(513)	(543)	(747)
Income tax benefit	1,229	1,045	973
Net income	$7,554	$4,198	$7,673

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(19) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005
Operating activities:
Net income	$7,554	$4,198	$7,673
Equity in income of subsidiaries	(9,936)	(6,216)	(9,615)
Amortization of debt issuance costs	51	51	51
(Increase) decrease in other assets	138	596	3,809
Net cash provided (used) by operating activities	(2,193)	(1,371)	1,918

Investing activities:
Cash dividend from subsidiary	—	—	500
Purchase of investments	—	(550)	(40)
Proceeds from maturities and calls of investments	—	—	126
Net cash provided (used) by investing activities	—	(550)	586

Financing activities:
Proceeds from issuance of long-term debt	10,000	—	—
Net proceeds from issuance of common stock	1,737	749	1,465
Cost of shares repurchased	(2,357)	(3,682)	(4,271)
Cash dividend paid	(2,724)	(2,376)	(3,748)
Net cash provided (used) by financing activities	6,656	(5,309)	(6,554)

Net increase (decrease) in cash	4,463	(7,230)	(4,050)
Cash, beginning of year	3,332	10,562	14,612
Cash, end of year	$7,795	$3,332	$10,562

(20) SUBSEQUENT EVENTS

On January 24, 2008, the Company announced that its Board of Directors, at its regular meeting on January 23, 2008, declared a quarterly cash dividend of $0.04 per share on the Company’s common stock, payable February 29, 2008 to shareholders of record on February 15, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2007.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended December 31, 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southern Community Bank & Trust

We have audited Southern Community Financial Corporation and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included, performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Southern Community Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern Community Financial Corporation and Subsidiary as of and for the year ended December, 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 14, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 28, 2008.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 28, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 28, 2008.

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercised of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock Option Plans	836,783	$9.19	504,038
Employee Stock Purchase Plan	15,293	$8.96	909,168
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	852,076	$9.19	1,413,206

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 28, 2008.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 28, 2008.

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

Exhibit 4.2:
Form of 7.95% Junior Subordinated Debenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

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

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference to Exhibit 10.8 to the 2003 Annual Report)

Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Junior Subordinated Debentures (incorporated by reference to Exhibit 10.9 to the 2003 Annual Report)

Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference to Exhibit 10.10 to the 2003 Annual Report)

Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference to Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference to Exhibit 10.12 to the 2003 Annual Report)

Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the 2003 Annual Report)

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

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))

Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2006 First Quarter Form 10-Q)

Exhibit 10.16:	Amended & Restated Salary Continuation Agreement of F. Scott Bauer(incorporated by reference to Exhibit 10.1 to the 2007 First Quarter Form 10-Q)

Exhibit 10.17:	Amended & Restated Salary Continuation Agreement of Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2007 First Quarter Form 10-Q)

Exhibit 10.18:	Employment Agreement with James C. Monroe, Jr.

Exhibit 10.19:	Amendment Number One to Employment Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.20:	Amendment Number One to Employment Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.21:	Amendment Number One to Employment agreement with James C. Monroe, Jr. (incorporated by reference to Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.22:	Salary Continuation Agreement with James C. Monroe, Jr.

Exhibit 10.23:	Amendment Number One to Salary Continuation Agreement with James C. Monroe, Jr.

Exhibit 10.24:	Addendum A to Split Dollar Agreement with F. Scott Bauer

Exhibit 10.25:	Addendum A to Split Dollar Agreement with Jeff T. Clark

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: March 14, 2008	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board and Chief Executive Officer	March 14, 2008
F. Scott Bauer

/s/ James Hastings	Executive Vice President and Chief Financial Officer	March 14, 2008
James Hastings	(principal financial and accounting officer)

/s/ Don Gray Angell	Director	March 14, 2008
Don Gray Angell

/s/ Edward T. Brown	Director	March 14, 2008
Edward T. Brown

/s/ James G. Chrysson	Director	March 14, 2008
James G. Chrysson

/s/ James O. Frye	Director	March 14, 2008
James O. Frye

/s/ Matthew G. Gallins	Director	March 14, 2008
Matthew G. Gallins

/s/ Beverly H. Godfrey	Director	March 14, 2008
Beverly H. Godfrey

/s/ Lynn L. Lane	Director	March 14, 2008
Lynn L. Lane

/s/ H. Lee Merritt, Jr.	Director	March 14, 2008
H. Lee Merritt, Jr.

/s/ W. Samuel Smoak	Director	March 14, 2008
W. Samuel Smoak

/s/ William G. Ward, Sr., M.D.	Director	March 14, 2008
William G. Ward, Sr., M.D.