Form 10-Q
period 2008-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2008-05-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Large accelerated filer            Accelerated filer    X    Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008 (the most recent practicable date), the registrant had outstanding 17,324,820 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition March 31, 2008 and December 31, 2007	11

	Consolidated Statements of Operations Three Months Ended March 31, 2008 and 2007	12

	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2008 and 2007	13

	Consolidated Statement of Changes in Stockholders’ Equity Three Months Ended March 31, 2008	14

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and 2007	15

	Notes to Consolidated Financial Statements	16

Item 2 -	Selected Financial Data	3

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 -	Controls and Procedures	23

Part II.	Other Information

Item 1A -	Risk Factors	23

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6 -	Exhibits	24

Signatures		25

Part I. FINANCIAL INFORMATION

Selected Financial Data

	Quarter Ended						% of Change March 31, 2008 from
	March 31,		December 31,		March 31,		December 31,	March 31,
	2008		2007		2007		2007	2007
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$24,325		$25,370		$23,573		(4)%	3%
Interest expense	13,323		14,132		13,052		(6)	2
Net interest income	11,002		11,238		10,521		(2)	4
Provision for loan losses	925		750		850		19	8
Net interest income after provision for loan losses	10,077		10,488		9,671		(4)	4
Non-interest income	3,589		2,840		3,132		21	13
Non-interest expense	10,560		10,487		9,759		1	8
Income before income taxes	3,106		2,841		3,044		9	2
Provision for income taxes	1,041		948		1,035		9	1
Net income	$2,065		$1,893		$2,009		8	3

Net Income Per Share:
Basic	$0.12		$0.11		$0.12
Diluted	0.12		0.11		0.11

Selected Performance Ratios:
Return on average assets	0.51%		0.49%		0.56%
Return on average equity	5.84%		5.35%		5.96%
Net interest margin (1)	2.98%		3.15%		3.22%
Efficiency ratio (2)	72.37%		74.49%		71.48%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.57%		0.17%		0.11%
Nonperforming assets to total assets (3)	0.48%		0.18%		0.18%
Net loan charge-offs to average loans outstanding (annualized)	0.11%		0.23%		0.18%
Allowance for loan losses to period-end loans	1.20%		1.20%		1.24%
Allowance for loan losses to nonperforming loans	2.12	X	6.95	X	10.82	X

Capital Ratios:
Total risk-based capital	11.04%		11.44%		11.05%
Tier 1 risk-based capital	9.85%		10.28%		9.87%
Leverage ratio	8.60%		8.96%		8.57%
Equity to assets ratio	8.54%		9.07%		9.14%

Balance Sheet Data: (End of Period)
Total assets	1,690,452		1,569,182		1,510,067		7	11
Loans	1,235,952		1,188,438		1,077,878		4	13
Deposits	1,142,735		1,045,237		1,078,781		9	6
Short-term borrowings	115,301		117,772		58,605		(2)	49
Long-term borrowings	278,005		254,633		222,552		8	20
Stockholders’ equity	144,350		142,339		138,046		1	4

Other Data:
Weighted average shares
Basic	17,359,452		17,449,203		17,423,824
Diluted	17,401,589		17,466,703		17,597,029
Period end outstanding shares	17,319,351		17,399,882		17,410,115

Number of banking offices	22		22		22
Number of full-time equivalent employees	345		337		331

(1) Net interest margin is net interest income divided by average interest-earning assets.
(2) Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(3) Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets, where applicable.

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

Summary of First Quarter

Total assets grew $121.3 million or 7.7% during the first quarter of 2008 led by investment securities which increased $67.2 million or 29.4% and total loans which grew $47.5 million or 4.0% to end the period at $1.69 billion. Investment securities were purchased during the quarter to improve liquidity and provide additional collateral for borrowings. The majority of the securities purchased were available for sale mortgage-backed securities which increased $69.5 million while government agencies increased $9.1 million. Commercial mortgage loans, which total $396.7 million or 32.1% of gross loans, continue to comprise the largest segment of the loan portfolio and grew $5.8 million or 1.5% for the quarter. Residential mortgage loans experienced the most growth during the quarter increasing $20.2 million or 6.3% comprising 27.4% of the total loan portfolio. Of the $20.2 million increase in the residential mortgage loan segment, land and building lots increased $10.7 million, home equity loans increased $4.4 million, and 1-4 family residences increased $5.1 million. Construction loans also experienced significant growth for the quarter increasing $15.0 million or 5.8% to $274.8 million or 22.2% of total gross loans. Commercial and industrial loans increased $7.7 million or 3.9% and represent 16.6% of total gross loans while loans to individuals decreased $1.2 million or 1.0%. Total deposits were $1.14 billion at quarter end, an increase of $97.5 million or 9.3% from year-end 2007. The growth in deposits was strongest in time deposits which grew $86.2 million or 19.6% predominately via wholesale funding. Money market, Now and savings accounts grew $11.7 million or 2.4% while demand deposits declined slightly. Borrowings increased $20.9 million or 5.6% with short term borrowings decreasing $2.5 million while long term borrowings increased $23.4 million.

Net interest income decreased by $236 thousand or 2.1% for the quarter compared to the fourth quarter of 2007. The positive effect of loan growth on net interest income was more than offset by the reduction of rates on variable rate loans, limited ability to reprice time deposits and competitive pressures on rates for all deposits. Due to the impact the Federal Reserve rate cuts during the quarter, total interest income decreased by $1.0 million or 4.1% while the cost of funds decreased $809 thousand or 5.7% compared to the previous quarter as rates on money market and other transaction accounts were reduced. The net interest margin decreased 17 basis points to 2.98% compared to 3.15% for the prior quarter and decreased 24 basis points when compared to 3.22% for the first quarter of 2007.

Non-interest income was $3.6 million during the first quarter of 2008, compared to $2.8 million for the prior quarter and $3.1 million for the first quarter of 2007. The increase in the non-interest income in the current quarter was attributed to $1.0 million in nonrecurring gains on derivative activity and increases in income from mortgage banking and wealth management. SBIC activities incurred a loss of $150 thousand in the current quarter compared to a $394 thousand gain reported in the fourth quarter of 2007 and a $1.2 million gain in the first quarter of 2007. Income from SBIC activities will vary as the gains and losses from investments are recognized. Non-interest income improved by $457 thousand as increases of $1.0 million in nonrecurring gains on derivative activity, $355 thousand in service charges on deposit accounts, $184 thousand in wealth management and $181 thousand in mortgage banking income in the first quarter offset the $1.4 million reduction in fees from SBIC activities compared to the first quarter of 2007.

Non-interest expense of $10.6 million in the first quarter of 2008 increased $73 thousand or 0.7% from the prior quarter and grew by $801 thousand or 8.2% compared with the $9.8 million reported in the year ago period. This increase from a year ago reflects continued growth and investment in the expansion of the franchise through salaries and employee benefits while increases in occupancy and equipment expenses and other non-interest expense were minimal.

The Company maintained solid credit quality during the quarter. Nonperforming loans and nonperforming assets rose by $5.0 million and $5.2 million respectively, as a result of two relationships amounting to $4.1 million on which we have been working with the borrowers during the past year. For the current quarter, net charge-offs of $330 thousand or 0.11% as a percent of average loans were 12 basis points lower than the 0.23% from the previous quarter and 6 basis points lower than the 0.17% from the first quarter of 2007.

On April 25, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on April 23, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on May 30, 2008, to shareholders of record as of the close of business on May 15, 2008. This cash dividend is the thirteenth consecutive quarterly dividend, following two annual dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at March 31, 2008 and December 31, 2007

During the three month period ending March 31, 2008, total assets increased by $121.3 million, or 7.7%, to $1.69 billion. The Company’s balance sheet management for the quarter emphasized improving liquidity, maintaining adequate allowance for loan losses and keeping regulatory capital ratios in excess of the well capitalized threshold. The liquidity improvement was achieved by growing the investment portfolio by $67.2 million or 29.4% over year-end levels, and funding the $121.3 million balance sheet growth with $86.2 million in time deposits and $23.3 million in long-term borrowings.

In the loan portfolio, commercial mortgage loans, which total $396.7 million or 32.2% of gross loans, continue to comprise the largest segment. Loans secured by residential mortgages experienced the most growth during the quarter increasing by $20.2 million or 6.3%. The construction segment of the portfolio increased $15.0 million to end the period at $274.8 million, or 22.2% of gross loans. Commercial and industrial lending grew $7.7 million to $205.6 million at March 31, 2008 or 16.6% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth. While customer deposits continue to be our primary funding source, asset growth during the first quarter was financed primarily by wholesale funding. At March 31, 2008, deposits totaled $1.14 billion, an increase of $97.5 million or 9.3% from year-end 2007. Wholesale funding accounted for the majority of the deposit growth during the period, increasing $85.4 million or 6.5% since December 31, 2007. Our continued emphasis on growing local deposits netted an increase in non-maturity deposits of $11.3 million or 1.9% during the period.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2008, our stockholders’ equity totaled $144.4 million, an increase of $2.0 million compared to December 31, 2007. The increase is primarily the result of earnings of $2.0 million and a net increase of $1.3 million in the market value of available for sale securities, partially offset by $696 thousand of cash dividends declared and paid during the period and the repurchase of 133,175 shares of our outstanding common stock during the period at a cost of $942 thousand.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net Income. Our net income for the three months ended March 31, 2008 was $2.1 million, an increase of $56 thousand, or 2.8%, from the same three month period in 2007. Net income per share was $0.12 for both basic and diluted for the three months ended March 31, 2008 as compared with $0.12 basic and $0.11 diluted for the same period in 2007. Net interest income for the first quarter of 2008 was $11.0 million, up $481 thousand, or 4.6% compared with the first quarter 2007, due in part to continued strong loan and deposit growth, which was offset somewhat by compression of the net interest margin. The net interest margin of 2.98% declined 24 basis points from the year ago period and 17 basis points on a linked quarter basis. Non-interest income was $3.6 million during the first quarter of 2008, which represents an increase of 14.6% from non-interest income of $3.1 million reported in the comparable period in 2007, primarily the result of a $1.0 million gain being recognized in connection with economic hedges in the current quarter compared to a loss of $5 thousand in the first quarter of 2007. In contrast, Salem Capital Partners, our small business investment company (SBIC) affiliate, recognized a loss of $150 thousand compared to a gain of $1.2 million in the first quarter of 2007. Non-interest expense increased $801 thousand, or 8.2% compared with the same quarter a year ago. This increase reflects continued growth and investment in the expansion of the franchise through salaries and employee benefits while increases in occupancy and equipment expenses and other operating expenses were minimal. On a linked quarter basis, non-interest expense increased 0.7%.

Net Interest Income. During the three months ended March 31, 2008, our net interest income was $11.0 million, an increase of $481 thousand or 4.6% over the first quarter 2007. With continued strong loan demand, our volume variance had a positive impact on net interest income while rate variances had a negative impact which is reflected in our lower net interest margin.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets. During the first quarter, the Federal Reserve continued their trend of reducing the federal funds rate which they began in the third quarter of 2007. The federal funds rate was reduced three times during the quarter for a total of 200 basis points resulting in a comparable reduction in the prime rate. Prior to the change in the federal funds rate in September 2007, the rate had remained constant since June 2006. The loan portfolio is structured with approximately 44% of loans with fixed rates, which will not be immediately affected by the change, and 56% with variable rates which will reprice as the applicable rate changes. At quarter end, approximately 72% of the variable rate loans were tied to prime while 28% were tied to LIBOR or another index. The loans tied to prime were generally repriced at the time of the change while the loans tied to LIBOR reprice based on terms of the loan. Deposits, such as money market and NOW accounts, are repriced at the discretion of management. The average yield on interest-earning assets in the first quarter of 2008 decreased 63 basis points to 6.59% compared to the first quarter 2007. The lower interest rate environment has also impacted our funding costs. Our cost of average interest bearing liabilities for the first quarter of 2008 decreased 44 basis points to 3.92% compared to the first quarter of 2007. For the first quarter 2008, our net interest margin of 2.98%, decreased from 3.15% for the fourth quarter of 2007 and decreased from 3.22% from the first quarter of 2007. The effect of the first quarter rate changes and the applicable repricing of loans, deposits, and borrowings will continue to be reflected in the net interest income in future quarters. Although the Company believes our margins are stabilizing, we expect to see some continued compression in our margins as loan customers will request to refinance their loans at a lower rate; however competitive rates must still be paid for our funding sources.

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,219,800	$21,183	6.98%	$1,054,315	$20,402	7.85%
Investment securities available for sale	195,565	2,410	4.96%	175,551	2,226	5.14%
Investment securities held to maturity	67,756	720	4.27%	86,903	856	3.99%
Federal funds sold	1,916	12	2.52%	7,449	89	4.85%

Total interest earning assets	1,485,037	24,325	6.59%	1,324,218	23,573	7.22%
Other assets	140,127			143,078
Total assets	$1,625,164			$1,467,296

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$478,407	$3,255	2.74%	$412,864	$3,439	3.38%
Time deposits greater than $100K	310,923	3,963	5.13%	319,736	3,781	4.80%
Other time deposits	167,738	1,891	4.53%	202,981	2,379	4.75%
Short-term borrowings	115,301	1,320	4.60%	80,686	901	4.53%
Long-term borrowings	295,899	2,894	3.93%	196,447	2,552	5.27%

Total interest bearing liabilities	1,368,268	13,323	3.92%	1,212,714	13,052	4.36%

Demand deposits	102,753			104,620
Other Liabilities	11,953			13,339
Stockholders' equity	142,190			136,623

Total liabilities and stockholders' equity	$1,625,164			$1,467,296

Net interest income and net interest spread		$11,002	2.67%		$10,521	2.85%
Net interest margin			2.98%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.51%			109.19%

Provision for Loan Losses. The Company recorded a $925 thousand provision for loan losses for the quarter ended March 31, 2008, representing an increase of $75 thousand from the $850 thousand provision from the first quarter of 2007. The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.11% for the quarter ended March 31, 2008, compared with 0.18% for the quarter ended March 31, 2007.

Non-Interest Income. For the three months ended March 31, 2008, non-interest income increased by $457 thousand or 14.6% to $3.6 million from $3.1 million for the same period in the prior year. The growth was primarily the result of a $1.0 million gain being recognized in connection with economic hedges in the current quarter compared to a loss of $5 thousand in the first quarter of 2007. During the first quarter of 2008, several of the interest rate swaps which served as a hedge to several of our brokered certificates of deposit were called by the counterparties due to the current declining interest rate environment which increased the value of the derivatives. This had a favorable impact on the results of operations as the charge which was taken in the second quarter of 2006 to more properly comply with SFAS 133 was being amortized as a reduction of interest expense on deposits over the assumed remaining life of the swaps. When these swaps were called and the hedged deposits were called by the Bank, the remaining unamortized balance was recognized immediately as a gain from derivative activity in non-interest income. In addition, there was a minimal impact from the change in the fair value of interest rate contracts that were not called during the quarter. In contrast to this gain, Salem Capital Partners, our small business investment company (SBIC) affiliate established six years ago, recognized a loss of $150 thousand compared to a gain of $1.2 million in the first quarter of 2007. We expect to recognize a comparable loss related to the same investment in the second quarter. Income from SBIC activities will vary as the gains and losses from these investments are recognized. We experienced increases in fee income from our core business activities. Service charges and fees on deposit accounts of $1.4 million were up 33.8% from the first quarter of 2007, but were down $35 thousand on a linked quarter basis. Income from mortgage banking activities of $484 thousand was up $181 thousand, or 59.7% compared to the first quarter of 2007 and $159 thousand or 48.9% on a linked quarter basis as we had our highest quarterly revenue generation through strong mortgage volumes and loan sales. Investment brokerage and trust fees increased to $371 thousand, up 98.3% from the year ago period and up $82 thousand from the prior quarter due to increased volume of business.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, we have consistently seen increases in every major component of our non-interest expense. For the three months ended March 31, 2008, our non-interest expense increased $801 thousand or 8.2% over the same period in 2007. This increase was primarily related to salaries and related employee benefits as the number of employees has grown to support our expanded franchise and commissions paid increased as non-interest revenue from mortgage banking and wealth management rose to historic levels in first quarter 2008. On a linked quarter basis, cost control efforts were realized as non-interest expense increased only $73 thousand or 0.7% from the fourth quarter of 2007.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.5% for the three months ended March 31, 2008 and 34.0% for the three months ended March 31, 2007, reflective of different levels of tax-exempt earnings.

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

Investment securities totaled $296.2 million at March 31, 2008, an increase of $67.2 million from $228.9 million at December 31, 2007. We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $126 million. We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $421.7 million, as of March 31, 2008, with lendable collateral value of $218.0 million. Loans with the FHLB were $192.5 and $212.6 million at March 31, 2008 and 2007, respectfully. At March 31, 2008, we had funding of $100 million in the form of term repurchase agreements with maturities from three to five years which increased $20.0 million since year-end and $85.0 from the first quarter of 2007. We have repurchase lines of credit aggregating $110 million from various institutions. The repurchases must be adequately collateralized. We also had short-term repurchase agreements with total outstanding balances of $17.1 million and $22.7 million at March 31, 2008 and December 31, 2007, respectively, all of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations. At March 31, 2008, our outstanding commitments to extend credit consisted of loan commitments of $384.3 million and amounts available under home equity credit lines, other credit lines and letters of credit of $104.2 million, $16.9 million and $8.3 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our eleven year history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In recent years, the Bank has emphasized initiatives to increase demand and other core deposit accounts to improve our funding mix. This emphasis continued in the first quarter of 2008 with the introduction of the ME account which pays a higher rate of interest for qualifying transaction accounts. As a result of those initiatives, non-maturity deposits at March 31, 2008 increased $11.3 million or 1.9% compared to December 31, 2007, and has had a positive impact on our net interest margin. Certificates of deposits represented 46.0% of our total deposits at March 31, 2008, an increase from 42.1% at December 31, 2007. Time deposits of $100 thousand or more totaled $360.7 million and $270.3 million at March 31, 2008 and December 31, 2007, respectively. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will also determine their continued retention.

At March 31, 2008, our Tier I capital to average quarterly asset ratio was 8.6%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2008 was 9.9%.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through March 31, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008.

On April 25, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on April 23, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on May 30, 2008, to shareholders of record as of the close of business on May 15, 2008. This cash dividend is the thirteenth consecutive quarterly dividend, following two annual dividends.

Asset Quality

We consider asset quality to be of primary importance. We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after collection efforts and a thorough review have been completed. Further collection efforts are then pursued through various means including legal remedies. Loans carried in a nonaccrual status and probable losses are considered in the determination of the allowance for loan losses.

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

Nonperforming assets increased to $8.0 million or 0.48% of assets at March 31, 2008, compared to $2.8 million or 0.18% of assets at December 31, 2007. (For a summary of nonperforming assets, see Note 4 to the Financial Statements.) At quarter end, we had $4.0 million of nonaccrual loans and one loan previously mentioned in the 10-K with an outstanding balance of $3.0 million which continued to accrue interest through quarter end. Subsequent to the end of the first quarter, this loan was placed in a nonaccrual status. At the end of the first quarter, the largest nonaccrual balance of any one borrower was $2.1 million, with the average balance for the twenty-nine nonaccrual loans being $139 thousand. At December 31, 2007, we had $2.1 million in nonaccrual loans. The largest nonaccrual balance of any one borrower at year end was $585 thousand, with the average balance for the twenty-four nonaccrual loans being $86 thousand.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets. At March 31, 2008, foreclosed assets totaled $1.0 million or 0.06% of total assets, and consisted of seven properties compared to $775 thousand or 0.05% of total assets, and seven properties at December 31, 2007. The largest dollar value of a foreclosed property at December 31 2007 and March 31, 2008 was $319 thousand. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Our allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations.

The Bank’s format for the calculation of ALLL begins with the evaluation of loans under SFAS 114. For the purpose of evaluating loans for impairment under SFAS 114, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for SFAS 114 impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the allowance, even if no specific allowance (the SFAS 114 component) is considered necessary.

The Bank also utilizes various other factors to further evaluate the portfolio for risk to determine the appropriate level of allowance to provide for probable losses in the loan portfolio. The other factors utilized include the rate of loan growth, credit grade migration, policy exceptions, account officer experience, interest rate trends and various economic factors. These factors are examined for trends and the risk that they represent to the Bank’s loan portfolio. Each of these other factors is assigned a level of risk and this risk factor is applied to only the SFAS 5 pool of loans to calculate the appropriate allowance.

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses. The provision for loan losses increased to $925 thousand for the first quarter of 2008 as compared to $850 thousand for the same period last year due principally to loan growth during the quarter. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. The allowance for loan losses at March 31, 2008 was $14.9 million and represented 1.20% of total loans which remained unchanged from year end and was 2.12 times nonperforming loans. At March 31, 2007, the allowance was $13.4 million which represented 1.24% of total loans and 10.82 times nonperforming loans. As a percentage of loans outstanding, the allowance declined from the first quarter of the prior year as a result of continued solid credit quality and strong loan growth and is based on the model described above. We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2008	2007 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$35,037	$31,905
Federal funds sold	4,752	2,250
Investment securities
Available for sale, at fair value	238,097	159,121
Held to maturity, at amortized cost	58,054	69,812

Loans held for sale	4,110	1,929

Loans	1,235,952	1,188,438
Allowance for loan losses	(14,853)	(14,258)
Net Loans	1,221,099	1,174,180

Premises and equipment, net	38,790	38,997
Goodwill	49,792	49,792
Other assets	40,721	41,196

Total Assets	$1,690,452	$1,569,182
Liabilities and Stockholders’ Equity
Deposits
Demand	$109,534	$109,895
Money market, savings and NOW	507,105	495,448
Time	526,096	439,894
Total Deposits	1,142,735	1,045,237

Short-term borrowings	115,301	117,772
Long-term borrowings	278,005	254,633
Other liabilities	10,061	9,201

Total Liabilities	1,546,102	1,426,843

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,319,351 shares at March 31, 2008 and 17,399,882 shares at December 31, 2007	118,323	119,101
Retained earnings	23,435	22,198
Accumulated other comprehensive income	2,592	1,040
Total Stockholders’ Equity	144,350	142,339

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,690,452	$1,569,182

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$21,183	$20,402
Investment securities available for sale	2,410	2,226
Investment securities held to maturity	720	856
Federal funds sold	12	89

Total Interest Income	24,325	23,573
Interest Expense
Money market, NOW deposits and savings	3,255	3,439
Time deposits	5,854	6,160
Borrowings	4,214	3,453

Total Interest Expense	13,323	13,052

Net Interest Income	11,002	10,521

Provision for Loan Losses	925	850

Net Interest Income After Provision for Loan Losses	10,077	9,671

Non-Interest Income	3,589	3,132

Non-Interest Expense
Salaries and employee benefits	5,794	5,143
Occupancy and equipment	1,964	1,903
Other	2,802	2,713

Total Non-Interest Expense	10,560	9,759

Income Before Income Taxes	3,106	3,044

Income Tax Expense	1,041	1,035

Net Income	$2,065	$2,009

Net Income Per Share
Basic	$0.12	$0.12
Diluted	0.12	0.11

Weighted Average Shares Outstanding
Basic	17,359,452	17,423,824
Diluted	17,401,589	17,597,029

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Net income	$2,065	$2,009

Other comprehensive income :
Securities available for sale:
Unrealized holding gains on available for sale securities	2,119	864
Tax effect	(817)	(333)
Net of tax amount	1,302	531
Cash flow hedging activities:
Unrealized holding losses on
cash flow hedging activities	395	15
Tax effect	(154)	(6)
Reclassification of losses recognized in net income	14	14
Tax effect	(5)	(5)
Net of tax amount	250	18

Total other comprehensive income	1,552	549

Comprehensive income	$3,617	$2,558

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2007	17,399,882	$119,101	$22,198	$1,040	$142,339
Net income	-	-	2,065	-	2,065
Other comprehensive income, net of tax	-	-	-	1,552	1,552
Common shares repurchased	(133,175)	(942)	-	-	(942)
Stock options exercised, including income tax benefit of $19	52,644	131	-	-	131
Stock-based compensation		33	-	-	33
Cumulative effect of accounting method change	-	-	(132)	-	(132)
Cash dividends of $.04 per share	-	-	(696)	-	(696)
Balance at March 31, 2008	17,319,351	$118,323	$23,435	$2,592	$144,350

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,065	$2,009
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,004	956
Provision for loan losses	925	850
Stock-based compensation	33	27
Net increase in cash surrender value of life insurance	(164)	(153)
Realized loss on sale of premise and equipment	10	33
(Gain) Loss on economic hedges	(1,044)	5
Deferred income taxes	(803)	(275)
Realized (gain) loss on sale of foreclosed property	27	(15)
Changes in assets and liabilities:
(Increase) decrease in other assets	906	(2,476)
Increase in other liabilities	2,022	2,106
Total Adjustments	2,916	1,058

Net Cash Provided by Operating Activities	4,981	3,067

Cash Flows from Investing Activities
Increase in federal funds sold	(2,502)	(14,162)
Purchase of:
Available-for-sale investment securities	(90,957)	(11,535)
Held-to-maturity investment securities	-	(1,719)
Proceeds from maturities and calls of:
Available-for-sale investment securities	14,069	2,812
Held-to-maturity investment securities	11,755	5,016
Net increase in loans	(50,025)	(53,259)
Purchases of premises and equipment	(729)	(429)
Proceeds from disposal of premises and equipment	8	-
Proceeds from sale of foreclosed assets	51	209
Net Cash Used in Investing Activities	(118,330)	(73,067)

Cash Flows from Financing Activities
Net increase in demand deposits	11,296	59,758
Net increase (decrease) in time deposits	86,202	(5,959)
Net decrease in short-term borrowings	(19,471)	(34,143)
Proceeds from long-term borrowings	40,000	50,000
Repayment of long-term borrowings	(39)	(38)
Net proceeds from the issuance of common stock	131	403
Common stock repurchased	(942)	(557)
Cash dividends paid	(696)	(610)
Net Cash Provided by Financing Activities	116,481	68,854

Net Increase (Decrease) in Cash and Due From Banks	3,132	(1,146)
Cash and Due From Banks, Beginning of Period	31,905	29,160
Cash and Due From Banks, End of Period	$35,037	$28,014

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

Recently issued accounting pronouncements
On January 1, 2008, the Company adopted the following new pronouncements:

•	SFAS No. 157, Fair Value Measurements and

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

•	The Emerging Issues Task Force (EITF) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

In adopting EITF 06-4, the Company recognized the cumulative impact of this pronouncement through December 31, 2007 as a reduction of beginning of the period retained earnings in the amount of $132 thousand. The effect on earnings in the current quarter and future quarters is immaterial.

The adoption of SFAS 157 and SFAS 159 did not have a material effect on our financial statements at the date of adoption. For additional information, see Note 8 (Fair Value of Assets and Liabilities) to Financial Statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities. The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used. Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments. This statement is effective for the Company’s financial statements issued for the years beginning after November 15, 2008 with early adoption encouraged. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

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

	Three Months Ended
	March 31,
	2008	2007

Weighted average number of common shares used in computing basic net income per share	17,359,452	17,423,824

Effect of dilutive stock options and awards	42,137	173,205

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,401,589	17,597,029

Net income (in thousands)	$2,065	$2,009
Basic	0.12	0.12
Diluted	0.12	0.11

For the three months ended March 31, 2008 and 2007, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 648,378 and 291,518 shares for the three months ended March 31, 2008 and 2007, respectively.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$80,927	$2,883	$-	$83,810
Mortgage-backed securities	131,363	1,100	222	132,241
Municipals	2,392	28	3	2,417
Other	20,031	84	486	19,629
	$234,713	$4,095	$711	$238,097

Securities held to maturity:
U. S. government agencies	$47,500	$316	$-	$47,816
Mortgage-backed securities	2,085	34	5	2,114
Municipals	8,469	166	107	8,528
	$58,054	$516	$112	$58,458

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	19,761	24	433	19,352
	$157,856	$2,211	$946	$159,121

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

U. S. government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	37,483	119	15,663	108	53,146	227
Municipals	1,530	16	1,637	94	3,167	110
Other	241	27	1,420	459	1,661	486

Total temporarily impaired securities	$39,254	$162	$18,720	$661	$57,974	$823

Note 4 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2008		2007
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$338,207	27.4%	$318,038	26.8%
Commercial mortgage loans	396,717	32.1%	390,948	32.9%
Construction loans	274,786	22.2%	259,740	21.9%
Commercial and industrial loans	205,553	16.6%	197,851	16.6%
Loans to individuals	20,689	1.7%	21,861	1.8%

Subtotal	1,235,952	100.0%	1,188,438	100.0%

Less: Allowance for loan losses	(14,853)		(14,258)

Net loans	$1,221,099		$1,174,180

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Balance at beginning of period	$14,258	$13,040

Provision for loan losses	925	850

Charge-offs	(504)	(597)
Recoveries	174	124

Net charge-offs	(330)	(473)

Balance at end of period	$14,853	$13,417

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Amounts in thousands)

Nonaccrual loans	$4,033	$2,052	$1,240
Nonperforming loan	2,979	-	-
Total nonperforming loans	7,012	2,052	1,240
Foreclosed assets	1,030	775	1,419
Total nonperforming assets	$8,042	$2,827	$2,659

The nonperforming loan referred to above was placed in nonaccrual status subsequent to March 31, 2008.

Note 4 – Loans (continued)

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. The allowance consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of March 31, 2008, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $9.0 million. A corresponding valuation allowance of $680 thousand has been provided for impaired loans with an outstanding balance of $5.9 million. Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

Note 5 – Borrowings

The following is a summary of our borrowings at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$60,000	$73,000
Federal funds purchased	38,200	22,100
Repurchase agreements	17,101	22,672
	$115,301	$117,772

Long-term borrowings
FHLB advances	$132,483	$129,522
Term repurchase agreements	100,000	80,000
Jr. subordinated debentures	45,522	45,111
	$278,005	$254,633

Note 6 – Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Service charges and fees on deposit accounts	$1,406	$1,051
Income from mortgage banking activities	484	303
Investment brokerage and trust fees	371	187
SBIC income (loss) and management fees	(150)	1,237
Gain (loss) and net cash settlement on economic hedges	1,044	(5)
Other	434	359

	$3,589	$3,132

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Postage, printing and office supplies	$195	$185
Telephone and communication	228	204
Advertising and promotion	343	251
Data processing and other outsourced services	193	236
Professional services	408	368
Other	1,435	1,469

	$2,802	$2,713

Note 7 – Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through March 31, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008.

Note 8 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159). The effect of adopting these two pronouncements was not material to the financial statements in the first quarter of 2008.

SFAS No. 157, defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a three level fair value hierarchy that is fully described below. While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement. The Company reports fair value on a limited basis, most notably for available for sale investment securities and certain derivative instruments which will require compliance with the provisions of SFAS 157. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets. At March 31, 2008, the Company had no assets or liabilities that are measured at fair value on a nonrecurring basis.

In accordance with FAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for similar or comparable assets or liabilities.

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$238,097	$-	$238,097	$-
Derivative Contracts	923		923
Total Assets	$239,020	$-	$239,020	$-

Other Liabilities (Derivatives Contracts)	$201	$-	$201	$-

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. government agency debt obligations and agency mortgage-backed securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

SFAS 159 allows an entity to make an irrevocable election to measure certain financial instruments at fair value. The changes in fair value from one reporting period to the next period must be reported in the income statement with additional disclosures to identify the effect on net income. The Company continued to account for securities available for sale at fair value as reported in prior years which is required by SFAS 115. Derivative activity is also reported at fair value as required by SFAS 133. Securities available for sale and derivative activity are reported on a recurring basis. Upon adoption of SFAS 159, no additional financial assets or liabilities were reported at fair value and there was no material effect on earnings.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. If interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 1.2%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 1.4%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2008. See Note 7 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

January 1, 2008 to January 31, 2008	46,358	$6.85	46,358	728,744
February 1, 2008 to February 29, 2008	48,317	$7.15	48,317	680,427
March 1, 2008 to March 31, 2008	38,500	$7.24	38,500	641,927
Total for quarter	133,175	$7.07	133,175

Total repurchases under all programs	1,258,073	$8.93

Item 6. Exhibits

(a)	Exhibits.

Exhibit 10.1	Restricted Stock Plan

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 9, 2008	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: May 9, 2008	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer