Form 10-Q
period 2008-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2008-08-08
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2008 (the most recent practicable date), the registrant had outstanding 17,370,175 shares of Common Stock, no par value.

 Page No.

Part I.	FINANCIAL INFORMATION

Item 1-	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2008 and December 31, 2007	14

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2008 and 2007	15

	Consolidated Statements of Comprehensive Income
	Three Months and Six Months Ended June 30, 2008 and 2007	16

	Consolidated Statement of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2008	17

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2008 and 2007	18

	Notes to Consolidated Financial Statements	19

Item 2-	Selected Financial Data	3

	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	4

Item 3-	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4-	Controls and Procedures	29

Part II.	Other Information

Item 1A -	Risk Factors	29

Item 2-	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4-	Submission of Matters to a Vote of Security Holders	30

Item 6-	Exhibits	30

Signatures		31

Part I. FINANCIAL INFORMATION

Selected Financial Data

	At or for the Quarter Ended						% of Change June 30, 2008 from
	June 30,		March 31,		June 30,		March 31,	June 30,
	2008		2008		2007		2008	2007
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$23,727		$24,325		$24,626		(2)%	(4)%
Interest expense	11,947		13,323		13,607		(10)	(12)
Net interest income	11,780		11,002		11,019		7	7
Provision for loan losses	3,530		925		600		282	488
Net interest income after
provision for loan losses	8,250		10,077		10,419		(18)	(21)
Non-interest income	3,098		3,589		2,813		(14)	10
Non-interest expense	10,672		10,560		10,305		1	4
Income before
income taxes	676		3,106		2,927		(78)	(77)
Provision for income taxes	73		1,041		996		(93)	(93)
Net income	$603		$2,065		$1,931		(71)	(69)

Net Income Per Share:
Basic	$0.03		$0.12		$0.11
Diluted	0.03		0.12		0.11

Selected Performance Ratios:
Return on average assets	0.14%		0.51%		0.52%
Return on average equity	1.68%		5.84%		5.58%
Net interest margin (1)	2.99%		2.98%		3.25%
Efficiency ratio (2)	71.73%		72.37%		74.50%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.00%		0.57%		0.09%
Nonperforming assets to total assets (3)	0.80%		0.48%		0.15%
Net loan charge-offs to average loans
outstanding (annualized)	0.28%		0.11%		0.12%
Allowance for loan losses to period-end loans	1.36%		1.20%		1.23%
Allowance for loan losses to nonperforming
loans	1.37	X	2.12	X	13.91	X

Capital Ratios:
Total risk-based capital	10.82%		11.04%		11.88%
Tier 1 risk-based capital	9.50%		9.85%		10.71%
Leverage ratio	8.03%		8.60%		9.22%
Equity to assets ratio	8.01%		8.54%		9.15%

Balance Sheet Data: (End of Period)
Total assets	1,771,705		1,690,452		1,520,240		5	17
Loans	1,285,014		1,235,952		1,104,299		4	16
Deposits	1,217,401		1,142,735		998,179		7	22
Short-term borrowings	153,951		115,301		129,199		34	19
Long-term borrowings	247,716		278,005		241,825		(11)	2
Stockholders’ equity	141,890		144,350		139,049		(2)	2

Other Data:
Weighted average shares
Basic	17,354,298		17,359,452		17,574,100
Diluted	17,401,298		17,401,589		17,667,207
Period end outstanding shares	17,370,175		17,319,351		17,621,653

Number of banking offices	22		22		22
Number of full-time equivalent employees	353		345		338

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

Summary of Second Quarter

Total assets grew $81.3 million or 4.8% during the second quarter of 2008 driven by an increase in loans of $49.1 million or 4.0% and investment securities of $20.2 million or 6.8% to end the period at $1.77 billion. Commercial mortgage loans, which amount to $409.0 million or 31.8% of gross loans at June 30, 2008, continue to comprise the largest segment of the loan portfolio and grew $12.3 million or 3.1% for the quarter. Residential mortgage loans experienced the most growth during the quarter increasing $33.1 million or 9.8% and comprised 28.9% of the total loan portfolio. Of the $33.1 million increase in the residential mortgage loan segment, financing for 1-4 family residences increased $16.2 million, financing of land and building lots increased $12.6 million, and home equity loans increased $4.3 million. Construction loans decreased $1.8 million or 0.6% to $273.0 million or 21.2% of total gross loans reflecting the national trend of decreased building activity. Commercial and industrial loans increased $4.9 million or 2.4% and represent 16.4% of total gross loans while loans to individuals increased $1.0 million or 1.7%. Investment securities were purchased during the quarter to improve liquidity and provide additional collateral for borrowings. The majority of the securities purchased were available for sale mortgage-backed securities which increased $35.9 million while available for sale government agencies increased $7.1 million. The Company purchased $10.0 million in Bank Owned Life Insurance during the quarter which reduced the Company’s effective tax rate for the second quarter. Total deposits were $1.22 billion at quarter end, an increase of $74.7 million or 6.5% from the prior quarter-end. The growth in deposits was strongest in non-maturity deposits which grew $58.1 million or 9.4%. Time deposits increased $16.5 million or 3.1% as wholesale funding grew $24.4 million while customer time deposits decreased $7.9 million. Borrowings increased $8.4 million or 2.1% from the prior quarter end with short term borrowings increasing $38.7 million while long term borrowings decreased $30.3 million.

Net interest income increased $778 thousand or 7.1% for the second quarter compared to the first quarter. Interest rates were more stable in the second quarter as the Federal Reserve cut the federal funds rate one time for 25 basis points compared to three reductions for 200 basis points in the first quarter. The impact of loan growth for the quarter nearly offset the reduction of rates on variable rate loans, while rate reductions on time deposits since the prior year end had the dominant impact on net interest margin for the quarter. Total interest income decreased by $598 thousand or 2.5% while the cost of funds decreased $1.4 million or 10.3% compared to the previous quarter. Reduced rates on money market and other transaction accounts also contributed to the reduced cost of funds. The net interest margin improved one basis point to 2.99% compared to 2.98% for the linked quarter and decreased 26 basis points when compared to 3.25% for the second quarter of 2007.

The Company increased its provision for loan losses to $3.5 million for the quarter compared with $925 thousand for first quarter 2008 and $600 thousand for the second quarter 2007. This significantly higher provision and resultant allowance level was precipitated by the increase in our nonperforming loans and the loss exposure primarily centered in the $162 million residential construction and development lending portfolio. Based on the challenges we are seeing in residential construction and development in our market area and our proactive approach to credit risk management, we have taken an aggressive approach in moving relationships to non-accrual status. This approach has led to early identification of potential problem assets and as a result we have increased the allowance for loan losses commensurately to recognize the loss potential in our loan portfolio. Nonperforming loans increased to $12.8 million or 1.00% of loans at June 30, 2008 from $7.0 million or 0.57% of loans at March 31, 2008 and from $1.0 million or 0.09% of loans at June 30, 2007. Nonperforming assets rose to $14.2 million or 0.80% of total assets at June 30, 2008 compared to $2.2 million or 0.15% of total assets at June 30, 2007. Net charge-offs increased to 0.28% (annualized) of average loans in second quarter 2008 from the relatively low level of 0.11% of average loans for first quarter 2008 and 0.12% of average assets for the second quarter 2007. The increases in net charge-offs, nonperforming loans and nonperforming assets are predominately related to residential construction and development lending. The allowance for loan losses of $17.5 million at June 30, 2008 represented 1.36% of total loans and 1.37 times nonperforming loans at current quarter-end compared with 1.20% of total loans and 2.12 times nonperforming loans at March 31, 2008. We believe the allowance is adequate for losses inherent in the loan portfolio at June 30, 2008.

Non-interest income was $3.1 million during the second quarter of 2008, compared to $3.6 million for the prior quarter and $2.8 million for the second quarter of 2007. The decrease in the non-interest income in the current quarter was attributed to a reduction of gains from derivative activity to $330 thousand compared to $1.0 million in the first quarter. Earnings from Salem Halifax Partners, formerly Salem Capital Partners, our small business investment company (SBIC), improved in the second quarter with a gain of $82 thousand compared to a loss of $150 thousand incurred in the first quarter. Income from our small business investment company (SBIC) activities will vary as the gains and losses from investments are recognized. Non-interest income also improved in the current quarter by $69 thousand from service charges on deposit accounts, while fees from wealth management decreased $36 thousand and mortgage banking income decreased $126 thousand.

Non-interest expense of $10.7 million in the second quarter of 2008 increased $112 thousand or 1.1% from the prior quarter and grew by $367 thousand or 3.6% compared with the $10.3 million reported in the year ago period. This minimal increase from the first quarter of 2008 is the continuation of a trend whereby the Company is realizing increased efficiencies in its infrastructure as it grows its balance sheet. This is reflected in the decrease in the ratio of non-interest expenses to average assets from 2.75% for the second quarter of 2007 to 2.61% for the first quarter of 2008 to 2.47% for the current quarter.

On July 25, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on July 23, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on August 29, 2008 to shareholders of record as of the close of business on August 15, 2008. This cash dividend is the fourteenth consecutive quarterly cash dividend, following two annual cash dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at June 30, 2008 and December 31, 2007

During the six month period ending June 30, 2008, total assets increased by $202.5 million, or 12.9%, to $1.77 billion. The Company’s balance sheet management for the quarter and year to date emphasized maintaining an adequate allowance for loan losses, maintaining adequate liquidity and keeping regulatory capital ratios in excess of the well capitalized threshold. The allowance for loan losses was increased to 1.36% of period end loans compared to 1.20% at the prior quarter end and prior year end. The allowance was increased with a year to date provision of $4.5 million while net charge-offs totaled $1.2 million. Liquidity was maintained by growing the investment portfolio by $87.4 million or 38.2% over year-end levels, and funding the $202.5 million balance sheet growth with $172.2 million in total deposits, most of which was from brokered certificates of deposit wholesale funding, and $29.3 million in borrowings.

In the loan portfolio, commercial mortgage loans, which total $409.0 million or 31.8% of gross loans, continue to comprise the largest segment with year to date growth of $18.0 million or 4.6%. Loans secured by residential mortgages experienced the most growth during the six month period increasing by $53.3 million or 16.7%. The construction segment of the portfolio increased $13.3 million to end the period at $273.0 million, or 21.2% of gross loans. Commercial and industrial lending grew $12.6 million to $210.0 million at June 30, 2008 or 16.4% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth. While customer deposits continue to be our primary funding source, asset growth during the six month period was financed principally by wholesale funding. At June 30, 2008, deposits totaled $1.22 billion, an increase of $172.2 million or 16.5% from year-end 2007. Brokered certificates of deposit accounted for the majority of the deposit growth during the period, increasing $109.8 million or 83.9% since December 31, 2007. Our continued emphasis on growing local deposits netted an increase in non-maturity deposits of $69.4 million or 11.5% during the period.

Although our capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines, we are exploring alternatives for and intend to raise capital by the end of 2008 to expand our balance sheet capacity for anticipated growth. At June 30, 2008, our stockholders’ equity totaled $141.9 million, a decrease of $449 thousand compared to December 31, 2007. Current period earnings were offset by a reduction of $1.4 million in the market value of available for sale securities along with the payment of cash dividends of $1.4 million and the repurchase of 133,175 shares of our outstanding common stock during the first quarter at a cost of $942 thousand with no repurchases during the second quarter.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Net Income. Our net income for the three months ended June 30, 2008 was $603 thousand, a decrease of $1.3 million, or 68.8%, from the same three month period in 2007. Net income per share was $0.03 for both basic and diluted for the three months ended June 30, 2008 as compared with $0.11 basic and diluted for the same period in 2007. Net interest income for the second quarter of 2008 was $11.8 million, up $761 thousand, or 6.9% compared with the second quarter 2007, due to continued strong loan growth, which was offset by compression of the net interest margin as the Bank adjusted to rate changes by the Federal Reserve. The net interest margin of 2.99% declined 26 basis points from the year ago period and increased 1 basis point on a linked quarter basis. Non-interest income was $3.1 million during the second quarter of 2008, which represents an increase of 10.1% from non-interest income of $2.8 million reported in the comparable period in 2007. The primary factor for the increase was a $330 thousand gain being recognized in connection with derivative activity in the current quarter compared to a loss of $4 thousand in the second quarter of 2007. Salem Halifax Capital Partners, our small business investment company (SBIC) affiliate, recognized a gain of $82 thousand compared to a gain of $305 thousand in the second quarter of 2007. Non-interest expense increased $367 thousand, or 3.6% compared with the same quarter a year ago. Salaries and employee benefits accounted for $280 thousand of the increase while increases in occupancy and equipment expenses and other operating expenses were minimal. On a linked quarter basis, non-interest expense increased 1.1%.

Net Interest Income. During the three months ended June 30, 2008, our net interest income was $11.8 million, an increase of $761 thousand or 6.9% over the second quarter 2007. The reduction in interest expense from repricing of deposits of $1.7 million exceeded the $0.9 million decrease in interest income from declining yields on variable rate and fixed rate loans and the partially offsetting impact of continued strong loan demand.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets. During the second quarter, the Federal Reserve continued their trend of reducing the Federal Funds rate which they began in the third quarter of 2007. The Federal Reserve slowed their actions in the second quarter of 2008, reducing the Federal Funds rate one time for 25 basis points compared to three reductions during the first quarter for a total of 200 basis points. These Federal Reserve actions resulted in comparable reductions in the prime rate index in relation to which the majority of the Bank’s floating rate loans are priced. Prior to the change in the Federal Funds rate in September 2007, the rate had remained constant since June 2006. The loan portfolio is structured with approximately 44% of loans with fixed rates, which will not be immediately affected by the change, and 56% with variable rates which will reprice as the applicable rate changes. At quarter end, approximately 71% of the variable rate loans were tied to prime while 29% were tied to LIBOR or another index. The loans tied to prime were generally repriced at the time of the change while the loans tied to LIBOR reprice based on terms of the loan. Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature. The average yield on interest-earning assets in the second quarter of 2008 decreased 125 basis points to 6.02% compared to the second quarter 2007. The lower interest rate environment has also impacted our funding costs. Our cost of average interest bearing liabilities for the second quarter of 2008 decreased 114 basis points to 3.26% compared to the second quarter of 2007. For the second quarter 2008, our net interest margin of 2.99%, decreased from 3.15% for the fourth quarter of 2007 and decreased from 3.25% from the second quarter of 2007 while it increased one basis point from the end of the first quarter. The effect of the first and second quarter rate changes and the applicable repricing of loans, deposits, and borrowings will continue to be reflected in the net interest income in future quarters. With the slowing of the number and magnitude of rate changes by the Federal Reserve, the Company believes our net interest margin will stabilize and then strengthen primarily through the improvement in our cost of funds via continued downward repricing of time deposits at current market rates; however, we expect that competition for deposits and the rates paid to acquire them will intensify.

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,257,886	$19,876	6.36%	$1,094,861	$21,501	7.88%
Investment securities available for sale	279,766	3,311	4.76%	182,270	2,257	4.97%
Investment securities held to maturity	44,882	519	4.65%	77,750	815	4.20%
Federal funds sold	3,534	21	2.37%	4,086	54	5.25%

Total interest earning assets	1,586,068	23,727	6.02%	1,358,967	24,626	7.27%
Other assets	150,452			144,123
Total assets	$1,736,520			$1,503,090

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$546,801	$3,021	2.22%	$423,330	$3,645	3.45%
Time deposits greater than $100K	133,943	1,728	5.19%	173,090	1,924	4.46%
Other time deposits	408,954	3,953	3.89%	323,885	3,967	4.91%
Short-term borrowings	192,601	855	1.79%	125,411	1,016	3.25%
Long-term borrowings	191,887	2,390	5.01%	194,577	3,055	6.30%

Total interest bearing liabilities	1,474,186	11,947	3.26%	1,240,293	13,607	4.40%

Demand deposits	106,047			108,960
Other liabilities	11,913			15,040
Stockholders' equity	144,374			138,797

Total liabilities and stockholders' equity	$1,736,520			$1,503,090

Net interest income and net interest spread		$11,780	2.76%		$11,019	2.87%
Net interest margin			2.99%			3.25%
Ratio of average interest-earning assets
to average interest-bearing liabilities	107.59%			109.57%

Provision for Loan Losses. The Company recorded a $3.5 million provision for loan losses for the quarter ended June 30, 2008, representing an increase of $2.9 million from the $600 thousand provision for the second quarter of 2007. The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans. The substantial increase in the provision for the second quarter of 2008 was based on certain loans identified as impaired and other specific loans currently identified with a greater than normal risk based on the current economic conditions. Additional amounts are required to be added to the allowance for specific loans that are within the guidelines of SFAS 114 as well as additional amounts to properly recognize the loss potential inherent in riskier segments of the loan portfolio, particularly the residential construction and development loan segment. The provision was also impacted by loan portfolio growth of $49.1 million during the second quarter. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.28% for the quarter ended June 30, 2008, compared with 0.12% for the quarter ended June 30, 2007.

Non-Interest Income. For the three months ended June 30, 2008, non-interest income increased $285 thousand or 10.1% to $3.1 million from $2.8 million for the same period in the prior year. The growth was primarily the result of a $330 thousand gain being recognized in connection with economic hedges in the current quarter compared to a loss of $4 thousand in the second quarter of 2007. During the second quarter of 2008, several of the remaining interest rate swaps which served as a hedge to some of our brokered certificates of deposit were called by the counterparties due to the current declining interest rate environment which increased the value of the derivatives. This had a favorable impact on the results of operations as the charge which was taken in the second quarter of 2006 to more properly comply with SFAS 133 was being amortized as a reduction of interest expense on deposits over the assumed remaining life of the swaps. When these swaps were called and the hedged deposits were called by the Bank, the remaining unamortized balance was recognized immediately as a gain from derivative activity in non-interest income. Similar larger gains were also recognized in the first quarter of 2008. As of the end of the second quarter 2008, all of the interest rate swaps described above have been called and no gains from these instruments will recur in future periods. In addition, there was a minimal impact from the change in the fair value of interest rate contracts prior to being called. Service charges and fees on deposit accounts of $1.5 million were up $302 thousand or 25.8% from the second quarter of 2007, and were up $69 thousand on a linked quarter basis. Salem Halifax Capital Partners, our small business investment company (SBIC) affiliate established six years ago, recognized a gain of $82 thousand in second quarter 2008 compared to a gain of $305 thousand in the second quarter of 2007. Income from SBIC activities will vary as the gains and losses from these investments are recognized. Income from mortgage banking activities of $358 thousand for the current quarter was down $59 thousand, or 14.2%, compared to the second quarter of 2007 and $126 thousand or 26.0% on a linked quarter basis as mortgage volumes and loan sales decreased. Investment brokerage and trust fees had a minimal increase from the year ago period and were down $36 thousand from the prior quarter on lower brokerage transaction volumes.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. Because of our growth, we have consistently seen increases in every major component of our non-interest expense. For the three months ended June 30, 2008, our non-interest expense increased $367 thousand or 3.6% over the same period in 2007. This increase was primarily related to salaries and related employee benefits. On a linked quarter basis, cost control efforts were realized as non-interest expense increased only $112 thousand or 1.1% from the first quarter.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 10.8% for the three months ended June 30, 2008 and 34.0% for the three months ended June 30, 2007. The relatively higher proportion of tax-exempt earnings to total earnings in the second quarter produced the lower than normal effective income tax rate. Nontaxable interest income increased during the second quarter due to the impact of an additional investment of $10 million in Bank Owned Life Insurance (BOLI).

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Net Income. Our net income for the six months ended June 30, 2008 was $2.7 million, compared to $3.9 million for the six months ended June 30, 2007. Net interest income increased $1.2 million or 5.8% compared to the six month period of the prior year. The impact of Federal Reserve reductions of 325 basis points to short term interest rates, and the lag in the timing of this magnitude of market interest rate change affecting the Bank’s interest bearing liabilities contributed to the 26 basis point compression of our net interest margin to 2.98% for the six month period of 2008, from 3.24% recorded for the six months ended June 30, 2007. The provision for loan loss increased $3.0 million or 207.2% compared to the prior year. Non-interest income increased $742 thousand or 12.5% compared to the prior six month period with increases in income achieved in all areas (as presented in Note 6 to the Financial Statements) except for SBIC income and management fees and the most notable increase related to income related to derivative activity. Non-interest expense increased $1.2 million or 5.8% compared with the same period a year ago. The increase in non-interest expense was primarily the result of increases in salaries and related employees benefits expense. Increases in occupancy, equipment and other non-interest expense were immaterial and in the normal course of operations.

Net Interest Income. During the six months ended June 30, 2008, our net interest income totaled $22.8 million, an increase of $1.2 million or 5.8% over the $21.5 million for the same six month period in 2007. Net interest income benefited from strong growth in average earning assets. Due to strong loan demand, our level of average earning assets has increased $193.7 million or 14.4% to $1.54 billion from $1.34 billion for the six months ended June 2007. Between June 2007 and June 2008 the Federal Reserve decreased the targeted federal funds rate seven times for a total of 325 basis points with variable loan rates tied to prime adjusting accordingly. Our average yield on interest-earning assets decreased 95 basis points to 6.29% for the first half of 2008 compared to the same period in 2007. Declining rates have also impacted our funding costs for the first six months of 2008, as funding costs decreased 80 basis points to 3.58% from 4.38% for the comparable period a year ago. Average interest bearing liabilities increased $194.6 million or 15.9% to $1.42 billion from $1.2 billion for the six month period ended June 2007. For the six months ended June 30, 2008, our net interest spread was 2.71% compared to 2.86% for the comparable prior year period while our net interest margin was 2.98% compared to 3.24%.

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

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,238,843	$41,059	6.67%	$1,074,700	$41,903	7.86%
Investment securities available for sale	237,501	5,721	4.84%	178,929	4,483	5.05%
Investment securities held to maturity	56,319	1,239	4.42%	82,301	1,671	4.09%
Federal funds sold	2,725	33	2.42%	5,758	142	4.97%

Total interest earning assets	1,535,388	48,052	6.29%	1,341,688	48,199	7.24%
Other assets	145,454			143,604
Total assets	$1,680,842			$1,485,292

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$512,604	$6,276	2.46%	$418,126	$7,084	3.42%
Time deposits greater than $100K	134,767	3,822	5.70%	168,432	4,029	4.82%
Other time deposits	376,012	7,713	4.13%	341,343	8,022	4.74%
Short-term borrowings	153,951	2,175	2.84%	103,172	1,917	3.75%
Long-term borrowings	243,893	5,284	4.36%	195,507	5,607	5.78%

Total interest bearing liabilities	1,421,227	25,270	3.58%	1,226,580	26,659	4.38%

Demand deposits	104,400			106,802
Other liabilities	11,933			14,194
Stockholders' equity	143,282			137,716

Total liabilities and stockholders' equity	$1,680,842			$1,485,292

Net interest income and net interest spread		$22,782	2.71%		$21,540	2.86%
Net interest margin			2.98%			3.24%
Ratio of average interest-earning assets
to average interest-bearing liabilities	108.03%			109.38%

Provision for Loan Losses. The Company recorded a $4.5 million provision for loan losses for the six months ended June 30, 2008, representing an increase of $3.0 million from the $1.5 million provision for the comparable period of 2007. The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as defined by SFAS 114. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.20% for the period ended June 30, 2008, compared with 0.15% for the period ended June 30, 2007.

Non-Interest Income. For the six months ended June 30, 2008, the Company reported non-interest income of $6.7 million compared to $5.9 million for the first six months of 2007. See Note 6 to the Financial Statements for a summary of the components of non-interest income. Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered certificates of deposits and believes these swaps have been effective as economic hedges. Due to the decline in market interest rates over the last nine months, all of the brokered certificates of deposit and the related derivatives were called during the first six months of 2008. As these derivatives and the related brokered deposits were called prior to maturity, a gain was recognized in non-interest income which totaled $1.4 million for the first six months of 2008 compared to a $9 thousand loss for the same period in 2007. The loss for the first six months of 2008 from Salem Halifax Capital Partners was $68 thousand compared to a gain of $1.5 million in 2007. This investment returned to a profitable level of earning in the second quarter of 2008 at $82 thousand compared to loss of $150 thousand in the first quarter. Income from SBIC activities will vary as the gains and losses from these investments are realized. Service charges on deposit accounts for 2008 increased to $2.9 million, up $657 thousand, or 29.5% over the same period a year ago. We expect a continued positive trend in service charge fee income in the future as we continue to expand our non-maturity deposit base. Improvement was also realized in other areas during the first two quarters of 2008 as mortgage banking income was up $122 thousand or 16.9%, and investment brokerage and trust fees were up $188 thousand or 36.3% from the year ago period. Non-interest income for the first six months 2007 also contained a one-time $152 thousand gain on the sale of bank property which did not recur in 2008.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. As our franchise expansion slowed during the first six months of 2008, the rate of increase in non-interest expense also decreased. For the six months ended June 30, 2008, our non-interest expense increased $1.2 million or 5.8% over the same period in 2007. Salaries and employee benefit expense increased $931 thousand or 8.9% due to normal salary increases, minimal staff increases and related employee benefit cost. Occupancy and equipment expense increased $104 thousand or 2.7% as the cost recognized for new facilities and equipment which is being depreciated began to moderate. Other expenses increased $133 thousand or 2.3%, with small increases recognized over a large range of expense items. For the six months ended June 30, 2008, on an annualized basis, our ratio of non-interest expenses to average total assets decreased to 2.54% as compared with 2.72% for the same six months in 2007.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 29.5% for the six months ended June 30, 2008 and 34.0% for the six months ended June 30, 2007, reflective of different levels of tax-exempt earnings. This rate was affected by lower taxable income due primarily to the increased loan loss provision and increased nontaxable income from an additional $10 million investment in BOLI.

Liquidity and Capital Resources

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and sufficient levels of capital resources, to generate appropriate earnings and to maintain a consistent dividend policy.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of funds and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, unpledged investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to deposit and borrowing withdrawals and maturities, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Investment securities totaled $316.3 million at June 30, 2008, an increase of $87.4 million from $228.9 million at December 31, 2007. We believe our liquidity is adequate to fund expected loan demand with current deposit and borrowing maturities. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $126 million. Another source of liquidity utilized for the first time during the second quarter of 2008 was the Term Auction Facility (TAF) processed through the Federal Reserve Bank. As of June 30, 2008, the company had $30 million outstanding with the TAF. These borrowings are collateralized with various assets pledged to the Federal Reserve in the normal course of business. We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $442.0 million, as of June 30, 2008, with lendable collateral value of $159.9 million. FHLB borrowings were $152.2 and $228.6 million at June 30, 2008 and 2007, respectively. At June 30, 2008, we had funding of $100 million in the form of term repurchase agreements with maturities from three to five years which increased $20.0 million since year-end and $79.2 million from the second quarter of 2007. We have repurchase lines of credit aggregating $150 million from various institutions, which must be adequately collateralized. We also had short-term repurchase agreements with total outstanding balances of $19.6 million and $22.7 million at June 30, 2008 and December 31, 2007, respectively, all of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. At June 30, 2008, our outstanding commitments to extend credit consisted of loan commitments of $384.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $104.4 million, $16.1 million and $14.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In recent years, the Bank has emphasized initiatives to increase demand deposits and other core deposit accounts to improve our funding mix. This emphasis continued in the first two quarters of 2008 with the introduction of the ME account, which pays a higher rate of interest for qualifying transaction accounts, the new Masternote account for business customers and higher rates for certain money market accounts. As a result of those initiatives and normal growth, non-maturity deposits increased $69.4 million or 11.5% at the end of the second quarter compared to the prior year end. Certificates of deposits represented 44.6% of our total deposits at June 30, 2008, an increase from 42.1% at December 31, 2007. Time deposits of $100 thousand or more totaled $136.1 million and $134.8 million at June 30, 2008 and December 31, 2007, respectively. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will also determine their continued retention.

At June 30, 2008, our Tier I capital to average quarterly asset ratio was 8.0%, and all of our capital and total risk-based capitals ratios exceeded the minimums established for a well capitalized bank by regulatory measures. Our Tier I risk-based and total risk-based capitals ratios at June 30, 2008 were 9.5% and 10.82%, respectively.

Goodwill amounted to $49.8 million at June 30, 2008. Under purchase accounting, goodwill may become impaired under certain conditions. With the recent decline in our stock price, we performed an in-depth review of our goodwill to test for impairment. Based on this internally prepared analysis, we concluded that we do not have impairment at June 30, 2008. This conclusion is dependent on our future earnings and capital projections and will be reviewed periodically.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through June 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the second quarter.

On July 25, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on July 23, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on August 29, 2008, to shareholders of record as of the close of business on August 15, 2008. This cash dividend is the fourteenth consecutive quarterly dividend, following two annual dividends.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on a nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur. Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but which we have doubts as to the borrower’s ability to comply with present repayment terms. These loans may become past due, reach nonaccrual or be restructured; however, as such events have not yet occurred, they are being evaluated due to a heightened risk of such occurring.

Nonperforming assets increased to $14.2 million or 0.80% of assets at June 30, 2008, compared to $2.8 million or 0.18% of assets at December 31, 2007. (For a summary of nonperforming assets, see Note 4 to the Financial Statements.) Nonperforming loans increased to $12.8 million or 1.00% of total loans at June 30, 2008 from $7.0 million or 0.57% of loans at March 31, 2008 and from $2.1 million or 0.17% of loans at December 31, 2007. Nonaccrual loans of $12.8 million increased by $8.8 million during the second quarter 2008 from $4.0 million at March 31, 2008. Of the $8.8 million increase in nonaccrual loans during the quarter ended June 30, 2008, three (3) customer relationships accounted for $7.2 million or 82% of the increase. At June 30, 2008, the largest nonaccrual loan relationship of any one borrower was $3.3 million with the average balance for the sixty-six nonaccrual loans being $194 thousand. The majority of the increases in nonperforming loans, nonaccrual loans and net charge-offs during the second quarter of 2008 were residential construction and development related businesses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets. At June 30, 2008, foreclosed assets totaled $1.4 million or 0.08% of total assets, and consisted of ten properties compared to $775 thousand or 0.05% of total assets, and seven properties at December 31, 2007. Foreclosed assets included $1.2 million in 1-4 family residential properties and $200 thousand in improved land. The largest dollar value of a foreclosed property at June 30, 2008, was $545 thousand compared to $319 thousand December 31 2007. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

The Bank’s methodology for the calculation of ALLL begins with the evaluation of loans under SFAS 114, Accounting by Creditors for Impairment of a Loan. For the purpose of evaluating loans for impairment under SFAS 114, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for SFAS 114 impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Once a loan has been evaluated for SFAS 114 impairments, it is not included in the determination of the general allowance component based on SFAS 5, Accounting for Contingencies, even if no specific allowance (the SFAS 114 component) is considered necessary.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the provisions for loan losses. The provision for loan losses increased to $3.5 million for the second quarter of 2008 as compared to $600 thousand for the same period last year. This significantly higher provision and resultant allowance level was precipitated by the increase in our nonperforming loans and the potential loss exposure primarily centered in the $162 million residential construction and development lending portfolio. As discussed above, loans identified as impaired under SFAS 114 are evaluated when determining the required provision for the total loan loss allowance. At June 30, 2008, $8.1 million of loans considered impaired which required a specific allowance of $1.7 million compared to impaired loans of $5.9 million with an allowance of $680 thousand at March 31, 2008. Loan growth of $49.1 million during the quarter also was a factor in the increased provision. The allowance for loan losses at June 30, 2008 was $17.5 million and represented 1.36% of total loans and 1.37 times nonperforming loans. At June 30, 2007, the allowance was $13.7 million which represented 1.23% of total loans and 13.91 times nonperforming loans. The Company believes that the allowance is adequate for losses inherent in our loan portfolio at June 30, 2008.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2008	2007 *

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$37,576	$31,905
Federal funds sold	3,607	2,250
Investment securities
Available for sale, at fair value	274,931	159,121
Held to maturity, at amortized cost	41,405	69,812

Loans held for sale	2,106	1,929

Loans	1,285,014	1,188,438
Allowance for loan losses	(17,499)	(14,258)
Net Loans	1,267,515	1,174,180

Premises and equipment, net	39,672	38,997
Goodwill	49,792	49,792
Other assets	55,101	41,196

Total Assets	$1,771,705	$1,569,182
Liabilities and Stockholders’ Equity
Deposits
Demand	$114,685	$109,895
Money market, NOW and savings	560,094	495,448
Time	542,622	439,894
Total Deposits	1,217,401	1,045,237

Short-term borrowings	153,951	117,772
Long-term borrowings	247,716	254,633
Other liabilities	10,747	9,201

Total Liabilities	1,629,815	1,426,843

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,370,175 shares at June 30, 2008
and 17,399,882 shares at December 31, 2007	118,639	119,101
Retained earnings	23,343	22,198
Accumulated other comprehensive income (loss)	(92)	1,040
Total Stockholders’ Equity	141,890	142,339

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,771,705	$1,569,182
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$19,876	$21,501	$41,059	$41,903
Investment securities available for sale	3,312	2,257	5,722	4,483
Investment securities held to maturity	519	815	1,239	1,671
Federal funds sold	20	53	32	142

Total Interest Income	23,727	24,626	48,052	48,199
Interest Expense
Money market, NOW and savings deposits	3,021	3,645	6,276	7,084
Time deposits	5,681	5,891	11,535	12,051
Borrowings	3,245	4,071	7,459	7,524

Total Interest Expense	11,947	13,607	25,270	26,659

Net Interest Income	11,780	11,019	22,782	21,540

Provision for Loan Losses	3,530	600	4,455	1,450

Net Interest Income After Provision for Loan Losses	8,250	10,419	18,327	20,090

Non-Interest Income	3,098	2,813	6,687	5,945

Non-Interest Expense
Salaries and employee benefits	5,621	5,341	11,415	10,484
Occupancy and equipment	1,931	1,888	3,895	3,791
Other	3,120	3,076	5,922	5,789

Total Non-Interest Expense	10,672	10,305	21,232	20,064

Income Before Income Taxes	676	2,927	3,782	5,971

Income Tax Expense	73	996	1,114	2,031

Net Income	$603	$1,931	$2,668	$3,940
Net Income Per Common Share
Basic	$0.03	$0.11	$0.15	$0.23
Diluted	0.03	0.11	0.15	0.22

Weighted Average Common Shares Outstanding
Basic	17,354,298	17,574,100	17,356,875	17,506,123
Diluted	17,401,298	17,667,207	17,401,444	17,618,675

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(Amounts in thousands)

Net income	$603	$1,931	$2,668	$3,940

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on
available for sale securities	(4,353)	(2,306)	(2,234)	(1,442)
Tax effect	1,678	889	861	556
Net of tax amount	(2,675)	(1,417)	(1,373)	(886)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(29)	(143)	366	(128)
Tax effect	11	55	(143)	49
Reclassification of losses recognized in net income	14	14	28	28
Tax effect	(5)	(5)	(10)	(10)
Net of tax amount	(9)	(79)	241	(61)

Total other comprehensive loss	(2,684)	(1,496)	(1,132)	(947)

Comprehensive income (loss)	$(2,081)	$435	$1,536	$2,993

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Amount	Retained Earnings	Comprehensive Income (loss)	Stockholders' Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2007	17,399,882	$119,101	$22,198	$1,040	$142,339
Net income	-	-	2,668		2,668
Other comprehensive loss, net of tax	-	-	-	(1,132)	(1,132)
Common shares repurchased	(133,175)	(942)	-	-	(942)
Stock options exercised including
income tax benefit of $51	103,468	376	-	-	376
Stock-based compensation	-	104	-	-	104
Cumulative effect of accounting
method change			(132)		(132)
Cash dividends of $0.08 per share	-	-	(1,391)	-	(1,391)

Balance at June 30, 2008	17,370,175	$118,639	$23,343	$(92)	$141,890

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,668	$3,940
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,955	1,960
Provision for loan losses	4,455	1,450
Stock-based compensation	104	50
Net increase in cash surrender value of life insurance	(422)	(306)
Realized (gain) loss on sale of premises and equipment	10	(116)
(Gain) loss on economic hedges	(1,374)	9
Deferred income taxes	900	329
Realized (gain) loss on sale of foreclosed assets	47	(47)
Changes in assets and liabilities:
Increase in other assets	(3,626)	(3,150)
Increase in other liabilities	3,029	1,557
Total Adjustments	5,078	1,736

Net Cash Provided by Operating Activities	7,746	5,676

Cash Flows from Investing Activities
Increase in federal funds sold	(1,357)	(7,780)
Purchase of:
Available for sale investment securities	(149,290)	(13,333)
Held to maturity investment securities	-	(1,719)
Proceeds from maturities and calls of:
Available for sale investment securities	31,181	6,843
Held to maturity investment securities	28,400	11,911
Net increase in loans	(97,967)	(76,844)
Purchases of premises and equipment	(2,482)	(950)
Proceeds from disposal of premises and equipment	8	-
Proceeds from sale of foreclosed assets	349	673
Purchase of bank-owned life insurance	(10,000)	-

Net Cash Used by Investing Activities	(201,158)	(81,199)

Cash Flows from Financing Activities
Net increase in demand deposits	69,436	23,573
Net increase (decrease) in time deposits	102,728	(49,976)
Net increase in short-term borrowings	36,179	36,451
Proceeds from long-term borrowings	40,000	70,000
Repayment of long-term borrowings	(47,303)	(724)
Net proceeds from the issuance of common stock	376	1,653
Common stock repurchased	(942)	(557)
Cash dividends paid	(1,391)	(1,315)

Net Cash Provided by Financing Activities	199,083	79,105

Net Increase in Cash and Due From Banks	5,671	3,582
Cash and Due From Banks, Beginning of Period	31,905	29,160

Cash and Due From Banks, End of Period	$37,576	$32,742

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

The adoption of SFAS 157 and SFAS 159 did not have a material effect on our financial statements at the date of adoption. For additional information, see Note 9 (Fair Value of Assets and Liabilities) to Financial Statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities. The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used. Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments. This statement is effective for the Company’s financial statements issued for the years beginning after November 15, 2008 with early adoption encouraged. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

Note 1 - Basis of Presentation (continued)

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, establishes the framework and sources of accounting principles for determining the appropriate principles to be used when preparing financial statements in conformity with generally accepted accounting principles in the United States. This statement is effective following SEC approval and will not have a material effect on the Company’s financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of common
shares used in computing basic net
income per share	17,354,298	17,574,100	17,356,875	17,506,123

Effect of dilutive stock options	47,000	93,107	44,569	112,552

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	17,401,298	17,667,207	17,401,444	17,618,675

Net income (in thousands)	$603	$1,931	$2,668	$3,940
Basic	0.03	0.11	0.15	0.23
Diluted	0.03	0.11	0.15	0.22

Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 648,460 and 442,036 shares for the three months ended June 30, 2008 and 2007, respectively, and 646,592 and 410,829 shares for the six months ended June 30, 2008 and 2007, respectively.

Note 3 - Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$88,028	$1,691	$24	$89,695
Mortgage-backed securities	167,286	487	2,680	165,093
Municipals	2,392	17		2,409
Other	18,194	49	509	17,734
	$275,900	$2,244	$3,213	$274,931

Securities held to maturity:
U. S. government agencies	$31,500	$175	$122	$31,553
Mortgage-backed securities	1,963	11	26	1,948
Municipals	7,942	109	144	7,907
	$41,405	$295	$292	$41,408

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	19,761	24	433	19,352
	$157,856	$2,211	$946	$159,121

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

U. S. government agencies	$32,948	$146	$-	$-	$32,948	$146
Mortgage-backed securities	122,437	2,435	11,450	271	133,887	2,706
Municipals	2,452	55	968	89	3,420	144
Other	1,358	141	922	368	2,280	509

Total temporarily impaired
securities	$159,195	$2,777	$13,340	$728	$172,535	$3,505

Note 4 - Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30,		At December 31,
	2008		2007
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$371,291	28.9%	$318,038	26.8%
Commercial mortgage loans	408,977	31.8%	390,948	32.9%
Construction loans	273,009	21.2%	259,740	21.9%
Commercial and industrial loans	210,452	16.4%	197,851	16.6%
Loans to individuals	21,285	1.7%	21,861	1.8%

Subtotal	1,285,014	100.0%	1,188,438	100.0%

Less: Allowance for loan losses	(17,499)		(14,258)

Net loans	$1,267,515		$1,174,180

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Balance at beginning of period	$14,853	$13,417	$14,258	$13,040

Provision for loan losses	3,530	600	4,455	1,450

Charge-offs	(920)	(371)	(1,424)	(968)
Recoveries	36	31	210	155

Net charge-offs	(884)	(340)	(1,214)	(813)

Balance at end of period	$17,499	$13,677	$17,499	$13,677

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Amounts in thousands)

Nonaccrual loans	$12,796	$2,052	$983
Foreclosed assets	1,414	775	1,244
Total nonperforming assets	$14,210	$2,827	$2,227

Note 4 - Loans (continued)

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. The allowance consists of several components. One component is for loans that are individually classified as impaired and measured under SFAS No. 114 which may result in a need for specific valuation allowances. The other components are for collective loan impairment measured under SFAS No. 5 which generates a general valuation allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of June 30, 2008, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $14.1 million. A corresponding valuation allowance of $1.7 million has been provided for impaired loans with an outstanding balance of $8.1 million. Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits was deemed necessary for the other $6.0 million impaired credits.

Note 5 - Borrowings

The following is a summary of our borrowings at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$50,000	$73,000
Federal funds purchased	54,350	22,100
Term Auction Facility	30,000	-
Repurchase agreements	19,601	22,672
	$153,951	$117,772

Long-term borrowings
FHLB advances	$102,219	$129,522
Term repurchase agreements	100,000	80,000
Jr. subordinated debentures	45,497	45,111
	$247,716	$254,633

Note 6 - Non-Interest Income and Other Non-Interest Expense
The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,475	$1,173	$2,881	$2,224
Income from mortgage banking activities	358	417	842	720
Investment brokerage and trust fees	335	331	706	518
SBIC income and management fees	82	305	(68)	1,542
Loss and net cash settlement on economic hedges	330	(4)	1,374	(9)
Other	518	591	952	950

	$3,098	$2,813	$6,687	$5,945

The major components of other non-interest income are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Postage, printing and office supplies	$242	$197	$437	$382
Telephone and communication	266	201	494	405
Advertising and promotion	299	424	642	675
Data processing and other outsourced services	231	179	424	415
Professional services	442	471	850	839
Other	1,640	1,604	3,075	3,073

	$3,120	$3,076	$5,922	$5,789

Note 7 - Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through June 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the second quarter.

Note 8 - Derivatives

Derivative Financial Instruments

The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program. These transactions involve both credit and market risk. The Company uses derivative instruments to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities. Under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Note 8 - Derivatives (continued)

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense on the hedged asset or liability. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged transaction affects earnings. Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.

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

The Company does not enter into derivative financial instruments for speculative or trading purposes. For derivatives that are economic hedges, but are not designated as hedging instruments or otherwise do not qualify for hedge accounting treatment, all changes in fair value are recognized in non-interest income during the period of change. The net cash settlement on these derivatives is included in non-interest income.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and each counterparty. These collateral levels are based on the credit rating of each counterparty. The Company deals only with primary dealers.

Note 8 - Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	June 30, 2008		December 31, 2007
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated
with borrowing activities	$(380)	$20,000	$(490)	$20,000

Interest rate swaps associated
with deposit taking activities	(9)	10,000	66	40,500

Cash flow hedges
Interest rate options associated
with lending activities	508	25,000	423	25,000

Interest rate options associated
with borrowing activities	43	10,000	-	-

Interest rate swaps associated
with borrowing activities	295	10,000	-	-

Derivatives not designated as accounting hedges
Interest rate options associated
with lending activities	61	25,000	7	50,000

Derivatives not designated as accounting hedges
Interest rate options associated
with borrowing activities	-	-	33	10,000
	$518	$100,000	$39	$145,500

During the three months and six months ended June 30, 2008, the impact of derivative activity was $330 thousand and $1.4 million, respectively, recorded in non-interest income and was $(15) thousand and $394 thousand, respectively, recorded as other comprehensive income (loss). The primary derivative activity during the first six months of 2008 involved the calling of the interest rate swaps that served as a hedge to several of our brokered certificates of deposit.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities was $1.0 million and $3.0 million at June 30, 2008 and December 31, 2007 respectively.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at June 30, 2008.

Note 9 - Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159). The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a three level fair value hierarchy that is fully described below. While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets. At June 30, 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

Note 9 - Fair Values of Assets and Liabilities (continued)

In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•
Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for similar or comparable assets or liabilities.

•
Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$274,931	$375	$274,556	$-
Net Derivatives	518	-	509	9

The table below presents reconciliation for the period of January 1, 2008 to June 30, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs
Net Derivatives
(Dollars in Thousands)
Beginning Balance January 1, 2008	$-
Total realized and unrealized gains or losses:
Included in earnings	9
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance	$9

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

Note 9 - Fair Values of Assets and Liabilities (continued)

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan. At June 30, 2008, loans with a book value of $14.1 million were evaluated for impairment. Of this total, $8.151 million required a specific allowance totaling $1.725 million for a net fair value of $6.426 million. The methods used to determine the fair value of these loans were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired Loans	$6,426	$-	$-	$6,426

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. If interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 1.5%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 3.3%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through June 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the second quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

April 1, 2008 to April 30, 2008	None			641,927
May 1, 2008 to May 1, 2008	None			641,927
June 1, 2008 to June 30, 2008	None			641,927
Total for quarter	-	$-	-

Total repurchases under all programs	1,258,073	$8.93

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on May 28, 2008. Of 17,319,343 shares entitled to vote at the meeting, 13,364,077 shares voted. The following matters were voted on at the meeting:

Proposal 1:  Election of directors. In the election of directors under Proposal 1, the three nominees were elected. Elections were as follows:
Nominee	For	Withheld	Abstain
Don G. Angell	12,813,720	-	550,357
James O. Frye	12,788,778	-	575,299
Lynn L. Lane	12,056,902	-	1,307,175
H. Lee Merritt, Jr.	12,077,808	-	1,286,269

The following directors continue in office after the meeting: F. Scott Bauer, Edward T. Brown, James G. Chrysson, Matthew G. Gallins, Beverly Hubbard Godfrey, W. Samuel Smoak and William G. Ward, Sr., M.D.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 8, 2008	By:	/s/ F. Scott Bauer
F. Scott Bauer Chairman and Chief Executive Officer

Date: August 8, 2008	By:	/s/ James Hastings
James Hastings Executive Vice President and Chief Financial Officer