Form 10-Q
period 2008-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2008-11-07
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008 (the most recent practicable date), the registrant had outstanding 17,370,175 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	September 30, 2008 and December 31, 2007	15

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2008 and 2007	16

	Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended September 30, 2008 and 2007	17

	Consolidated Statement of Changes in Stockholders’ Equity
	Nine Months Ended September 30, 2008	18

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2008 and 2007	19

	Notes to Consolidated Financial Statements	20

Item 2 -	Selected Financial Data	3

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4 -	Controls and Procedures	30

Part II.	Other Information

Item 1-	Legal Proceedings	30

Item 1A -	Risk Factors	30

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6 -	Exhibits	31

Signatures		32

Part I. FINANCIAL INFORMATION

Selected Financial Data

	At or for the Quarter Ended						% of Change Sept 30, 2008 from
	Sept 30,		June 30,		Sept 30,		June 30,	Sept 30,
	2008		2008		2007		2008	2007
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$24,412		$23,727		$25,339		3%	(4)%
Interest expense	12,553		11,947		14,350		5	(13)
Net interest income	11,859		11,780		10,989		1	8
Provision for loan losses	1,350		3,530		575		(62)	135
Net interest income after provision for loan losses	10,509		8,250		10,414		27	1
Non-interest income	2,077		3,098		2,546		(33)	(18)
Non-interest expense	10,204		10,672		10,349		(4)	(1)
Income before income taxes	2,382		676		2,611		252	(9)
Provision for income taxes	754		73		890		933	(15)
Net income	$1,628		$603		$1,721		170	(5)

Net Income Per Share:
Basic	$0.09		$0.03		$0.10
Diluted	0.09		0.03		0.10

Selected Performance Ratios:
Return on average assets	0.36%		0.14%		0.45%
Return on average equity	4.57%		1.68%		4.92%
Net interest margin (1)	2.88%		2.99%		3.16%
Efficiency ratio (2)	73.22%		71.73%		76.46%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.91%		1.00%		0.19%
Nonperforming assets to total assets (3)	0.84%		0.80%		0.20%
Net loan charge-offs to average loans outstanding (annualized)	0.28%		0.28%		0.02%
Allowance for loan losses to period-end loans	1.35%		1.36%		1.23%
Allowance for loan losses to nonperforming loans	1.49	X	1.37	X	6.38	X

Capital Ratios:
Total risk-based capital	10.67%		10.82%		11.64%
Tier 1 risk-based capital	9.34%		9.50%		10.45%
Leverage ratio	7.83%		8.03%		9.13%
Equity to assets ratio	7.94%		8.01%		9.09%

Balance Sheet Data: (End of Period)
Total assets	1,797,861		1,771,705		1,548,731		1	16
Loans	1,323,360		1,285,014		1,158,168		3	14
Deposits	1,262,974		1,217,401		1,033,718		4	22
Short-term borrowings	135,444		153,951		116,139		(12)	17
Long-term borrowings	243,056		247,716		244,170		(2)	-
Stockholders’ equity	142,838		141,890		140,836		1	1

Other Data:
Weighted average shares
Basic	17,369,925		17,354,298		17,584,565
Diluted	17,416,675		17,401,298		17,602,250
Period end outstanding shares	17,370,175		17,370,175		17,520,829

Number of banking offices	22		22		22
Number of full-time equivalent employees	334		353		349

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

Recent Industry Developments

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•
The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;
•
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

o
Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

o
Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

We have made application to participate in the TARP Capital Purchase Program up to $42.8 million in preferred stock.  We will participate in the TLGP’s enhanced deposit insurance program and will not opt out of the TLGP guarantee of unsecured debt, although we have no current plans to issue any unsecured debt at this time.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Summary of Third Quarter

Total assets grew $26.2 million or 1.5% during the third quarter of 2008 driven by an increase in loans of $38.3 million or 3.0% while cash and due from banks decreased $10.1 million or 26.9% and investment securities decreased $3.2 million or 1.0% to end the period at $1.80 billion. Commercial mortgage loans, which amount to $415.6 million or 31.4% of gross loans at September 30, 2008, continue to comprise the largest segment of the loan portfolio and grew $6.7 million or 1.6% for the quarter. Commercial and industrial loans experienced the most growth during the quarter increasing $16.3 million or 7.7% and comprised 17.1% of the total loan portfolio. Residential mortgage loan growth slowed during the third quarter compared to the first two quarters while increasing $10.7 million. Of the $10.7 million increase in the residential mortgage loan segment, financing for 1-4 family residences increased $7.7 million, financing of land and building lots increased $2.5 million, and home equity loans increased $0.5 million. Construction loans increased slightly by $5.9 million or 2.2% to $278.9 million or 21.1% of total gross loans as building activity in the market area remained slow. The net decreases in investment securities activity on a linked quarter basis with $8.0 million in purchases and $11.2 million in maturities and calls provided funding for loan growth along with the increase in deposits. Total deposits were $1.26 billion at quarter end, an increase of $45.6 million or 3.7% from the prior quarter-end. Time deposits increased $91.4 million or 16.9% as wholesale funding grew $63.8 million and customer time deposits increased $27.6 million. This increase in time deposits was offset by a decrease of $45.8 million or 6.8% in non-maturity deposits. Borrowings decreased $23.2 million or 5.8% from the prior quarter end with short term and long term borrowings decreasing $18.5 million and $4.7 million, respectively. The decrease in borrowings was offset by an increase in brokered certificates of deposit.

Net interest income increased $79 thousand or 0.7% for the third quarter compared to the second quarter. Interest rates remained unchanged during the third quarter following four cuts by the Federal Reserve totaling 225 basis points in the Federal Funds rate during the first two quarters. An additional 50 basis point reduction was announced by the Federal Reserve shortly after the end of the third quarter which will affect net interest income in the fourth quarter and going forward. Interest income increased $685 thousand or 2.9% as the impact of loan growth for the quarter exceeded the reduction in market interest rates on variable rate loans. Interest expense increased $606 thousand or 5.1% as time deposits increased while lower rate non-maturity deposits decreased during the quarter. The net interest margin declined 11 basis points to 2.88% compared to 2.99% for the linked quarter and decreased 28 basis points when compared to 3.16% for the third quarter of 2007. Included in the 11 basis point reduction was a 9 basis point impact of lost interest income from terminated derivative contracts discussed below.

The Company decreased its provision for loan losses to $1.4 million for the quarter compared with $3.5 million for the second quarter of 2008 and $575 thousand for the third quarter of 2007. This significantly lower provision level resulted as fewer loans were identified as nonperforming loans during the third quarter while the loss exposure still primarily centered in the residential construction and development lending portfolio. Based on the challenges we are seeing in residential construction and development we continued our proactive approach to credit risk management. Nonperforming loans decreased to $12.0 million or 0.91% of loans at September 30, 2008 from $12.8 million or 1.00% of loans at June 30, 2008 compared to $2.2 million or 0.19% of loans at September 30, 2007. Nonperforming assets increased to $15.1 million or 0.84% of total assets at September 30, 2008 compared to $3.2 million or 0.20% of total assets at September 30, 2007. Net charge-offs remained unchanged from the second quarter at 0.28% (annualized) of average loans and 0.02% of average loans for the third quarter 2007. The increases in net charge-offs, nonperforming loans and nonperforming assets are predominately related to residential construction and development lending. The allowance for loan losses of $17.9 million at September 30, 2008 represented 1.35% of total loans and 1.49 times nonperforming loans at current quarter-end compared with 1.36% of total loans and 1.37 times nonperforming loans at June 30, 2008. We believe the allowance is adequate for losses inherent in the loan portfolio at September 30, 2008.

Non-interest income was $2.1 million during the third quarter of 2008, compared to $3.1 million for the prior quarter and $2.5 million for the third quarter of 2007. The decrease in the non-interest income in the current quarter was attributable primarily to a nonrecurring $440 thousand loss on certain derivative contracts compared to gains from derivative activity of $330 thousand in the second quarter. The nonrecurring loss was related to the value of certain derivative positions on our balance sheet where collectibility remains in doubt due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts. In addition, Lehman Brothers currently holds $1 million of the Company’s U.S. Government Agency investment securities as collateral as a part of these derivative agreements. The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral. We expect to fully recover the investment securities held as collateral (see Note 8 to the Financial Statements for further discussion). Income from our small business investment company (SBIC) activities decreased in the third quarter to $39 thousand compared to $82 thousand in the second quarter. Income from our SBIC activities will vary as the gains and losses from investments are recognized. Non-interest income also improved in the current quarter by $16 thousand from service charges on deposit accounts, while income from wealth management decreased $50 thousand and mortgage banking income decreased $139 thousand based on lower transaction volumes.

Non-interest expense of $10.2 million in the third quarter of 2008 decreased $468 thousand or 4.4% from the prior quarter and decreased by $145 thousand or 1.4% compared with the $10.3 million reported in the year ago period. This decrease from the second quarter of 2008 is the result of continued cost control efforts as all major categories of non-interest expense decreased and the Company continued to realize increased efficiencies from prior investments in its infrastructure. This reduction in expense is reflected in the decrease in the ratio of non-interest expenses to average assets from 2.69% for the third quarter of 2007 to 2.47% for the second quarter of 2008 to 2.27% for the current quarter.

On October 24, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on October 22, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on November 28, 2008 to shareholders of record as of the close of business on November 14, 2008. This cash dividend is the fifteenth consecutive quarterly cash dividend, following two annual cash dividends. The Company’s first cash dividend was paid in March 2004.

Financial Condition at September 30, 2008 and December 31, 2007

During the nine month period ending September 30, 2008, total assets increased by $228.7 million, or 13.5%, to $1.80 billion. The Company’s balance sheet management for the quarter and year to date emphasized maintaining an adequate allowance for loan losses, maintaining adequate liquidity and keeping capital ratios in excess of the well capitalized threshold as defined by regulatory authorities. The allowance for loan losses was 1.35% of period end loans compared to 1.36% at the prior quarter end and 1.20% at the prior year end. The allowance was increased with a year to date provision of $5.8 million while net charge-offs totaled $2.1 million. Liquidity was maintained by growing the investment portfolio by $84.2 million or 28.4% over year-end levels, and funding the $228.7 million balance sheet growth with $217.7 million in total deposits and $6.1 million in borrowings. The deposit growth was due primarily to brokered deposits which increased $174.6 million from year end.

In the loan portfolio, commercial mortgage loans, which total $415.6 million or 31.4% of gross loans, continue to comprise the largest segment with year to date growth of $24.7 million or 6.3%. Loans secured by residential mortgages, which total $382.0 million or 28.9% of gross loans, experienced the most growth during the nine month period increasing by $64.0 million or 20.1%. The construction segment of the portfolio increased $19.2 million to end the period at $278.9 million, or 21.1% of gross loans. Commercial and industrial lending grew $28.9 million to $226.7 million at September 30, 2008 or 17.1% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth. While customer deposits continue to be our primary funding source, asset growth during the nine month period was financed principally by wholesale funding. At September 30, 2008, deposits totaled $1.26 billion, an increase of $217.7 million or 20.8% from year-end 2007. Brokered certificates of deposit accounted for the majority of the deposit growth during the period, increasing $174.6 million or 134.4% since December 31, 2007. Our continued emphasis on growing local deposits netted an increase in non-maturity deposits of $23.6 million or 3.9% during the nine month period while customer time deposits grew $20.6 million or 11.9%.

Although our capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines, we are exploring alternatives for raising additional capital to expand our balance sheet capacity for anticipated growth including the new programs recently announced by the federal government and the FDIC. We have filed an application to participate in the United States Treasury’s Capital Purchase Program (CPP) to the maximum amount available to us, which would be approximately $43.0 million in preferred stock. Under the Treasury’s CPP, approved banks will issue non-voting cumulative preferred stock to the Treasury which will qualify as Tier 1 capital. The dividend on this preferred stock is payable quarterly at an annualized rate of 5% for the first five years and 9% thereafter. The issuer may redeem this preferred stock after three years at par plus any accrued interest. Until the third anniversary of the preferred stock, the issuer needs Treasury consent to increase common stock dividends or to conduct share repurchases of common stock or junior preferred stock. The Treasury will also receive warrants to purchase common shares having an aggregate market value equal to 15% of the preferred stock issued. These warrants will have a term of 10 years and a strike price based on the average price of the issuer’s common stock for the 20 trading days prior to the consummation of this transaction. These warrants are transferable by the Treasury. At September 30, 2008, our stockholders’ equity totaled $142.8 million, an increase of $499 thousand compared to December 31, 2007. Current period earnings were offset by a reduction of $1.4 million in the market value of available for sale securities along with the payment of cash dividends of $2.1 million and the repurchase of 133,175 shares of our outstanding common stock during the first quarter at a cost of $942 thousand with no repurchases during the second or third quarter.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net Income. Net income for the three months ended September 30, 2008 was $1.6 million, a decrease of $93 thousand, or 5.4%, from the same three month period in 2007. Net income per share was $0.09 for both basic and diluted for the three months ended September 30, 2008 as compared with $0.10 basic and diluted for the same period in 2007. Net interest income for the third quarter of 2008 was $11.9 million, up $870 thousand, or 7.9% compared with the third quarter 2007, due to continued strong loan growth, which was offset by compression of the net interest margin as the Bank adjusted to rate changes by the Federal Reserve. The net interest margin of 2.88% declined 28 basis points from the year ago period and decreased 11 basis points on a linked quarter basis. Non-interest income was $2.1 million during the third quarter of 2008, which represents a decrease of 18.4% from non-interest income of $2.5 million reported in the comparable period in 2007. The primary factor for the decrease was a $440 thousand loss being recognized in connection with Lehman Brothers derivative activity in the current quarter (as discussed above) compared to a gain of $69 thousand in the third quarter of 2007. Our small business investment company (SBIC) affiliate recognized a gain of $39 thousand compared to a gain of $167 thousand in the third quarter of 2007. Non-interest expense decreased $145 thousand, or 1.4% compared with the same quarter a year ago. Salaries and employee benefits increased $268 thousand while occupancy and equipment and other non-interest expense decreased $262 thousand and $151 thousand respectively. On a linked quarter basis, non-interest expense decreased 4.4%.

Net Interest Income. During the three months ended September 30, 2008, our net interest income was $11.9 million, an increase of $870 thousand or 7.9% over the third quarter 2007. The reduction in interest expense from repricing of deposits exceeded the decrease in interest income from declining yields on variable rate and fixed rate loans and the partially offsetting impact of continued strong loan demand. Net interest income for the quarter was also affected by derivative activity as $201 thousand in interest income was lost from the termination of certain derivative contracts. While claims have been filed to recoup lost income from Lehman Brothers who defaulted on the contracts and are now in bankruptcy, there is no assurance that these funds will be received in the future. Net interest income was further impacted by an $80 thousand reduction in dividends received from the Federal Home Loan Bank as they followed a nationwide industry trend to preserve capital.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets. During the third quarter, the Federal Reserve did not continue their trend of reducing the Federal Funds rate which they began in the third quarter of 2007 leaving the Federal Funds rate unchanged for the quarter. The Federal Reserve resumed their trend with two 50 basis point reductions announced early in the fourth quarter of 2008 in response to the weakening financial condition throughout the financial sector worldwide. The total reduction in the Federal Funds rate from the third quarter of 2007 through the recently announced reductions in the fourth quarter of 2008 is 425 basis points. These Federal Reserve actions resulted in comparable reductions in the prime rate index to which the majority of the Bank’s variable rate loans are priced. Prior to the change in the Federal Funds rate in September 2007, the rate had remained constant since June 2006. The loan portfolio is structured with approximately 43% of loans with fixed rates, which will not be immediately affected by the change, and 57% with variable rates which will reprice as the applicable rate changes. At quarter end, approximately 72% of the variable rate loans were tied to prime while 28% were tied to LIBOR or another index. The loans tied to prime are generally repriced at the time of the change while the loans tied to LIBOR reprice based on terms of the loan. Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature. The average yield on interest-earning assets in the third quarter of 2008 decreased 135 basis points to 5.93% compared to the third quarter 2007. The lower interest rate environment has also impacted our funding costs. Our cost of average interest bearing liabilities for the third quarter of 2008 decreased 125 basis points to 3.27% compared to the third quarter of 2007. For the third quarter 2008, our net interest margin of 2.88%, decreased from 3.15% for the fourth quarter of 2007 and decreased from 3.16% from the third quarter of 2007 while it decreased 11 basis points from the end of the second quarter. The effect of the Federal Reserve actions subsequent to the end of the third quarter of 2008 and the applicable repricing of loans, deposits, and borrowings will be reflected in the net interest income in future quarters. We expect that competition for deposits and the rates paid to acquire them will continue to present challenges to net interest margin improvement.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,315,983	$20,597	6.23%	$1,131,060	$22,309	7.83%
Investment securities available for sale	276,927	3,317	4.77%	183,626	2,208	4.77%
Investment securities held to maturity	41,350	487	4.69%	63,642	781	4.87%
Federal funds sold	2,144	11	1.97%	2,951	41	5.51%

Total interest earning assets	1,636,404	24,412	5.93%	1,381,279	25,339	7.28%
Other assets	153,190			142,643
Total assets	$1,789,594			$1,523,922

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$535,176	$3,147	2.34%	$446,844	$4,079	3.62%
Time deposits greater than $100K	133,701	1,392	4.14%	161,474	1,918	4.71%
Other time deposits	460,773	4,314	3.72%	310,135	3,934	5.03%
Short-term borrowings	98,833	903	3.63%	117,466	1,388	4.69%
Long-term borrowings	298,833	2,797	3.72%	222,762	3,031	5.40%

Total interest bearing liabilities	1,527,316	12,553	3.27%	1,258,681	14,350	4.52%

Demand deposits	105,556			111,351
Other liabilities	14,876			15,052
Stockholders' equity	141,846			138,838

Total liabilities and stockholders' equity	$1,789,594			$1,523,922

Net interest income and net interest spread		$11,859	2.67%		$10,989	2.75%
Net interest margin			2.88%			3.16%
Ratio of average interest-earning assets
to average interest-bearing liabilities	107.14%			109.74%

Provision for Loan Losses. The Company recorded a $1.4 million provision for loan losses for the quarter ended September 30, 2008, representing an increase of $775 thousand from the $575 thousand provision for the third quarter of 2007. The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans. While the third quarter provision is substantially less than the second quarter, the Company continues to focus on nonperforming loans and certain loans identified as impaired and other specific loans currently identified with a greater than normal risk based on the current economic conditions. Additional amounts are required to be added to the allowance for specific loans that are within the guidelines of SFAS 114 as well as additional amounts to properly recognize the loss potential inherent in riskier segments of the loan portfolio, particularly the residential construction and development loan segment. The provision was also impacted by loan portfolio growth of $38.3 million during the third quarter. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.28% for the quarter ended September 30, 2008, compared with 0.02% for the quarter ended September 30, 2007.

Non-Interest Income. For the three months ended September 30, 2008, non-interest income decreased $469 thousand or 18.4% to $2.1 million from $2.5 million for the same period in the prior year. The decrease was primarily the result of a $440 thousand loss being recognized in connection with economic hedges in the current quarter compared to a gain of $69 thousand in the third quarter of 2007. During the third quarter of 2008, Lehman Brothers, the counterparty for two economic hedges became insolvent and unable to comply with the terms of the hedges thereby causing a termination of these derivative contracts by their technical default. The Company was “in the money” on these contracts creating an asset whose collectibility was in doubt and therefore was written off creating the $440 thousand loss. See Note 8 to the Financial Statements for a further discussion on derivatives. Service charges and fees on deposit accounts of $1.5 million were up $225 thousand or 17.8% from the third quarter of 2007, and were up $16 thousand on a linked quarter basis. Our small business investment company (SBIC) affiliate recognized a gain of $39 thousand in the third quarter of 2008 compared to a gain of $167 thousand in the third quarter of 2007. This decrease was due to current losses on companies in which the SBIC had invested. Income from SBIC activities will vary as the gains and losses from these investments are recognized. Income from mortgage banking activities of $219 thousand for the current quarter was down $79 thousand, or 26.5%, compared to the third quarter of 2007 and $139 thousand or 38.8% on a linked quarter basis as mortgage origination volumes and loan sales decreased due to the current economic slow down. Investment brokerage and trust fees also decreased to $285 thousand compared to $334 thousand in the third quarter of 2007. The decrease in income resulted from lower transaction volumes due to economic uncertainty and the declining stock market.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth. From 1998 forward through the current three month period, we have consistently maintained our ratio of non-interest expense to average total assets below 3.0%. During 2008 our growth has slowed and our investment in efficiencies in prior years was realized through reductions in other than personnel related components of non-interest expense. For the three months ended September 30, 2008, our non-interest expense decreased $145 thousand or 1.4% over the same period in 2007. The only major component to increase during the period were salaries and related employee benefits which were $5.5 million in the current quarter compared to $5.3 million in the third quarter of 2007. On a linked quarter basis, cost control efforts were realized as non-interest expense decreased in every major category totaling $468 thousand or 4.4% from the second quarter.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.7% for the three months ended September 30, 2008 and 34.1% for the three months ended September 30, 2007. The relatively higher proportion of tax-exempt earnings to total earnings in the third quarter produced the lower than normal effective income tax rate. Nontaxable interest income continued to increase during the third quarter due to the impact of an additional investment of $10 million in Bank Owned Life Insurance (BOLI) during the second quarter of 2008.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Net Income. Our net income for the nine months ended September 30, 2008 was $4.3 million, compared to $5.7 million for the nine months ended September 30, 2007. Net interest income increased $2.1 million or 6.5% compared to the nine month period of the prior year. The impact of Federal Reserve reductions of 325 basis points in short term interest rates, and the lag in the timing of this magnitude of market interest rate change affecting the Bank’s interest bearing liabilities contributed to the 26 basis point compression of our net interest margin to 2.95% for the nine month period of 2008, from 3.21% recorded for the nine months ended September 30, 2007. The provision for loan loss increased $3.8 million or 186.7% compared to the prior year. The amount of the provision for the third quarter 2008 decreased following a substantial increase in the second quarter 2008. Non-interest income increased $273 thousand or 3.2% compared to the prior nine month period with increases in income achieved in all areas (as presented in Note 6 to the Financial Statements) except for SBIC income with the most notable increases related to service charges and income related to derivative activity. Non-interest expense increased $1.0 million or 3.4% compared with the same period a year ago. The increase in non-interest expense was primarily the result of increases in salaries and related employee benefits expense. Decreases were realized in occupancy, equipment and other non-interest expense due to cost control efforts.

Net Interest Income. During the nine months ended September 30, 2008, our net interest income totaled $34.6 million, an increase of $2.1 million or 6.5% over the $32.5 million for the same nine month period in 2007. Net interest income benefited from strong growth in average earning assets. Due to strong loan demand, our level of average earning assets has increased $214.3 million or 15.8% to $1.57 billion from $1.36 billion for the nine months ended September 2007. Between September 2007 and September 2008 the Federal Reserve decreased the targeted Federal Funds rate seven times for a total of 325 basis points with variable loan rates tied to prime adjusting accordingly. Our average yield on interest-earning assets decreased 109 basis points to 6.17% compared to the same period in 2007. Declining rates have also impacted our funding costs for the first nine months of 2008, as funding costs decreased 96 basis points to 3.47% from 4.43% for the comparable period a year ago. Average interest bearing liabilities increased $219.5 million or 17.7% to $1.46 billion from $1.24 billion for the nine month period ended September 2007. For the nine months ended September 30, 2008, our net interest spread was 2.70% compared to 2.82% for the comparable prior year period while our net interest margin was 2.95% compared to 3.21%. Net interest income in the third quarter of 2008 decreased $201 thousand from lost benefit from the termination of certain derivative contracts and $80 thousand from reduced dividends from the Federal Home Loan Bank.

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

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,264,744	$61,656	6.51%	$1,093,693	$64,212	7.85%
Investment securities available for sale	250,739	9,038	4.81%	180,512	6,691	4.96%
Investment securities held to maturity	51,293	1,726	4.49%	76,013	2,452	4.31%
Federal funds sold	2,530	43	2.29%	4,812	183	5.08%

Total interest earning assets	1,569,306	72,464	6.17%	1,355,030	73,538	7.26%
Other assets	148,051			143,280
Total assets	$1,717,357			$1,498,310

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$520,183	$9,423	2.42%	$427,804	$11,163	3.49%
Time deposits greater than $100K	134,409	5,214	5.18%	166,087	5,947	4.79%
Other time deposits	404,472	12,027	3.97%	330,826	11,956	4.83%
Short-term borrowings	135,444	3,078	3.04%	107,989	3,305	4.09%
Long-term borrowings	262,340	8,081	4.11%	204,692	8,638	5.64%

Total interest bearing liabilities	1,456,848	37,823	3.47%	1,237,398	41,009	4.43%

Demand deposits	104,788			108,335
Other liabilities	12,921			14,483
Stockholders' equity	142,800			138,094

Total liabilities and stockholders' equity	$1,717,357			$1,498,310

Net interest income and net interest spread		$34,641	2.70%		$32,529	2.82%
Net interest margin			2.95%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.72%			109.51%

Provision for Loan Losses. The Company recorded a $5.8 million provision for loan losses for the nine months ended September 30, 2008, representing an increase of $3.8 million from the $2.0 million provision for the comparable period of 2007. The level of provision for the nine months is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as defined by SFAS 114. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.23% for the period ended September 30, 2008, compared with 0.11% for the period ended September 30, 2007.

Non-Interest Income. For the nine months ended September 30, 2008, the Company reported non-interest income of $8.8 million compared to $8.5 million for the first nine months of 2007. See Note 6 to the Financial Statements for a summary of the components of non-interest income. Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered certificates of deposit and believes these swaps have been effective as economic hedges. Due to the decline in market interest rates over the last nine months, all of the brokered certificates of deposit and the related derivatives were called during the first six months of 2008. As these derivatives and the related brokered deposits were called prior to maturity, a gain was recognized in non-interest income which totaled $1.4 million for the first six months of 2008. During the third quarter, Lehman Brothers, the counterparty for two economic hedges became insolvent and unable to comply with the terms of the hedges thereby causing a termination of these derivative contracts by their technical default. The Company was “in the money” on these contracts creating an asset whose collectibility was in doubt and therefore was written off creating the $440 thousand loss. The loss in the third quarter offset the gain in the first two quarters resulting in a cumulative year-to-date gain of $934 million from economic hedge activity compared to a $60 thousand gain for the same period in 2007. The loss for the first nine months of 2008 from our SBIC investment was $29 thousand compared to a gain of $1.7 million in 2007. This investment was profitable in the second and third quarters with combined earnings of $121 thousand following a loss of $150 thousand in the first quarter. Income from SBIC activities will vary as the gains and losses from these investments are realized. Service charges on deposit accounts for the nine month period in 2008 increased to $4.4 million, up $882 thousand, or 25.3% over the same period a year ago. We expect a continued positive trend in service charge fee income in the future as we continue to expand our non-maturity deposit base. Improvement was also realized in other areas during the first three quarters of 2008 as mortgage banking income was up $43 thousand or 4.2%, and investment brokerage and trust fees were up $139 thousand or 16.3% from the year ago period. Despite the year-over-year improvement in wealth management income and income from mortgage banking, these revenue sources have experienced a negative trend in the third quarter of 2008 with lower transaction volumes. Non-interest income for the first nine months 2007 also contained a one-time $152 thousand gain on the sale of bank property which did not recur in 2008.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth. As our franchise expansion slowed during the first nine months of 2008, the rate of increase in non-interest expense also decreased. For the nine months ended September 30, 2008, our non-interest expense increased $1.0 million or 3.4% over the same period in 2007. Salaries and employee benefit expense increased $1.2 million or 7.6% due to normal salary increases, minimal staff increases and related employee benefit cost. Occupancy and equipment expense decreased $158 thousand or 2.7% as the depreciation expense cost recognized for facilities and equipment has moderated. For the nine months ended September 30, 2008, on an annualized basis, our ratio of non-interest expenses to average total assets decreased to 2.45% as compared with 2.71% for the same nine months in 2007.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.3% for the nine months ended September 30, 2008 and 34.0% for the nine months ended September 30, 2007, reflective of different levels of tax-exempt earnings. This rate was affected by lower taxable income and increased nontaxable income from an additional $10 million investment in BOLI during the second quarter of 2008.

Liquidity and Capital Resources

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and sufficient levels of capital resources to generate appropriate earnings and to maintain a consistent dividend policy.

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

Investment securities totaled $313.1 million at September 30, 2008, an increase of $84.2 million from $228.9 million at December 31, 2007. We believe our liquidity is adequate to fund expected loan demand with current deposit and borrowing sources. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $121.0 million. Another source of liquidity utilized for the first time during the second quarter of 2008 was the Term Auction Facility (TAF) processed through the Federal Reserve Bank. As of September 30, 2008, the Company had $30.0 million outstanding with the TAF. These borrowings are collateralized with various assets pledged to the Federal Reserve in the normal course of business. We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $448.4 million as of September 30, 2008, which is limited to our lendable collateral value of $174.9 million. FHLB borrowings were $164.2 million and $212.6 million at September 30, 2008 and 2007, respectively. At September 30, 2008, we had $90.0 million in the form of term repurchase agreements with maturities from one year to five years which increased $10.0 million since year-end and $25.0 million from the third quarter of 2007. We have repurchase lines of credit aggregating $150.0 million from various institutions, which must be adequately collateralized. We also had short-term repurchase agreements with total outstanding balances of $28.4 million and $22.7 million at September 30, 2008 and December 31, 2007, respectively. Of the $28.4 million at quarter end, $18.4 million were done as accommodations for our deposit customers with the remaining $10.0 million being repurchase agreements with a maturity of less than a year. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations. At September 30, 2008, our total outstanding commitments to extend credit were $342.3 million consisting of loan commitments of $214.2 million, amounts available under home equity credit lines of $103.7 million, letters of credit of $8.2 million and other credit lines of $16.2 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our history, our loan demand has exceeded our growth in core deposits. We have therefore relied heavily on certificates of deposit as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposit to diversify and supplement our deposit base. In recent years, the Bank has emphasized initiatives to increase demand deposits and other core deposit accounts to improve our funding mix. This emphasis continued in the first three quarters of 2008 with the introduction of the ME account, which pays a higher rate of interest for qualifying transaction accounts, the new Masternote account for business customers and higher rates for certain money market accounts. As a result of those initiatives and normal growth, non-maturity deposits increased $23.6 million or 3.9% at the end of the third quarter compared to the prior year end. Certificates of deposit represented 50.2% of our total deposits at September 30, 2008, an increase from 42.1% at December 31, 2007. Time deposits of $100 thousand or more totaled $133.5 million and $134.8 million at September 30, 2008 and December 31, 2007, respectively. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will also determine their continued retention.

At September 30, 2008, our leverage ratio (Tier I capital to average quarterly assets) of 7.8% and risk-based capitals ratios exceeded the minimums established for a well capitalized bank by regulatory measures. Our Tier I risk-based and total risk-based capital ratios at September 30, 2008 were 9.3% and 10.67%, respectively. We have filed an application to participated in the United States Treasury’s Capital Purchase Program (CPP) up to the maximum amount available to us, which would be approximately $43 million in preferred stock. (See the discussion above for further details on the CPP.)

Goodwill amounted to $49.8 million at September 30, 2008. Under purchase accounting, goodwill may become impaired under certain conditions. With the recent decline in our stock price, we performed an in-depth review of our goodwill to test for impairment. Based on this internally prepared analysis, we concluded that we do not have impairment as of September 30, 2008. This conclusion is dependent on our future earnings and capital projections which we intend to review periodically.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through September 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the second or third quarter.

On October 24, 2008, Southern Community Financial Corporation announced that its Board of Directors, at their regular meeting on October 22, 2008, declared a quarterly cash dividend of four cents ($0.04) per share on the Company’s common stock. The dividend is payable on November 28, 2008, to shareholders of record as of the close of business on November 14, 2008. This cash dividend is the fifteenth consecutive quarterly dividend, following two annual dividends.

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

Nonperforming assets increased to $15.1 million or 0.84% of assets at September 30, 2008, compared to $2.8 million or 0.18% of assets at December 31, 2007. (For a summary of nonperforming assets, see Note 4 to the Financial Statements.) Nonperforming loans decreased to $12.0 million or 0.91% of total loans at September 30, 2008 from $12.8 million or 1.00% of loans at June 30, 2008 and increased from $2.1 million or 0.17% of loans at December 31, 2007. Nonaccrual loans of $12.0 million decreased by $0.8 million during the third quarter 2008 from $12.8 million at June 30, 2008. At September 30, 2008, the largest nonaccrual loan relationship with any one borrower was $2.9 million with the average balance for the fifty-nine nonaccrual loans being $204 thousand. The majority of nonperforming loans, nonperforming assets and net charge-offs during the third quarter of 2008 were residential construction and development related businesses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets. At September 30, 2008, foreclosed assets totaled $3.1 million or 0.17% of total assets, and consisted of nineteen properties compared to $775 thousand or 0.05% of total assets, and seven properties at December 31, 2007. Foreclosed assets included $2.8 million in construction and land development and $308 thousand in 1-4 family residential properties and improved land. The largest dollar value of a foreclosed property at September 30, 2008, was $655 thousand compared to $319 thousand December 31 2007. We have reviewed recent valuations of these properties and believe that the properties are currently recorded at their fair value, less costs to sell.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the provisions for loan losses. The provision for loan losses increased to $1.4 million for the third quarter of 2008 as compared to $575 thousand for the same period last year. This significantly higher provision and resultant allowance level was precipitated by the increase in our nonperforming loans and the potential loss exposure primarily centered in the $162.6 million residential construction and development lending portfolio. As discussed above, loans identified as impaired under SFAS 114 are evaluated when determining the required provision for the total loan loss allowance. At September 30, 2008, $14.8 million of loans were considered impaired, of which $8.3 million required a specific allowance of $1.6 million. This compared to $14.1 million in impaired loans of $8.2 million required an allowance of $1.7 million at June 30, 2008. Loan growth of $38.3 million during the quarter also was a factor in the increased provision. The allowance for loan losses at September 30, 2008 was $17.9 million and represented 1.35% of total loans and 1.49 times nonperforming loans. At September 30, 2007, the allowance was $14.2 million which represented 1.23% of total loans and 6.38 times nonperforming loans. The Company believes that the allowance is adequate for losses inherent in our loan portfolio at September 30, 2008.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	December 31,
	2008	2007 *

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$27,453	$31,905
Federal funds sold	2,605	2,250
Investment securities
Available for sale, at fair value	271,798	159,121
Held to maturity, at amortized cost	41,315	69,812

Loans held for sale	920	1,929

Loans	1,323,360	1,188,438
Allowance for loan losses	(17,929)	(14,258)
Net Loans	1,305,431	1,174,180

Premises and equipment, net	39,264	38,997
Goodwill	49,792	49,792
Other assets	59,283	41,196

Total Assets	$1,797,861	$1,569,182
Liabilities and Stockholders’ Equity
Deposits
Demand	$104,988	$109,895
Money market, NOW and savings	523,949	495,448
Time	634,037	439,894
Total Deposits	1,262,974	1,045,237

Short-term borrowings	135,444	117,772
Long-term borrowings	243,056	254,633
Other liabilities	13,549	9,201

Total Liabilities	1,655,023	1,426,843

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none
issued or outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 17,370,175 shares at September 30, 2008
and 17,399,882 shares at December 31, 2007	118,673	119,101
Retained earnings	24,276	22,198
Accumulated other comprehensive income (loss)	(111)	1,040
Total Stockholders’ Equity	142,838	142,339

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,797,861	$1,569,182

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$20,597	$22,309	$61,656	$64,212
Investment securities available for sale	3,317	2,208	9,039	6,691
Investment securities held to maturity	487	781	1,726	2,452
Federal funds sold	11	41	43	183

Total Interest Income	24,412	25,339	72,464	73,538
Interest Expense
Money market, NOW and savings deposits	3,147	4,079	9,423	11,163
Time deposits	5,706	5,852	17,241	17,903
Borrowings	3,700	4,419	11,159	11,943

Total Interest Expense	12,553	14,350	37,823	41,009

Net Interest Income	11,859	10,989	34,641	32,529

Provision for Loan Losses	1,350	575	5,805	2,025

Net Interest Income After Provision for Loan Losses	10,509	10,414	28,836	30,504

Non-Interest Income	2,077	2,546	8,764	8,491

Non-Interest Expense
Salaries and employee benefits	5,535	5,267	16,950	15,751
Occupancy and equipment	1,854	2,116	5,749	5,907
Other	2,815	2,966	8,737	8,755

Total Non-Interest Expense	10,204	10,349	31,436	30,413

Income Before Income Taxes	2,382	2,611	6,164	8,582

Income Tax Expense	754	890	1,868	2,921

Net Income	$1,628	$1,721	$4,296	$5,661
Net Income Per Common Share
Basic	$0.09	$0.10	$0.25	$0.32
Diluted	0.09	0.10	0.25	0.32

Weighted Average Common Shares Outstanding
Basic	17,369,925	17,584,565	17,361,257	17,532,813
Diluted	17,416,675	17,602,250	17,406,558	17,603,525

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(Amounts in thousands)

Net income	$1,628	$1,721	$4,296	$5,661

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	(57)	2,304	(2,291)	862
Tax effect	22	(888)	883	(332)
Net of tax amount	(35)	1,416	(1,408)	530

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	632	174	998	46
Tax effect	(243)	(67)	(386)	(18)
Loss due to counterparty default	(404)	-	(404)	-
Reclassification of losses recognized in net income	50	14	78	42
Tax effect	(19)	(5)	(29)	(15)
Net of tax amount	16	116	257	55

Total other comprehensive income (loss)	(19)	1,532	(1,151)	585

Comprehensive income	$1,609	$3,253	$3,145	$6,246

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
	Shares	Amount	Retained Earnings	Comprehensive Income (loss)	Stockholders' Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2007	17,399,882	$119,101	$22,198	$1,040	$142,339
Net income	-	-	4,296		4,296
Other comprehensive loss, net of tax	-	-	-	(1,151)	(1,151)
Common shares repurchased	(133,175)	(942)	-	-	(942)
Stock options exercised including income tax benefit of $51	103,468	408	-	-	408
Stock-based compensation	-	106	-	-	106
Cumulative effect of accounting method change	-	-	(132)	-	(132)
Cash dividends of $0.12 per share	-	-	(2,086)	-	(2,086)

Balance at September 30, 2008	17,370,175	$118,673	$24,276	$(111)	$142,838

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$4,296	$5,661
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,885	2,936
Provision for loan losses	5,805	2,025
Stock based compensation	106	78
Net increase in cash surrender value of life insurance	(648)	(459)
Realized (gain) loss on sale of premises and equipment	32	(119)
Gain on economic hedges	(934)	(60)
Deferred income taxes	874	(701)
Realized (gain) loss on sale of foreclosed assets	51	(58)
Changes in assets and liabilities:
Increase in other assets	(7,690)	(3,883)
Increase in other liabilities	5,407	3,622
Total Adjustments	5,888	3,381

Net Cash Provided by Operating Activities	10,184	9,042

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(355)	363
Purchase of:
Available for sale investment securities	(158,189)	(16,354)
Held to maturity investment securities	-	(1,719)
Proceeds from maturities and calls of:
Available for sale investment securities	43,190	14,983
Held to maturity investment securities	28,487	12,161
Net increase in loans	(136,047)	(125,625)
Purchases of premises and equipment	(2,943)	(1,214)
Proceeds from disposal of premises and equipment	8	6
Proceeds from sale of foreclosed assets	767	989
Purchase of bank-owned life insurance	(10,000)	-

Net Cash Used by Investing Activities	(235,082)	(116,410)

Cash Flows from Financing Activities
Net increase in demand deposits	23,594	88,211
Net increase (decrease) in time deposits	194,143	(79,075)
Net increase in short-term borrowings	17,672	23,391
Proceeds from long-term borrowings	50,000	110,000
Repayment of long-term borrowings	(62,343)	(38,379)
Net proceeds from the issuance of common stock	408	1,726
Common stock repurchased	(942)	(1,419)
Cash dividends paid	(2,086)	(2,020)

Net Cash Provided by Financing Activities	220,446	102,435

Net Decrease in Cash and Due From Banks	(4,452)	(4,933)
Cash and Due From Banks, Beginning of Period	31,905	29,160

Cash and Due From Banks, End of Period	$27,453	$24,227

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities. The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used. Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments. This statement is effective for the Company’s financial statements issued for the years beginning after November 15, 2008 with early adoption encouraged. The Company is in the process of evaluating the impact of the adoption of SFAS 161.

Note 1 – Basis of Presentation (continued)

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, establishes the framework and sources of accounting principles for determining the appropriate principles to be used when preparing financial statements in conformity with generally accepted accounting principles in the United States. This statement is effective following SEC approval and will not have a material effect on the Company’s financial statements.

Note 2 – Net Income Per Share

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended		Nine Months Ended
	Sepember 30,		Sepember 30,
	2008	2007	2008	2007

Weighted average number of common shares used in computing basic net income per share	17,369,925	17,584,565	17,361,257	17,532,813

Effect of dilutive stock options	46,750	17,685	45,301	70,712

Weighted average number of common shares and dilutive potential common shares used in computing diluted net
income per share	17,416,675	17,602,250	17,406,558	17,603,525

Net income (in thousands)	$1,628	$1,721	$4,296	$5,661
Basic	0.09	0.10	0.25	0.32
Diluted	0.09	0.10	0.25	0.32

Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 752,342 and 614,851 shares for the three months ended September 30, 2008 and 2007, respectively, and 718,655 and 547,624 shares for the nine months ended September 30, 2008 and 2007, respectively.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$92,032	$1,390	$121	$93,301
Mortgage-backed securities	159,620	667	1,908	158,379
Municipals	2,393	5	88	2,310
Other	18,780	105	1,077	17,808
	$272,825	$2,167	$3,194	$271,798

Securities held to maturity:
U. S. government agencies	$31,500	$109	$332	$31,277
Mortgage-backed securities	1,874	10	21	1,863
Municipals	7,941	95	367	7,669
	$41,315	$214	$720	$40,809

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	19,761	24	433	19,352
	$157,856	$2,211	$946	$159,121

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

U. S. government agencies	$37,641	$453	$-	$-	$37,641	$453
Mortgage-backed securities	93,978	1,761	11,117	168	105,095	1,929
Municipals	4,290	281	883	174	5,173	455
Other	844	656	885	421	1,729	1,077

Total temporarily impaired
securities	$136,753	$3,151	$12,885	$763	$149,638	$3,914

Note 4 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30,		At December 31,
	2008		2007
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$381,988	28.9%	$318,038	26.8%
Commercial mortgage loans	415,642	31.4%	390,948	32.9%
Construction loans	278,905	21.1%	259,740	21.9%
Commercial and industrial loans	226,717	17.1%	197,851	16.6%
Loans to individuals	20,108	1.5%	21,861	1.8%

Subtotal	1,323,360	100.0%	1,188,438	100.0%

Less: Allowance for loan losses	(17,929)		(14,258)

Net loans	$1,305,431		$1,174,180

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Balance at beginning of period	$17,499	$13,677	$14,258	$13,040

Provision for loan losses	1,350	575	5,805	2,025

Charge-offs	(937)	(182)	(2,361)	(1,150)
Recoveries	17	127	227	282

Net charge-offs	(920)	(55)	(2,134)	(868)

Balance at end of period	$17,929	$14,197	$17,929	$14,197

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Amounts in thousands)

Nonaccrual loans	$12,007	$2,052	$2,226
Foreclosed assets	3,079	775	939
Total nonperforming assets	$15,086	$2,827	$3,165

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

As of September 30, 2008, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $14.8 million. A corresponding valuation allowance of $1.6 million has been provided for impaired loans with an outstanding balance of $8.3 million. Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits was deemed necessary for the other $6.5 million impaired credits.

Note 5 – Borrowings

The following is a summary of our borrowings at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$57,000	$73,000
Federal funds purchased	20,000	22,100
Term Auction Facility	30,000	-
Repurchase agreements	28,444	22,672
	$135,444	$117,772

Long-term borrowings
FHLB advances	$107,179	$129,522
Term repurchase agreements	90,000	80,000
Jr. subordinated debentures	45,877	45,111
	$243,056	$254,633

Note 6 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,491	$1,266	$4,372	$3,490
Income from mortgage banking activities	219	298	1,061	1,018
Investment brokerage and trust fees	285	334	991	852
SBIC income (loss) and management fees	39	167	(29)	1,709
Loss and net cash settlement on economic hedges	(440)	69	934	60
Other	483	412	1,435	1,362

	$2,077	$2,546	$8,764	$8,491

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Postage, printing and office supplies	$147	$240	$584	$622
Telephone and communication	278	226	772	631
Advertising and promotion	258	337	900	1,012
Data processing and other outsourced services	205	172	629	587
Professional services	318	498	1,168	1,337
Other	1,609	1,493	4,684	4,566

	$2,815	$2,966	$8,737	$8,755

Note 7 – Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through September 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the second or third quarter.

Note 8 – Derivatives

Derivative Financial Instruments

The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program. These transactions involve both credit and market risk. The Company uses derivative instruments to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Note 8 – Derivatives (continued)

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

The Company has utilized interest rate swap and option agreements to convert a portion of its variable-rate loans to a fixed rate (cash flow hedge), and to convert a portion of its fixed-rate debt to a variable rate (fair value hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. During the third quarter of 2008, the Company had two hedge contracts for variable-rate loans. One of the contracts with a notional amount of $25 million was a fair value hedge which matured as scheduled during the quarter. The other contract with a notional amount of $25 million was a cash flow hedge which was terminated prior to maturity due to the insolvency and technical default of the counterparty, Lehman Brothers. The Company did not replace these instruments by the end of the third quarter. The Company had two interest rate swaps for fixed rate debt at the beginning of the quarter; however, one of the contracts was terminated during the quarter due to the insolvency and technical default of the counterparty, Lehman Brothers. The remaining contract is a cash flow hedge with a notional amount of $10 million for debt at the parent that converts variable rate debt to a fixed rate. The Company also utilizes an option (cap) with a notional amount of $10 million which is a cash flow hedge designated with a borrowing at the Federal Home Loan Bank. During the second quarter of 2008, the Company issued $10 million in brokered certificates of deposit whose interest rate was tied to a variable rate indexed to a basket of foreign currencies. As a part of this transaction, the Company entered into an offsetting foreign currency indexed derivative contract whose effect is to convert the variable rate to a fixed interest rate on the underlying foreign currency denominated certificates of deposit. The Company has the option to call the underlying brokered certificates of deposit upon any early termination of this $10 million derivative contract.

As a result of Lehman’s technical default and termination of certain derivative contracts, the Company recorded a nonrecurring $440 thousand loss related to the value of these terminated derivative positions on our balance sheet where collectibility remains in doubt. Under hedge accounting (SFAS 133), the Company will reduce the other comprehensive income component related to these terminated derivative contracts over the remaining original term of the contracts. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income.

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and each counterparty. These collateral levels are based on the credit rating of each counterparty. The Company deals only with primary dealers. In addition, Lehman Brothers currently holds $1 million of the Company’s U.S. Government Agency investment securities as collateral as a part of these derivative agreements. The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral. We expect to fully recover the investment securities held as collateral.

Note 8 – Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	September 30, 2008		December 31, 2007
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated
with borrowing activities	$-	$-	$(490)	$20,000

Interest rate swaps associated
with deposit taking activities	14	10,000	66	40,500

Cash flow hedges
Interest rate options associated
with lending activities	-	-	423	25,000

Interest rate options associated
with borrowing activities	70	10,000	-	-

Interest rate swaps associated
with borrowing activities	178	10,000	-	-

Derivatives not designated as accounting hedges
Interest rate options associated
with lending activities	-	-	7	50,000

Derivatives not designated as accounting hedges
Interest rate options associated
with borrowing activities	-	-	33	10,000
	$262	$30,000	$39	$145,500

During the three months and nine months ended September 30, 2008, the impact of derivative activity was $(440) thousand and $934 thousand, respectively, recorded in non-interest income and was $16 thousand and $257 thousand, respectively, recorded as other comprehensive income (loss). The primary derivative activity during the first nine months of 2008 involved the calling of the interest rate swaps that served as a hedge to several of our brokered certificates of deposit, and the termination of the contracts discussed above.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities was $1.5 million and $3.0 million at September 30, 2008 and December 31, 2007 respectively.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at September 30, 2008.

Note 9 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159). The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a three level fair value hierarchy that is fully described below. While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets. At September 30, 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

Note 9 – Fair Values of Assets and Liabilities (continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$271,798	$398	$271,400	$-
Net Derivatives	262	-	248	14

The table below presents reconciliation for the period of January 1, 2008 to September 30, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs
Net Derivatives
(Dollars in Thousands)
Beginning Balance January 1, 2008	$-
Total realized and unrealized gains or losses:
Included in earnings	(14)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance	$(14)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Most of these securities are U.S. government agency debt obligations and agency mortgage-backed securities traded in active markets. The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

Note 9 – Fair Values of Assets and Liabilities (continued)

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan. At September 30, 2008, loans with a book value of $14.8 million were evaluated for impairment. Of this total, $8.3 million required a specific allowance totaling $1.6 million for a net fair value of $6.7 million. The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	September 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$6,700	$-	$-	$6,700

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and borrowing activities. The structure of the Company’s loan and liability portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to commodity price risk. During the second quarter of 2008, the Company issued $10 million in brokered certificates of deposit whose interest rate is indexed to a basket of foreign currencies. As part of this transaction, the Company entered into an offsetting foreign currency indexed derivative contract to convert the variable interest rate to a fixed interest rate on the underlying certificates of deposit.

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. If interest rates decreased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 2.2%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 1.7%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
The Company is a party to legal proceedings and potential claims arising in the normal course of business. Management believes that this litigation is not material to the financial position or resulting operations of the Company.

Item 1A. Risk Factors

The following is in addition to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007:

Our construction loans are subject to additional lending risks that could adversely affect earnings.

As of September 30, 2008, approximately 21% of our total loan portfolio was comprised of construction, acquisition and development loans. In the event of a continuing general economic slowdown, these loans may have additional risk due to the borrower’s inability to repay on a timely basis. In addition to the normal repayment risk and potential decreases in real estate values, construction lending may pose additional risks that affect repayment and the value and marketability of real estate collateral, such as:

•	developers, builders or owners may fail to complete or develop projects;

•	municipalities may place moratoriums on building, utility connections or required certifications;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	Loans with rising variable rates may experience increases in the borrower’s payments on the loan at a time when the borrower’s income is under stress;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.

Any of these conditions could negatively affect collectability, our net income and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006. Through September 30, 2008, the Company had repurchased 1,258,073 shares at an average price of $8.93 per share under the three plans, including 133,175 shares at an average price of $7.07 purchased during the first quarter of 2008 with no repurchases during the third quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

July 1, 2008 to September 30, 2008	None			641,927

Total repurchases under all programs	1,258,073	$8.93

Item 6. Exhibits

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 7, 2008	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer

Date: November 7, 2008	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer