Form 10-K
period 2008-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2009-03-16
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non -accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, $99.7 million.

As of February 28, 2009, the registrant had outstanding 16,793,175 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2009 to be mailed to shareholders within 120 days of December 31, 2008.	Part III

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

At December 31, 2008, the Company had total assets of $1.8 billion, net loans of $1.3 billion, deposits of $1.2 billion and shareholders’ equity of $187.7 million.  The Company had net income available to common shareholders of $5.7 million, $7.6 million and $4.2 million and diluted earnings per common share of $0.33, $0.43 and $0.24 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In our twelve years of existence the Company has:

•	Established a reputation for superior service to our customers and the communities in which we operate;
•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina;
•	Maintained third position in deposit market share in our home base of Forsyth County and fifth position in the Piedmont Triad;
•
Maintained a strong credit culture.  As of December 31, 2008,  our nonperforming assets totaled $20.2 million or 1.12% of total assets and our allowance for loan losses amounted to $18.9 million or 1.43% of total loans and 131% of nonperforming loans; and

•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets at that time to over $1.0 billion and increasing the number of banking offices.

The website for the Bank is www.smallenoughtocare.com.  Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” The Company is registered as a financial holding company with the Federal Reserve System.  The Company and the Bank are organized under the laws of North Carolina.  The Federal Deposit Insurance Corporation insures the Bank’s deposits up to applicable limits.  The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500.  Our common stock and one of our trust preferred security issues are traded on the NASDAQ Global Select Market System under the symbols “SCMF” and “SCMFO”, respectively.

Our Market Area

The Company’s primary market areas are the Piedmont Triad area of North Carolina, Mooresville (the Charlotte area) Asheville (Western Mountains of North Carolina) and Raleigh (in the Research Triangle region of the eastern Piedmont of North Carolina).  The Piedmont Triad is a twelve county region located in north central North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point.  The North Carolina State Data Center estimated that in July 2007, the region’s estimated population was almost 1.6 million, approximately 20% of the state’s population.

Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina in July 2007 according to the NC State Data Center.  Greensboro is the largest city in Guilford County and the third largest city in North Carolina, while High Point is the second largest city in Guilford County and the ninth largest city in North Carolina according to the July 2007 estimates of the NC Data Center.  The NC Data Center estimated the July 2007 population of Forsyth County to exceed 338 thousand and the population of Guilford County to exceed 460 thousand.  The populations of Forsyth County and Guilford County are projected to grow to 427 thousand and 589 thousand, respectively, by 2030.

The Piedmont Triad is the economic hub of northwest North Carolina.  In 2006, the US Department of Housing and Urban Development estimated that the 2005 median family income ranged from a low of $45,200 in the Mt. Airy micropolitan area to a high of $58,200 in the Winston-Salem metropolitan area.  The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 827 thousand in July 2008, according to the NC Employment Security Commission.  Approximately 99% of the work force is employed in nonagricultural wage and salary positions.  According to the NC Employment Security Commission, the major employment sectors in 2006 were services (36%), manufacturing (18%), trade (11%), government (12%), financial (7%) and construction (6%).  During 2008, NC Employment Security Commission statistics showed that the unemployment rate in the Piedmont Triad varied from a low of 5.3% to a high of 8.6% in December.

The Raleigh-Cary metropolitan statistical area is the fastest growing MSA in North Carolina with a 2008 population estimated by the Wake County Economic Development office of over one million.  The NC Data Center estimated the July 2007 population of Wake County to exceed 832 thousand.  The Wake County population is projected to more than double by 2030.  The US Census Bureau estimated the area’s 2004 median household income to be over $57,800.  According to the NC Employment Security Commission, the labor force in the Research Triangle region exceeded 550 thousand in July 2008 and the unemployment rate during 2008 varied from a low of 4.0% to a high of 6.5% in December.

The Charlotte MSA is the second fastest growing MSA in North Carolina.  The NC Data Center estimated the July 2007 population of Mecklenburg County to exceed 863 thousand. The Mecklenburg County population is projected to grow to over 1.3 million by 2030.  According to the NC Employment Security Commission, the area’s labor force exceeded 863 thousand in July 2008 and the unemployment rate during 2008 varied from a low of 5.2% to a high of 8.9% in December.  Mooresville is located in the Lake Norman area, north of Charlotte.

Asheville is the largest city in Western North Carolina and the eleventh largest city in North Carolina, according to the July 2007 estimates of the NC Data Center, with an estimated population of over 76 thousand.  In 2006, SRC, Inc. estimated the median family income in the area to be $40,700.  The Western North Carolina region has a balanced and diversified economy.  According to the US Bureau of Labor Statistics, the major employment sectors in 2008 were education and health services (16.9%), government (14.7%), retail (12.8%), leisure and hospitality (13.8%), manufacturing (11.2%), services (9.8%) and construction (6.7%).  According to the NC Employment Security Commission, the Asheville MSA’s labor force exceeded 212 thousand in July 2008 and the unemployment rate during 2008 varied from a low of 4.1% to a high of 6.7% in December.

The Bank serves our market areas through twenty-two full service banking offices.  Our television and radio advertising has extended into our market areas for several years, providing the Bank name recognition.  The Bank’s customers may access various banking services through over one hundred ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products.  These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

We have also diversified our revenue in order to generate non-interest income.  These efforts include expansion of mortgage banking, wealth management and investment in Small Business Investment Company (SBIC) activities through Salem Capital Partners.  Southern Community Advisors, our wealth management group, offers investment advisory, brokerage, trust and insurance services.  For more information on the Company’s SBIC activities, see below under the heading “SUBSIDIARIES”.  For the year ended December 31, 2008 our non-interest income, excluding securities gains and losses, represented 19.2% of our total revenue.  We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our long term success.

Key aspects of our strategy and mission include:

•	To provide community-oriented banking services by delivering a broad range of financial services to our customers through responsive service and communication;
•	To form a partnership with our customers whereby our decision making and product offerings are geared toward their best long-term interests;
•	To be recognized in our community as a long-term player with employees, stockholders and directors committed to that effort; and
•	To be progressive in our adoption of new technology so that we can provide our customers access to products and services that meet their needs for convenience and efficiency.

Our belief is that our way of doing business will build a profitable corporation and shareholder value.  We want to consistently reward our shareholders for their investment and trust in us.

Subsidiaries

In addition to those financial services offered by the Bank, the Company has two subsidiaries, Southern Community Capital Trust II (“Trust II”) and Southern Community Capital Trust III (“Trust III”), to issue trust preferred securities.  Each subsidiary is described below.

In November 2003, Southern Community Capital Trust II publicly issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  Should we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital and to support the growth and operations of our subsidiary bank.   The amount of proceeds qualifying for Tier 1 capital cannot comprise more than 25% of our core capital elements.  Amounts in excess of that 25% limitation count as Tier 2 supplementary capital for regulatory capital purposes.  At year end, the entire proceeds from the Trust II Securities qualified as Tier 1 capital of the Company for regulatory capital purposes.  The amount that qualifies as Tier 1 capital will decrease during 2009 and subsequent years.

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), a newly formed subsidiary of the Company, as part of a pooled trust preferred security.  The Trust issuer invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.   The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The Bank has interests in two unconsolidated entities (VCS Management LLC and SCP Advisor LLC) to house its investment in its SBIC activities.  VCS Management, LLC was formed in March 2000 as the managing general partner of what is now known as Salem Capital Partners, L.P. (“SCP I”), a small business investment company (SBIC) licensed by the Small Business Administration.  The Bank has invested $1.7 million in the partnership, which has a total of $9.2 million of invested capital from various private investors including the Bank.  The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its funds available for investment.  The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments.  The Bank shares in any earnings of the partnership through its investment in the partnership.  During 2006, Salem Capital Partners II, L.P. (“SCP II”) was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I.  Through December 31, 2008, the Bank has contributed $1.2 million of its $2.0 million capital commitment to SCP II.  As of January 2009, SCP II has commitments for $35 million from various private investors, including the $2 million from the Bank.  In connection with the formation of SCP II, a new entity, SCP Advisor LLC, was formed as the managing general partner of SCP I and II.  The Bank owns 15% of SCP Advisor LLC.  VCS Management, LLC is currently dormant and only receives the Bank’s portion of any carried interest from SCP I.  For the year ended December 31, 2008, the Company earned $60 thousand, or 0.1% of total revenue, from its SBIC activities, including income from the investments in SCP I and II and SBIC management fees.  The revenue stream from SBIC activities has been irregular over the past two years due to the impact of economic conditions on certain portfolio companies during 2008 compared with substantial gains from the exit of certain portfolio investments during 2007.

Competition

The activities in which the Bank engages are highly competitive.  Commercial banking in North Carolina is extremely competitive due to state laws which permit statewide branching.  Consequently, many commercial banks have branches located in several communities.  One of the largest regional commercial banks in North Carolina, a new community bank and one savings institution also have their headquarters in Winston-Salem.  Currently, we operate branches in Buncombe, Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina.  In June 2008, there were 717 branches operated by fifty-one banks and thirteen savings institutions in these nine counties with approximately $46.3 billion in deposits.  On that date, deposits of the Bank were $1.2 billion for a 2.64% market share.  The top three deposit market share leaders in this market area account for 60.6% of deposits.  Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to the Bank.  Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

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

Employees

During 2008, all employees of Southern Community Financial Corporation were compensated by the Bank.  At December 31, 2008, the Bank employed 337 full-time equivalent persons (including our executive officers).  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider our relationship with our employees to be good and extremely important to our long-term success.  The Board and management continually seek ways to enhance employee benefits and the well being of employees.

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

Enforcement Authority.   We will be required to obtain the approval of the Federal Reserve prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in any new activity.  Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices).  The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.  The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies.  This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations.  A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%.  In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks.  The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio.  However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.  As of December 31, 2008, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.57%, 12.46% and 13.80%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets.  The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities.  The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.  As of December 31, 2008, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries.  The Company’s trust preferred securities from Trust III also qualify as Tier I regulatory capital although they are part of a pooled transaction.  The junior subordinated debentures related to Trust III do not qualify as Tier 1 regulatory capital.  The Federal Reserve limits restricted core capital elements to twenty-five percent of all core capital elements.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and thereafter without restriction.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank.  Our primary source of income is dividends paid by the Bank.  We must pay all of our operating expenses from funds we receive from the Bank.  North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.  Therefore, shareholders may receive dividends from us only to the extent that funds are available at the holding company or from our subsidiary bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since we are required to maintain adequate regulatory capital of our own and are expected to serve as a source of financial strength and to commit resources to our subsidiary bank.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under its Capital Purchase Program, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.

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

Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws.  Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states.  Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production.  These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements.  Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts.  During 2008, no reserves were required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves were required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess.  These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2009, no reserves will be required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves are required on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of December 31, 2008, the Bank met its reserve requirements.

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

The exact amount of future dividends paid to the Company by the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year.  The Bank’s ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured.  We expect that, for the foreseeable future, dividends will be paid by the Bank to the Company as needed to pay any separate expenses of Southern Community Financial Corporation and/or to make required payments on the Company’s debt obligations, including the debentures which fund the interest payments on the Company’s trust preferred securities and to pay cash dividends to the Company’s shareholders.

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

Deposit Insurance.  In prior years the Bank’s deposits were generally insured up to $100,000 per insured non-IRA non-transaction account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Emergency Economic Stabilization Act signed October 3, 2008 temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 with an expected return to the $100,000 limit on December 31, 2009.  The Company is required to pay deposit insurance assessments set by the FDIC.  The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories.  During 2008, the Bank's assessment was determined by a formula that ranged from 0.05% to 0.07% at the lowest assessment category up to a maximum assessment of 0.43% of the Bank's average deposit base, with the exact assessment determined by the Bank's assets, its capital and the FDIC's supervisory opinion of its operations.  The insurance assessment rate may change periodically.   On October 7, 2008, the FDIC announced a proposed restoration plan that will increase the deposit insurance premiums for banks, while making adjustments to the formula that determines a bank’s deposit insurance premiums.  Under the proposal, the deposit insurance rates would be raised uniformly by seven basis points (annualized) beginning January 1, 2009.  As amended in FDIC’s DIF restoration plan approved on February 27, 2009, effective April 1, 2009, the formula will range from 0.07% to 0.24% at the lowest assessment category up to a maximum assessment of 0.78% of the Bank's average deposit base.  In an effort to encourage banks to limit the FDIC’s exposure, the 2009 insurance assessment rate formula will also:

•	Reduce the assessment rate paid by a bank by up to 0.05% based on the amount of unsecured debt held by the institution;
•
Increase a bank’s assessment by up to 0.225% based on its risk profile if the bank has high levels of secured liabilities (if greater than 25% of domestic deposits), since those claims must be paid before depositors can make claims in the event of a failure; and

•
Increase a bank’s assessment by up to 0.10% if brokered deposits make up more than 10% of the institution’s domestic deposits.  For well-managed and well-capitalized institutions, this would only apply when accompanied by rapid asset growth.

On February 27, 2009, the FDIC also approved as a part of its restoration plan the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment will be collected on September 30, 2009.  This final rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.  Based on assessable deposit balances as of December 31, 2008, this special assessment, if implemented as approved, would equal approximately $2.5 million.  This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for the quarter ending June 30, 2009 and the full year 2009.  The FDIC has the authority to terminate deposit insurance.

 On October 14, of 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLPG), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available to financial institutions on a voluntary basis.  The first component, the Debt Guarantee Program, is a guarantee of newly issued senior unsecured debt issued on or before June 30, 2009 and would provide protection until the earlier of the maturity date or June 30, 2012.  Issuers electing to participate in this program would pay an annual cost of guarantee tiered from 50 basis points for terms of 180 days or less to 100 basis points for terms over one year.  The second component, the Transaction Account Guarantee Program, provides unlimited deposit insurance above the existing deposit insurance limit for certain non-interest bearing transaction accounts through December 31, 2009.  Beginning November 13, 2008, if an insured depository institution did not opt-out of the Transaction Account Guarantee Program, it would be assessed on a quarterly basis an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the $250,000 deposit insurance limit.  The Company elected to participate in the TLGP’s enhanced deposit insurance program and the guarantee of unsecured debt.  The enhancement to the deposit insurance protection and the demands on the insurance fund due to current weakness in the banking system will result in significantly increased deposit insurance cost for all banks during 2009.

Recent Legislation.  The US Congress recently enacted the American Recovery and Reinvestment Act of 2009, which contains additional restrictions on executive compensation for institutions that participated in the United States Department of the Treasury’s Capital Purchase Program.  The Company holds investments pursuant to the Capital Purchase Program.  Because the Treasury has not promulgated regulations in response to this bill’s provisions, we cannot determine the full extent of the impact of these provisions on the Company’s executive officers and other highly compensated employees.  Therefore, the Company can not predict how the Treasury will enforce these provisions on the pre-existing contract rights of the Company’s executive officers and highly compensated employees.

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

Risks Related to Holding Southern Community Common Stock

Our long term business strategy includes continuing prudent, disciplined growth strategy.  Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a prudent, disciplined growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our revenue growth declines, our operating results could be materially adversely affected.  Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.

We may face risks with respect to future expansion.

In the past, we have sought to increase the size of our franchise by pursuing business development opportunities and we have grown rapidly since our incorporation.  We have purchased another financial institution as a part of that strategy.  We may acquire other financial institutions or parts of those entities in the future.  Acquisitions and mergers involve a number of risks, including:

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

With most of our loans concentrated in the Piedmont Triad region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral.  Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.  In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral.  At December 31, 2008, approximately 66% of the Bank’s loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Southern Community’s loan losses could exceed the allowance for loan losses it has set aside.  Southern Community’s average loan size continues to increase and reliance on historic loss experience and other assumptions related to management’s assessment of the adequacy of the Company’s allowances for loan losses may not be warranted.  Approximately 67% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria Southern Community utilizes, losses may be experienced as a result of various factors beyond its control, including, among other things, changes in market conditions affecting the value of its loan collateral and problems affecting the credit of its borrowers.

Our construction loans are subject to additional lending risks that could adversely affect earnings.

As of December 31, 2008, approximately 28% of our total loan portfolio was comprised of construction, acquisition and development loans.  In the event of a continuing general economic slowdown, these loans may have additional risk due to the borrower’s inability to repay on a timely basis.  In addition to the normal repayment risk and potential decreases in real estate values, construction lending may pose additional risks that affect repayment and the value and marketability of real estate collateral, such as:

•	developers, builders or owners may fail to complete or develop projects;
•	developers, builders, or owners may experience a decline in liquidity and secondary sources of repayment;
•	municipalities may place moratoriums on building, utility connections or required certifications;
•	developers may fail to sell the improved real estate;
•	there may be construction delays and cost overruns;
•	Loans with rising variable rates may experience increases in the borrower’s payments on the loan at a time when the borrower’s income is under stress;
•	collateral may prove insufficient; or
•	permanent financing may not be obtained in a timely manner.

Any of these conditions could negatively affect collectability, our net income and our financial condition.

The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.

We intend to complete two facilities currently under construction.  We are currently operating in a temporary facility in Asheville although we will be moving into our new permanent building in the second quarter of 2009.  We also are operating in a temporary facility in Raleigh and plan to move into that permanent building during the third quarter of 2009.  There are considerable costs involved in opening branches.  New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more.  Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, we have no assurance our new branches will be successful even after they have been established.

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

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended February 28, 2009 was approximately 12,430 shares.  Lightly traded stock can be more volatile than stock trading in an active public market like that for the larger bank holding companies.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  In recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance.  Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $44.5 million.  Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Our ability to make payments on the debentures when due will depend primarily on dividends received from our bank subsidiary because we are a holding company and substantially all of our assets are held by our bank subsidiary.  The ability of our bank subsidiary to pay dividends is subject to legal restrictions and the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements.  We may also borrow additional funds, issue debt instruments, issue and sell shares of preferred stock, or engage in other types of financing activities, in order to increase our capital.  Covenants contained in loan or financing agreements or other debt instruments could restrict or condition our payment of cash dividends based on various financial considerations or factors.

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

The indenture governing the debentures and the trust agreement governing the trust do not require us to maintain any financial ratios or specified levels of net worth, revenues, income, cash flow or liquidity.  The instruments do not protect holders of the debentures or the preferred securities in the event we experience significant adverse changes in our financial condition or results of operations.  In addition, neither the indenture nor the trust agreement limits our ability or the ability of any subsidiary to incur additional indebtedness.  Therefore, holders of the preferred securities should not consider the provisions of these governing instruments as a significant factor in evaluating whether we will be able to comply with our obligations under the debentures or the guarantee.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, we operated out of twenty-two banking offices, six operations/administrative offices, and two lending offices.  All banking offices have ATMs.  A summary of our offices is as follows:

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:

Asheville, North Carolina
80 Peachtree Road	3,191	2006		Leased

Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004		Owned

Dobson, North Carolina
201 West Kapp Street	2,800	1995	(1)	Owned

Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005		Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003		Owned

Jonesville, North Carolina
503 Winston Road	2,500	1995	(1)	Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002		Owned

King, North Carolina
105 Post Office Street	4,000	2004	(1)	Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990	(1)	Owned

Mooresville, NC
210 Knob Hill Road	8,800	2006		Owned

Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	(1)	Owned
2010 Community Drive	3,500	1988	(1)	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	(1)	Owned

Raleigh, North Carolina
2626 Glenwood Avenue	1,501	2006		Leased

Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	(1)	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	(1)	Owned

	Approximate	Year
	Square	Established		Owned or
	Footage	or Acquired		Leased
Banking Offices:

Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	(1)	Leased

Winston Salem, North Carolina
4701 Country Club Road	4,300	1996		Leased
225 Hanes Mill Road	2,800	2001		Owned
3151 Peters Creek Parkway	2,500	1998		Leased
500 South Stratford Road (3)	5,980	2008		Owned
536 South Stratford Road (3)	2,400	1998		Leased

Yadkinville, North Carolina
532 East Main Street	7,800	1998		Owned

Operations and Administrative Offices:

Winston Salem, North Carolina
465 Shepherd Street	47,114	2006		Owned
100 Cambridge Plaza (2)	7,028	2006		Owned
104 Cambridge Plaza (2)	7,028	2006		Owned
108 Cambridge Plaza (2)	7,028	2006		Owned
112 Cambridge Plaza (2)	7,988	2006		Owned
4605 Country Club Road - Corporate	27,000	2003		Owned

Lending Offices:

Winston Salem, North Carolina
4625 Country Club Road	3,200	1998		Owned

Raleigh, North Carolina
3948 Browning Place	1,058	2007		Leased

(1)	Acquired as part of The Community Bank acquisition.
(2)	Approximately 75% of these properties are leased to tenants.
(3)	Relocated banking office from 536 South Stratford Road to 500 South Stratford Road in April 2008. The underlying lease on 536 South Stratford Road will expire in December 2009.

In addition to the above locations, the Bank has four off site ATMs (located at 3484 Robinhood Road and 401 Deacon Boulevard both in Winston-Salem, 1466 River Ridge Road in Clemmons and at 4575 Yadkinville Road, Pfafftown, North Carolina) and approximately 100 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2008 of $40.0 million.  See further information presented in Note 6 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

We are currently constructing two permanent buildings to replace our temporary facilities in Asheville and Raleigh, increasing their respective square footage to 9,800 for Asheville and 10,700 for Raleigh.  We expect to occupy the Asheville banking office in the second quarter of 2009 and the Raleigh banking office during third quarter of 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

		Price				Declared Cash Dividend per share
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2007	First Quarter	$10.97	$10.04	$10.53	$10.11	$0.035
	Second Quarter	10.23	8.65	10.50	10.04	0.040
	Third Quarter	8.94	6.25	10.29	9.66	0.040
	Fourth Quarter	8.80	6.40	10.30	8.64	0.040

2008	First Quarter	$7.89	$6.26	$9.94	$8.00	$0.040
	Second Quarter	7.73	5.52	9.73	7.50	0.040
	Third Quarter	6.30	3.86	9.15	6.01	0.040
	Fourth Quarter	4.97	2.11	8.74	5.75	0.040

At February 28, 2009, there were approximately 7,207 holders of record of our common stock.

Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare.  The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant.  As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends.  Our primary sources of income are dividends paid by the Bank and interest income on loans and deposits with the bank subsidiary.  The Company must pay all of its operating expenses from funds received from the Bank.  Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the Bank to the Company and may therefore limit the Company’s ability to make dividend payments.  Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under its Capital Purchase Program, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.

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

Share Repurchases

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares in September 2005 and to repurchase up to an additional 1 million shares in July 2006.  Through December 31, 2008, the Company has repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, including 600,000 shares at an average price of $2.93 purchased during the fourth quarter of 2008.  The Company received prior approval from the United States Department of the Treasury to repurchase the 600,000 shares in the fourth quarter 2008 as we had received preliminary approval to participate in the Capital Purchase Program; however, we had not yet consummated the transaction at the date of the repurchase.  The table below sets forth information with respect to shares of common stock repurchased during the three months ended December 31, 2008.

As a condition of the issuance of its Cumulative Perpetual Preferred Stock to the United States Treasury under its Capital Purchase Program, the Company must obtain the consent of the United States Treasury Department to repurchase any of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

October 1, 2008 to October 31, 2008	None	-	-	641,927
November 1, 2008 to November 30, 2008	None	-	-	641,927
December 1, 2008 to December 31, 2008	600,000	$2.93	600,000	41,927

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Operating Data:
Interest income	$96,742	$98,908	$85,520	$68,097	$54,656
Interest expense	49,282	55,141	44,798	31,128	20,175
Net interest income	47,460	43,767	40,722	36,969	34,481
Provision for loan losses	8,165	2,775	2,510	950	2,239
Net interest income after provision for loan losses	39,295	40,992	38,212	36,019	32,242
Non-interest income	11,282	11,331	3,678	7,134	7,949
Non-interest expense	42,089	40,900	35,802	31,319	27,520
Income before income taxes	8,488	11,423	6,088	11,834	12,671
Provision for income taxes	2,634	3,869	1,890	4,161	4,556
Net income	5,854	7,554	4,198	7,673	8,115

Effective dividend on preferred stock	185	-	-	-	-

Net income available to common shareholders	$5,669	$7,554	$4,198	$7,673	$8,115

Securities gains(losses) included in non-interest income	$98	$-	$(4,156)	$(266)	$-

Per Share Data:
Net Income
Basic	$0.33	$0.43	$0.24	$0.43	$0.47
Diluted	0.33	0.43	0.24	0.42	0.45
Cash dividends	0.160	0.155	0.135	0.120	0.110
Book value	8.77	8.18	7.83	7.66	7.68
Weighted average shares
Basic	17,363,395	17,559,352	17,566,315	17,825,152	17,298,285
Diluted	17,398,318	17,624,399	17,757,436	18,133,859	18,033,333

Balance Sheet Data:
Total assets	1,803,778	1,569,182	1,436,465	1,287,613	1,222,946
Loans	1,314,811	1,188,438	1,033,411	868,827	796,103
Allowance for loan losses	18,851	14,258	13,040	11,785	12,537
Deposits	1,233,112	1,045,237	1,024,582	941,949	845,501
Short-term borrowings	145,197	117,772	92,748	9,186	69,647
Long-term debt	228,016	254,633	172,549	192,551	163,494
Stockholders’ equity	187,710	142,339	136,225	134,885	136,834

Capital Ratios:
Total risk-based capital	13.80%	11.44%	11.40%	13.21%	13.81%
Tier 1 risk-based capital	12.46%	10.28%	10.20%	11.94%	11.78%
Leverage ratio	10.57%	8.96%	8.73%	9.60%	9.67%
Equity to assets ratio	10.41%	9.07%	9.48%	10.48%	11.20%

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)
Selected Performance Ratios:
Return on average assets	0.34%		0.50%		0.31%		0.60%		0.69%
Return on average equity	4.02%		5.45%		3.11%		5.67%		6.21%
Net interest spread (1)	2.75%		2.81%		2.92%		2.86%		3.03%
Net interest margin (2)	2.99%		3.19%		3.30%		3.20%		3.26%
Non-interest income as a percentage of total revenue (3)	19.21%		20.57%		8.28%		16.18%		18.73%
Non-interest income as a percentage of average assets	0.65%		0.75%		0.27%		0.56%		0.68%
Non-interest expense to average assets	2.42%		2.70%		2.62%		2.44%		2.36%
Efficiency ratio (4)	71.65%		74.23%		80.64%		71.01%		64.86%
Dividend payout ratio	48.48%		36.05%		56.26%		27.91%		23.40%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.10%		0.17%		0.26%		0.16%		0.27%
Allowance for loan losses to period-end loans	1.43%		1.20%		1.26%		1.36%		1.57%
Allowance for loan losses to nonperforming loans	1.31	X	6.95	X	4.95	X	8.37	X	5.77	X
Nonperforming assets to total assets (5)	1.12%		0.18%		0.25%		0.13%		0.27%
Net loan charge-offs to average loans outstanding	0.28%		0.14%		0.13%		0.14%		0.19%

Other Data:
Number of banking offices	22		22		21		19		18
Number of full-time equivalent employees	337		337		326		299		271

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Total revenue consists of net interest income and non-interest income.
(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned, where applicable.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry.  Management makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures.  Estimates and assumptions that are most significant to the Company are related to the determination of the allowance for loan losses, goodwill and other intangible assets and income taxes.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  Determining the appropriate level of the allowance is one of the most critical and complex accounting estimates for any financial institution.  Management’s judgments include those involved in risk grading the loan portfolio, determining specific allowances for loans considered impaired, and evaluating the impact of current economic conditions on the levels of the allowance.  Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement.  While management believes that the allowance for loan losses is appropriate and adequate to cover probable losses inherent in the portfolio, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.  For further discussion, see “Nonperforming Assets” and “Analysis of Allowance for Loan Losses” under “ASSET QUALITY.”

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Our goodwill testing for 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of The Community Bank continues to properly value the acquired company and has not been impaired.  No impairment has been recorded as a result of goodwill testing performed during 2008 or 2007.  Given the substantial decline in our common stock price and the economic outlook for our industry, the excess of the fair value over carrying value has narrowed compared with previous assessments.  If our stock price continues to decline, if the Company does not produce anticipated cash flows, or if comparable banks begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

Intangible assets with finite lives include core deposits and other intangibles.  Intangible assets other than goodwill are subject to impairment testing at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years.  Note 7 contains additional information regarding goodwill and other intangible assets.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other assets” in the consolidated balance sheets.  The calculation of the Company’s income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset.  Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

From time to time, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures.  While the Company has obtained the opinion of advisors that the anticipated tax treatment of these transactions should prevail and has assessed the relative merits and risks of the appropriate tax treatment, examination of the Company’s income tax returns, changes in tax law and regulatory guidance may impact the treatment of these transactions and resulting provisions for income taxes.

OVERVIEW

Southern Community’s founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry.  To fill a part of this void, the founders began in 1995 the process by which Southern Community Bank and Trust was created, and began operations on November 18, 1996.  From inception, Southern Community has strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina.  We offer a broad array of banking and other financial products; many of which are similar to those offered by our larger competitors, but we deliver them with an emphasis on superior customer service.  We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.8 billion in total assets in just over twelve years of operations.

The Company began operations in November 1996 with $11.0 million in capital, a single branch facility and thirteen employees.  Through December 31, 2008, Southern Community Financial Corporation has grown to a total of twenty-two full-service banking offices with $1.2 billion in customer deposit accounts.  In support of this growth, the Company has generated additional capital through issuing common stock and retaining operating earnings.  At December 31, 2008, the Company had $187.7 million in total stockholders’ equity.  Through our banking subsidiary we offer traditional banking products as well as a full array of financial services.  In October 2001, Southern Community Financial Corporation, a financial holding company, became the parent company of Southern Community Bank and Trust.  On January 12, 2004 we acquired The Community Bank, a $240.0 million asset community bank with 10 banking offices in contiguous markets.  The Company created Southern Community Advisors, our wealth management division, and has developed and acquired mortgage banking operations.  While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income.

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

Financial Condition at December 31, 2008 and 2007

During the year ended December 31, 2008, our total assets increased by $234.6 million, or 15.0%, to $1.8 billion.  Of the increase in total assets, $230.2 million represented growth in interest earning assets.  Investment securities increased $105.5 million or 46.1% to provide sufficient liquidity to fund loan growth and manage scheduled deposit and borrowing maturities as well as unforeseen deposit outflows.  Loan demand remained strong through the first three quarters of 2008, resulting in an increase of $124.8 million for the year; however, loans decreased $9.2 million in the fourth quarter due largely to the economic slowdown.  The increase in earning assets was funded primarily by increased deposit growth, especially through the growth in certificates of deposit.  Total deposits grew to $1.2 billion at December 31, 2008, an increase of $187.9 million or 18.0% from the year ago period.  Other assets increased $15.2 million in 2008 including the purchase of an additional $10.0 million in Bank Owned Life Insurance which reduced the Company’s effective tax rate for the year.

Our total loan growth of $124.8 million in 2008 was concentrated in residential mortgage loans, commercial mortgage loans and commercial and industrial loans which increased by $75.3 million, $28.3 million and $23.4 million respectively.   A portion of the increase in residential mortgage loans was attributable to real estate collateral which was used to secure commercial and industrial loans.  Construction loans increased $809 thousand as this segment of our portfolio reflected the reduction in housing starts and related current economic conditions throughout our market area.  During 2008 the Bank continued our program of originating residential mortgage loans primarily for sale.  At the year-end 2008, mortgage loans held for sale were $316 thousand compared to $1.9 million at the prior year end due to the significant decrease in mortgage origination volumes in fourth quarter 2008 as the economy experienced further slowing.

Our total liquid assets, defined as cash and due from banks, federal funds sold, interest-bearing deposits and investment securities, increased by $98.7 million during the year, to $361.9 million at December 31, 2008.  Liquid assets represented 20.1% of total assets at December 31, 2008 as compared to 16.8% at the beginning of the year.  Cash equivalents and federal funds sold decreased $6.8 million while investment securities increased $105.5 million.  The investment portfolio was built to a more normal percentage of assets to provide adequate liquidity to fund the loan growth and provide resources to manage current as well as unforeseen deposit and borrowing outflows.  As of year-end, we believe our liquidity is adequate to fund future loan demand and manage deposit and borrowing outflows.

Customer deposits which have traditionally been our primary funding source supplemented by wholesale funding provided the funding for loan growth during 2008.  Deposits totaled $1.23 billion, an increase of $187.9 million or 18.0% from year-end 2007.  Deposit growth during the current year shifted from non-maturity deposits to time deposits as customers focused on higher yields and longer terms during the falling interest rate environment.  The change in market conditions were reflected in a $27.5 million or 11.1% decrease year-over-year in demand, money market, NOW and savings account deposits, which ended the year at $577.8 million.  Time deposits which increased $215.4 million or 49.0% were generated through our growing branch network and out-of-market and brokered deposits.  Brokered and out-of-market deposits totaling $262.1 million and $132.6 million at year-end 2008 and 2007, respectively, increased as a funding source to meet loan funding demands during the first three quarters of 2008.  Management will continue to focus on growing the core deposit base; however, we will continue to monitor the costs of our various funding alternatives and our funding mix may change from time to time as a result.

Total borrowings aggregated $373.2 million at December 31, 2008, and included $154.1 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), junior subordinated debentures with a carrying value of $45.9 million, securities sold under agreements to repurchase of $113.2 million and Term Auction Facility advances from the Federal Reserve Bank of $60.0 million.  The Company began borrowing funds from the Term Auction Facility during the second quarter of 2008 as an additional source of funds.  The Bank has entered into long-term financing through term repurchase agreements with various parties, which total $90.0 million at December 31, 2008.  Management will use FHLB advances and other funding sources as necessary to support balance sheet management and growth.  However, management expects that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

The Company’s capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines.  At December 31, 2008, our stockholders’ equity totaled $187.7 million, an increase of $45.4 million from the December 31, 2007 balance.  This net change includes $5.9 million of net income, $408 thousand of proceeds from shares purchased through stock option and stock purchase plans, $155 thousand of stock-based compensation, and $2.0 million in other comprehensive income due primarily to unrealized holding gains on available for sale investment securities.  These increases in capital were offset by decreases from shares repurchased at a cost of $2.7 million, cash dividends paid of $2.8 million, $185 thousand of dividends accrued on preferred stock and $185 thousand from the cumulative effect of change in accounting method.  The most significant increase in capital during 2008 was the issuance of non-voting cumulative perpetual preferred stock for $40.7 million and common stock warrants for $2.1 million as the Company elected to participate in the United States Treasury’s Capital Purchase Program (CPP) at the maximum amount available to the Company.  The dividend on this preferred stock is payable quarterly at an annualized rate of 5% for the first five years and 9% thereafter.  The issuer may redeem this preferred stock after three years at par plus any accrued interest.  Until the third anniversary of the preferred stock, the issuer needs Treasury consent to increase common stock dividends or to conduct share repurchases of common stock or junior preferred stock.  The Treasury received warrants to purchase common shares having an aggregate market value equal to 15% of the preferred stock issued.  These warrants have a term of 10 years and a strike price of $3.95 per share.  These warrants are transferable by the Treasury.  The total amount of the new securities issued qualifies as Tier 1 capital.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income.  Net interest income is the difference between interest income, principally from loans and investments and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume and changes in interest rates earned and paid.  By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.  During the years ended December 31, 2008, 2007 and 2006, our average interest-earning assets were $1.59 billion, $1.37 billion and $1.23 billion, respectively.  During these same years, our net interest margins were 2.99%, 3.19% and 3.30%, respectively.

During 2008, the Federal Reserve decreased the targeted federal funds rate seven times for a total of 400 basis points to end the year at a range of 0.00% to 0.25%.  The Federal Reserve’s reductions in the federal funds rate along with the introduction of new programs provided increased liquidity into credit markets in response to unprecedented systemic shocks to the United States and world financial markets caused by failures and near collapses of major market participants and large banking institutions, slumping consumer confidence and the overall weakening of the economy in the United States.  The federal funds rate is currently at an historical low surpassing the previous low of 1.00% in June of 2003.  The rate reductions in 2008 continued a trend of three decreases totaling 100 basis points in the last quarter of 2007.  The rate reductions of 2008 and 2007 were preceded by four increases for 100 basis points during 2006.  As the federal funds rate decreased, the prime interest rate changed by the same amount resulting in a 300 basis point spread between the two rates leaving the prime rate at 3.25% at the end of the year.  Margin compression resulted during 2008 as asset yields declined faster than deposit costs due to increased competition for deposits and the resulting irrational pricing.  Competition for deposits intensified in 2008 as large regional banks turned to retail markets to replace commercial paper and other wholesale funding sources that became limited to non-existent as credit markets underwent severe stress.  While it is management’s goal to remain relatively interest rate neutral, the Bank’s interest rate sensitivity has been slightly liability sensitive in 2007 and 2008, as the funding mix has remained relatively stable.  Net interest income totaled $47.5 million, an increase of $3.7 million or 8.4% over the $43.8 million for the same period in 2007.   Net interest income benefited from strong growth in average earning assets; however the Bank’s asset yields decreased at a faster pace (1.13% from 7.22% to 6.09%) than cost of funds (1.07% from 4.41% to 3.34%), leading to a shrinkage in net interest margin from 3.19% to 2.99%.  Due to strong loan demand during the first three quarters and increased levels of investment securities, the level of average earning assets has increased $218.1 million or 15.9% for the year ending December 31, 2008.  Average interest bearing liabilities increased $223.6 million or 17.9% to $1.5 billion from $1.3 billion for the period ended December 31, 2008.

Average Balances and Average Rates Earned and Paid.  The following table sets forth, for the years 2006 through 2008, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.  Average loans include nonaccruing loans, the effect of which is to lower the average yield.

NET INTEREST INCOME

	For the Years Ended December 31,
	2008			2007			2006
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,279,041	$82,125	6.42%	$1,114,677	$86,673	7.78%	$958,001	$73,492	7.67%
Investment securities available for sale	257,153	12,378	4.81%	179,995	8,819	4.90%	185,713	8,529	4.59%
Investment securities held to maturity	48,252	2,184	4.53%	71,510	3,208	4.49%	86,328	3,390	3.93%
Federal funds sold	4,096	55	1.34%	4,231	208	4.92%	2,263	109	4.82%

Total interest-earning assets	1,588,542	96,742	6.09%	1,370,413	98,908	7.22%	1,232,305	85,520	6.94%
Other assets	150,326			143,206			135,918
Total assets	$1,738,868			$1,513,619			$1,368,223

Interest-bearing liabilities:
Deposits:
NOW and money market	$512,717	$11,412	2.23%	$441,716	$15,499	3.51%	$348,486	$10,552	3.03%
Time deposits greater than $100,000	137,841	6,695	4.86%	311,125	14,135	4.54%	326,864	14,303	4.38%
Other time deposits	428,950	16,541	3.86%	169,236	8,889	5.25%	208,733	8,564	4.10%
Borrowings	395,031	14,634	3.70%	328,909	16,618	5.05%	231,664	11,379	4.91%
Total interest-bearing liabilities	1,474,539	49,282	3.34%	1,250,986	55,141	4.41%	1,115,747	44,798	4.02%

Demand deposits	104,978			108,874			105,755
Other liabilities	13,597			15,066			11,835
Stockholders' equity	145,754			138,693			134,886

Total liabilities and stockholders' equity	$1,738,868			$1,513,619			$1,368,223

Net interest income and net interest spread		$47,460	2.75%		$43,767	2.81%		$40,722	2.92%

Net interest margin			2.99%			3.19%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities		107.73%			109.55%			110.45%

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

	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$11,667	$(16,215)	$(4,548)	$12,101	$1,080	$13,181
Investment securities available for sale	3,747	(188)	3,559	(271)	561	290
Investment securities held to maturity	(1,048)	24	(1,024)	(623)	441	(182)
Federal funds sold	(4)	(149)	(153)	96	3	99

Total interest income	14,362	(16,528)	(2,166)	11,302	2,086	13,388

Interest expense:
Deposits:
NOW and money market	2,036	(6,123)	(4,087)	3,047	1,900	4,947
Time deposits greater than $100,000	(8,145)	705	(7,440)	(702)	534	(168)
Other time deposits	11,829	(4,177)	7,652	(1,848)	2,173	325
Borrowings	2,895	(4,879)	(1,984)	4,845	394	5,239

Total interest expense	8,615	(14,474)	(5,859)	5,343	5,000	10,343

Net interest income increase (decrease)	$5,747	$(2,054)	$3,693	$5,959	$(2,914)	$3,045

RESULTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

Net Income. Our net income for 2008 was $5.9 million, a decrease of $1.7 million from net income of $7.6 million earned in 2007.  Net income available to common shareholders was $5.7 million for 2008.  Net income per common share was $0.33 basic and diluted for the year ended December 31, 2008 and $0.43 basic and diluted for 2007.  The decrease is due primarily to the increase in the provision for loan losses and the decrease in income from our small business investment company (SBIC) activities.  We have continued to experience strong asset growth, driven by solid loan growth of $124.8 million or 10.5% and an increase of $105.5 million or 46.1% in investment securities, which was supported by an increase of $187.9 million in our deposit base and an increase of $808 thousand in our borrowings.  During 2008, average earning assets increased $218.1 million or 15.9% to $1.59 billion, and average interest bearing liabilities rose $223.6 million or 17.9%.  The impact of the strong loan growth produced a favorable total volume variance ($5.7 million), partially offset by the impact of margin compression resulting in a negative total rate variance ($2.0 million), produced a net increase in net interest income of $3.7 million, or 8.4% for 2008 compared with 2007.  The provision for loan losses increased to $8.2 million from $2.8 million in 2007 as nonperforming loans and net charge-offs have increased substantially in 2008 compared with 2007.

Non-interest income remained relatively unchanged in total from the prior year at $11.3 million, with a decrease of $49 thousand although the components changed significantly.  Income from the investment in SBIC activities decreased $2.0 million from the prior year which was offset by increases in service charges of $928 thousand, hedging activities of $855 thousand, other non-interest income of $165 thousand and gains from sales of investment securities of $98 thousand.  These increases in non-interest income categories were offset by decreases in income from mortgage banking activities of $49 thousand and income from wealth management of $3 thousand as well as income from SBIC activities.  Non-interest expenses increased $1.2 million or 2.9% as the Company’s pace of infrastructure expansion moderated significantly.

Net Interest Income. During 2008, our net interest income increased $3.7 million or 8.4% to $47.5 million.  Interest income increased as a result of growth in our overall level of average earning assets primarily from strong loan demand and additional purchases of investment securities.  Average total interest-earning assets increased $218.1 million, or 15.9% during 2008, as the average loan balances increased $164.3 million and the average investment securities portfolio and federal funds sold increased $53.8 million or 21.0%.  Our average total interest-bearing liabilities increased by $223.6 million, or 17.9%.  Approximately 44% of the loan portfolio is composed of fixed rate loans while 56% have a variable interest rate which generally adjusts immediately when index rates, such as our prime rate, changes.  Transaction deposit accounts including NOW and money market accounts also have variable interest rates; although changes are determined by management and are not based on a specific index such as prime.  Our certificates of deposit and certain borrowings have rates that are fixed until maturity.  While repricing of fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates typically are in advance of changes in the prime rate.  As a result, interest rate decreases have generally resulted in an immediate decrease in our interest income on loans.

Interest rates declined steadily during 2008 as the Federal Reserve decreased the targeted federal funds rate seven times for a total of 400 basis points to end the year at a range of 0.00% to 0.25%.  The federal funds rate is currently at an historical low surpassing the previous low of 1.00% in June of 2003.  The rate reductions in 2008 continued a trend of three decreases totaling 100 basis points in the last quarter of 2007.  As the federal funds rate decreased, the prime interest rate changed by the same amount leaving the prime rate at 3.25% at the end of the year.  The declining interest rate environment throughout the year resulted in a decrease of 113 basis points for earning assets (136 basis points decrease in loan yields and only 6 basis point decrease in the yields of investment securities); while our funding costs decreased 107 basis points.  Although net interest income increased on increased earning asset balances compared to the prior year, the net interest margin decreased 20 basis points due to lags in deposit repricing, a shift in deposit composition from lower yielding to higher yielding time deposits and deposit pricing as a result of intense competition for deposits.

We will continue to evaluate ways to improve our net interest margin; however, we expect the impact of the current interest rate environment, and the impact of competition on loan yields and deposit costs, will continue to put pressure on our net interest margin in 2009.  A significant portion of the funds received from the TARP program will be used to fund asset growth.  The cost of these funds will be paid as a dividend and not recorded as interest expense which will increase net interest income and improve the net interest margin.

Provision for Loan Losses.  We recorded a $8.2 million provision for loan losses for the year ended December 31, 2008, representing an increase of $5.4 million from the $2.8 million provision we made for the year ended December 31, 2007.  The level of provisions is reflective of the trends in the loan portfolio, including loan growth, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.”  The provision for loan losses was 0.64% and 0.25% of average loans in 2008 and 2007 respectively.  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.28% for the year ended December 31, 2008, compared with 0.14% for the year ended December 31, 2007.  Nonperforming loans totaled $14.4 million or 1.10% of total loans at December 31, 2008, compared with $2.1 million or 0.17% of total loans at December 31, 2007.  Nonperforming loans and increased net charge-offs continue to be predominantly related to residential construction and development lending.  The allowance for loan losses at December 31, 2008 of $18.9 million represents 1.43% of total loans and 1.31 times nonperforming loans.  The allowance for loan losses at December 31, 2007 of $14.3 million was 1.20% of total loans outstanding and 6.95 times nonperforming loans at that date.

Non-Interest Income.  For the year ended December 31, 2008, non-interest income decreased $49 thousand, or 0.43%, to remain relatively unchanged at $11.3 million compared to the prior year; although the components changed significantly.   Income from the investment in SBIC activities decreased $2.0 million with income of $60 thousand in 2008 compared to $2.1 million in 2007.  The SBIC recognized write-downs in their investments in small companies who were not able to survive the current economic weakness during 2008.  In 2007, the SBIC recorded some substantial gains including a $1.2 million gain from the exit of certain portfolio companies in the first quarter.  Gains on economic hedges for 2008 were $934 thousand, an increase of $855 thousand compared to $79 thousand in the prior year.  Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered certificates of deposit and believes these swaps have been effective as economic hedges.  Due to the decline in market interest rates during the year, all of the brokered certificates of deposit and the related derivatives were called during the first six months of 2008.  As these derivatives and the related brokered deposits were called prior to maturity, a gain was recognized in non-interest income which totaled $1.4 million for the first six months of 2008.  During the third quarter of 2008, Lehman Brothers, the counterparty for two economic hedges, became insolvent and unable to comply with the terms of the hedges thereby causing a termination of these derivative contracts by Lehman’s technical default.  The Company was “in the money” on these contracts, creating an asset whose collectibility was in doubt and therefore was written off creating the $440 thousand loss in the third quarter.  Service charges increased $928 thousand or 18.8% during the year primarily due to an increase of $746 thousand in NSF charges.  Income from investment brokerage and trust fees increased from the prior year by $223 thousand to $1.1 million on higher transaction volumes in the first half of 2008.  Fees and income from the origination and sale of residential mortgage loans decreased $49 thousand or 3.7% to $1.3 million as purchase application volumes decreased sharply in the second half of 2008.

We expect a continued positive trend in service charge fee income in the future as we expand our branch network and deposit base.  We are looking to make selective investments in experienced personnel to support our mortgage and investment areas.  While we anticipate some variations in the performance of these business lines due primarily to external market conditions in 2009, we believe these investments provide us with an infrastructure that will support us with a solid base of revenue in the future.  As the SCP I (SBIC) fund portfolio matures, we anticipate some fluctuation in our non-interest income as gains and losses on their investments are recognized.

Non-Interest Expense.  We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth.  From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%.  For 2008 our ratio was 2.42%, down from 2.70% in 2007.  As our franchise expansion slowed during 2008, the rate of increase in non-interest expense also decreased.  This is also reflected in the decrease in our efficiency ratio to 71.65% for 2008 from 74.23% for 2007.  For the year ended December 31, 2008, our non-interest expense grew by $1.2 million, or 2.9%.  Salary and employee benefits expense increased $820 thousand, or 3.9%, and were attributable to normal increases in operation for salaries, commissions and employee benefits.  Occupancy and equipment expense decreased $249 thousand, or 3.1%, as the depreciation expense for facilities and equipment moderated and other efficiencies were realized.  Other non-interest expenses increased $618 thousand, or 5.3%, reflecting the increased volume of business activity, an increase of $367 thousand in the Bank’s FDIC deposit insurance assessment and the writeoff of $291 thousand of goodwill from a former investment in a mortgage company.

Provision for Income Taxes.  Our provision for income taxes, as a percentage of income before income taxes, was 31.0% for the year ending December 31, 2008 and 33.9% for the year ended December 31, 2007, reflective of the impact of tax-exempt interest income and increased income from bank owned life insurance as a larger percentage of pre-tax income.

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

Beginning in December 2007 and throughout 2008, the United States Department of the Treasury in coordination with the Federal Reserve and Federal Deposit Insurance Corporation (FDIC) have implemented several initiatives to stimulate the economy and maintain liquidity in our national financial markets in the face of unprecedented economic conditions.  The Federal Reserve introduced three new liquidity facilities, in addition to its primary discount window borrowing program, the Term Auction Facility (TAF), the Term Securities Lending Facility (TSLF) and the Primary Dealer Credit Facility (PDCF).  These initiatives were designed to lengthen the duration of access to liquidity, broaden the types of eligible collateral, expand the range of counterparties for some activities and reduce the cost of borrowings from the Fed relative to the federal funds rate.  PDCF for primary dealers provided daily access to funding to eligible institutions.  The TAF and TSLF constitute a second type of facility in which a pre-determined amount of longer-term funding (for a 28 day period or 84 day period) is available at auction on pre-announced dates for settlement on a later date.  The interest rate and the distribution of the awards across bidding institutions are determined by the results of each auction.  The TAF allows banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  The Federal Reserve has committed to keep this new array of liquidity facilities in place for as long as is necessary to maintain liquidity and promote stability in our financial markets.  As discussed below, the Company has utilized the Term Auction Facility and will continue to consider it one of our funding alternatives.

In addition to the increase in deposit insurance coverage limit from $100,000 per account to $250,000, the FDIC announced in October 2008 two new programs under its Temporary Liquidity Guarantee Program.  The first is an extension of deposit insurance coverage to all non-interest bearing transaction accounts with no limitation as to dollar amount through December 31, 2009 at a premium cost of 10 basis points per annum to depository institutions.  Under the second program, the FDIC will guarantee the timely payment of principal and interest on newly issued senior unsecured debt by eligible depository institutions through June 30, 2012.  New issuance of senior unsecured debt under this program is limited to a maximum of 125 percent of the par or face value of senior unsecured debt outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009.  For institutions with no qualifying senior unsecured debt other than fed funds purchased, the applicable limit is two percent of consolidated total liabilities as of September 30, 2009.  As the Bank had $20.0 million in overnight (fed funds purchased) borrowings and no other qualifying senior unsecured debt at September 30, 2008, our applicable limit under this program would be $33.1 million.  The annual cost of this guarantee is tiered from 50 basis points for terms of 180 days or less to 100 basis points for terms over one year.  The Company has elected to opt-in for both programs and particularly the second program at the bank level and the holding company level to preserve the opportunity to participate in the senior unsecured debt guarantee program in the future.

Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits and borrowings. The primary sources of borrowed funds are from the Federal Home Loan Bank, under the Federal Reserve’s Term Auction Facility and discount window, issuance of senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program and from correspondent banks under overnight federal funds credit lines and revolving lines of credit.  In addition to managing deposit and borrowing outflows, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

We have maintained a sufficient level of liquidity in the form of federal funds sold and investment securities.  These liquid assets aggregated $300.9 million at December 31, 2008, compared to $231.2 million and $256.3 million at December 31, 2007 and 2006, respectively.  The increase in 2008 resulted from a decision to rebuild our investment portfolio to a more normal level as a percentage of our total assets to provide sufficient liquidity to fund loan growth and to manage the current and unforeseen deposit and borrowing outflows.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $121.0 million.  As of December 31, 2008, the Bank has the credit capacity to borrow up to $450.0 million, from the Federal Home Loan Bank of Atlanta, with $154.1 million outstanding as of that date.  Under the Federal Reserve’s Term Auction Facility discussed above, the Company had borrowings outstanding of $60.0 million as of December 31, 2008.  Given the flexibility in the types of eligible collateral that may be pledged for borrowings under the TAF, the Company has up to $308.3 million in additional borrowing capacity under this facility.  As mentioned above, the Company has capacity to issue new senior unsecured debt of up to $33.1 million through the FDIC’s Temporary Liquidity Guarantee Program.  At December 31, 2008, we had funding of $90.0 million in the form of long term repurchase agreements with maturities from one to ten years and short term repurchase agreements totaling $10.0 million.  We also had short-term repurchase agreements with total outstanding balances of $13.2 million and $22.7 million at December 31, 2008 and 2007, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase are collateralized by U.S. government agency obligations.  As of December 31, 2008, the Bank had repurchase lines of credit aggregating $150.0 million from various institutions.  The repurchases must be adequately collateralized.

Throughout our twelve-year history, our loan demand has typically exceeded our growth in core deposits.  We have therefore relied heavily on certificates of deposit as a source of funds.  While the majority of these funds are generally from our local market area, the Bank has utilized brokered and out-of-market certificates of deposit to diversify and supplement our deposit base.  In 2008, deposit growth shifted from non-maturity deposits to time deposits as customers focused on higher yields and longer terms during the declining interest rate environment.  Certificates of deposit represented 63.1% of our total deposits at December 31, 2008, an increase from 42.1% at December 31, 2007.  Brokered and out-of-market certificates of deposit totaled $261.2 million at year-end 2008 and $132.6 million at year-end 2007, which comprised 21.2% and 12.7% of total deposits, respectively.  The Company relied more on brokered and out-of-market certificates of deposit during periods of irrational deposit pricing this past year as banks in our market area paid premium deposit rates to secure their necessary funding for liquidity purposes.  We will continue to monitor the costs of our various funding alternatives and our funding mix may change from time to time.  Certificates of deposit of $100 thousand or more, inclusive of brokered and out-of-market certificates, represented 14.5% of our total deposits at December 31, 2008 and 25.9% at December 31, 2007.  A portion of these deposits are controlled by members of our Board of Directors and Advisory Board members, or otherwise come from customers considered to have long-standing relationships with our management.  Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits.  Large certificates of deposit are generally considered rate sensitive.  While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At December 31, 2008, our outstanding commitments to extend credit consisted of loan commitments of $315.1 million, including amounts available under home equity credit lines and letters of credit of $102.2 million and $7.1 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, deposit and borrowings maturities and deposit withdrawals in the near term.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows.  The following table reflects contractual obligations of the Company outstanding as of December 31, 2008.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Short-term borrowings	$145,197	$145,197	$-	$-	$-
Long-term debt	228,016	-	45,000	35,000	148,016
Operating leases	5,132	1,053	1,499	682	1,898
Total contractual cash obligations excluding deposits	378,345	146,250	46,499	35,682	149,914

Deposits	1,233,112	1,152,393	67,187	13,532	-

Total contractual cash obligations	$1,611,457	$1,298,643	$113,686	$49,214	$149,914

The following table reflects other commitments of the Company outstanding as of December 31, 2008.

	Amount of Commitment Expiration Per Period
Other Commitments	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)

Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$102,239	$82	$886	$5,229	$96,042
Other commitments and credit lines	133,898	114,971	12,360	2,774	3,793
Undisbursed portion of construction loans	55,850	30,744	14,349	482	10,275
Mortgage loan commitments	23,075	23,075	-	-	-
Other purchase commitments	800	400	400	-	-

Total other commitments	$315,862	$169,272	$27,995	$8,485	$110,110

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements.  As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, the Company’s SPE activity is with Southern Community Capital Trust II, the subsidiary that issued 3,450,000 shares of Trust Preferred Securities in November 2003 and Southern Community Capital Trust III which issued $10.0 million in Trust Preferred Securities in June 2007.  The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term debt on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2008 was $187.7 million.  At that date, the Company’s capital to asset ratio was 10.4% and all of our regulatory capital ratios exceeded the minimums established for a well capitalized bank holding company.

The Bank and the Company are subject to minimum capital requirements.  See “SUPERVISION AND REGULATION.”  As the following table indicates, at December 31, 2008, the Company exceeded its regulatory capital requirements.

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well Capitalized Requirements

Total risk-based capital ratio	13.80%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.46%	4.00%	6.00%
Leverage ratio	10.57%	4.00%	5.00%

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  The Company has agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans, as part of the CPP.

During 2008 and 2007, the Company declared and paid four cash dividends each year.  In the first quarter of 2005 the Company paid a $0.12 per share annual dividend.  In the second quarter of 2005, we began paying quarterly dividends of $0.03 per share.  In June 2006, the quarterly dividend was increased to $0.035 per share and increased in June of 2007 to $0.04 per share.  In total the Company returned $2.7 million or $0.16 per share and $2.7 million or $0.155 per share to common shareholders in the form of cash dividends during 2008 and 2007, respectively.

The Company’s dividend policy is subject to the discretion of our board of directors and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.  Our ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured.  In light of the current economic environment, the FDIC Chairman has encouraged banks to consider reducing their dividends to preserve capital.  We cannot guarantee that we will continue to pay quarterly cash dividends to shareholders.

The Company’s Board of Directors authorized programs in March and September 2005 and July 2006 to repurchase up to 300,000 shares, 600,000 shares and 1 million shares of common stock, respectively.  During 2008 and 2007, 733,175 and 286,972 shares of common stock were repurchased and retired at an average price of $3.68 and $8.21 per share, respectively.

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

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), as part of a pooled trust preferred security. The Trust issuer invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  Based on the results of the income simulation model as of December 31, 2008, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 1.0% or $364 thousand.  As of December 31, 2008, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 7.7% or $2.9 million.

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

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2008 in the three-month to one-year horizon and asset-sensitive beyond one year.  An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position.  As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction in net interest income, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2008 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps.  This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.  Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market, NOW and savings deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.  As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2008
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Interest-earning assets
Loans	$391,133	$214,532	$605,665	$709,146	$1,314,811
Investment securities available for sale	-	3,974	3,974	281,875	285,849
Investment securities held to maturity	-	3,400	3,400	31,831	35,231
Federal funds sold and other interest-bearing deposits	2,180	-	2,180	-	2,180

Total interest-earning assets	$393,313	$221,906	$615,219	$1,022,852	$1,638,071

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$475,772	$-	$475,772	$-	$475,772
Time deposits greater than $100,000	24,753	112,164	136,917	26,684	163,601
Other time deposits	177,081	260,575	437,656	54,035	491,691
Borrowings	130,197	15,000	145,197	228,016	373,213

Total interest-bearing liabilities	$807,803	$387,739	$1,195,542	$308,735	$1,504,277

Interest sensitivity gap per period	$(414,490)	$(165,833)	$(580,323)	$714,117	$133,794

Cumulative gap	$(414,490)	$(580,323)	$(580,323)	$133,794	$133,794

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	48.69%	51.46%	51.46%	108.89%	108.89%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above.  The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2008.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2008 Occurring in the Indicated Year
	(Dollars in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2009	2010	2011	2012	2013	Five Years	Total	Rate	Value

FINANCIAL ASSETS
Federal funds sold	$2,180	$-	$-	$-	$-	$-	$2,180	1.34%	$2,180
Investment securities (1) (2)	7,374	5,034	7,994	18,908	20,725	264,662	324,697	4.82%	324,996
Loans (3)
Fixed rate	91,067	62,199	87,784	77,881	116,000	141,674	576,605	6.43%	581,476
Variable rate	379,083	92,096	48,313	54,888	34,390	129,436	738,206	4.98%	741,482

Total	$479,704	$159,329	$144,091	$151,677	$171,115	$535,772	$1,641,688	5.45%	$1,650,134

FINANCIAL LIABILITIES
Money market, NOW and savings deposits	$475,772	$-	$-	$-	$-	$-	$475,772	1.03%	$475,772
Time deposits	574,573	29,300	37,887	1,401	12,131	-	655,292	3.43%	649,186
Short-term borrowings	145,197	-	-	-	-	-	145,197	3.18%	145,197
Long-term borrowings	-	45,000	-	25,000	10,000	148,016	228,016	3.97%	247,223

Total	$1,195,542	$74,300	$37,887	$26,401	$22,131	$148,016	$1,504,277	2.73%	$1,517,378

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2008 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data and common stock price)

Interest income	$24,278	$24,412	$23,727	$24,325	$25,370	$25,339	$24,626	$23,573
Interest expense	11,459	12,553	11,947	13,323	14,132	14,350	13,607	13,052

Net interest income	12,819	11,859	11,780	11,002	11,238	10,989	11,019	10,521
Provision for loan losses	2,360	1,350	3,530	925	750	575	600	850

Net interest income after provision for loan losses	10,459	10,509	8,250	10,077	10,488	10,414	10,419	9,671
Non-interest income	2,518	2,077	3,098	3,589	2,840	2,546	2,813	3,132
Non-interest expense	10,653	10,204	10,672	10,560	10,487	10,349	10,305	9,759

Income before income taxes	2,324	2,382	676	3,106	2,841	2,611	2,927	3,044
Income taxes	766	754	73	1,041	948	890	996	1,035

Net income	1,558	1,628	603	2,065	1,893	1,721	1,931	2,009

Effective dividend on preferred stock	185	-	-	-	-	-	-	-

Net income available to common shareholders	$1,373	$1,628	$603	$2,065	$1,893	$1,721	$1,931	$2,009

Per common share data:
Net income:
Basic	$0.08	$0.09	$0.03	$0.12	$0.11	$0.10	$0.11	$0.12
Diluted	0.08	0.09	0.03	0.12	0.11	0.10	0.11	0.11

Common stock price:
High	$4.97	$6.30	$7.73	$7.89	$8.80	$8.94	$10.23	$10.97
Low	2.11	3.86	5.52	6.26	6.40	6.25	8.65	10.04

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

	At December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$393,360	29.9%	$318,038	26.8%	$258,885	25.1%
Commercial mortgage loans	419,212	31.9%	390,948	32.9%	359,987	35.0%
Construction loans	260,549	19.8%	259,740	21.9%	211,858	20.6%
Commercial and industrial loans	221,231	16.8%	197,851	16.6%	177,706	17.3%
Loans to individuals	20,459	1.6%	21,861	1.8%	21,380	2.0%

Subtotal	1,314,811	100.0%	1,188,438	100.0%	1,029,816	100.0%

Less: Allowance for loan losses	(18,851)		(14,258)		(13,040)

Net loans	$1,295,960		$1,174,180		$1,016,776

	At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$244,177	28.0%	$238,454	30.0%
Commercial mortgage loans	286,658	33.0%	295,130	37.1%
Construction loans	156,900	18.1%	102,282	12.8%
Commercial and industrial loans	151,950	17.5%	127,432	16.0%
Loans to individuals	29,142	3.4%	32,805	4.1%

Subtotal	868,827	100.0%	796,103	100.0%

Less: Allowance for loan losses	(11,785)		(12,537)

Net loans	$857,042		$783,566

The following table presents at December 31, 2008 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2008
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands)
Residential mortgage loans	$149,372	4.79%	$99,043	6.77%	$143,462	6.02%	$391,877	5.74%
Commercial mortgage loans	95,489	5.58%	266,442	6.67%	54,903	6.56%	416,834	6.40%
Construction loans	195,681	4.95%	43,675	6.63%	11,381	7.09%	250,737	5.34%
Commercial and industrial loans	142,476	5.00%	68,543	6.63%	9,476	5.69%	220,495	5.54%
Loans to individuals	10,484	8.09%	8,162	8.46%	1,789	4.20%	20,435	7.89%

Total	593,502	5.08%	485,865	6.71%	221,011	6.18%	1,300,378	5.87%

Nonaccrual loans	12,163		1,385		885		14,433

Loans, gross	$605,665		$487,250		$221,896		$1,314,811

The above table is based on contractual scheduled maturities.  Early repayments of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans and are divided into three categories: residential mortgage, commercial mortgage and construction loans.  We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties.  We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes.  Our real estate loans totaled $1.07 billion at December 31, 2008, representing 81.6% of our total loans outstanding.  Our loan policy requires appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans.  Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties.  As it relates to loans sold to third party investors, the Bank has no repurchase obligation on sold loans as long as the underlying borrowers make their first mortgage payment when due.  Residential mortgage loans held for sale totaled $316 thousand at December 31, 2008.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders and local marketing efforts.  Our lending efforts include the origination of loans secured by first mortgages on one–to-four family residences and on home equity credit lines.  Our residential mortgage loans totaled $393.4 million at December 31, 2008 and included $264.8 million in one-to-four family permanent mortgage loans, $110.5 million in outstanding advances under home equity credit lines and $18.1 million of other loans secured by residential real estate.  Substantially all our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers.  We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved.  Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.

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

Commercial Mortgage Loans.  Our commercial mortgage loans totaled $419.2 million at December 31, 2008.  These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties.  Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt.  Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses.  We make commercial mortgage loans at both fixed and variable rates for terms generally up to 15 years.

Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition development and “spec” home financing.  We have a staff of lending professionals and assistants who service only our construction loan portfolio.  We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area.  We also make commercial real estate construction loans, as noted in the preceding paragraph.  We endeavor to limit our construction lending risk through adherence to established underwriting procedures.  Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.  Construction loans aggregated $260.5 million at December 31, 2008.

Commercial Loans. Commercial business lending is a primary focus of our lending activities.  At December 31, 2008, our commercial loan portfolio equaled $221.2 million or 16.8% of total loans.  Commercial loans include both secured and unsecured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Bank also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower and the quality of the collateral securing the loan.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

The Board Loan Committee consists of the CEO, President, Managing EVP of Commercial Lending, EVP and Chief Credit Officer and five outside Directors as appointed by the Board of Directors.  This Committee meets on a monthly basis to review for approval all loan requests from borrowers with aggregate exposure in excess of $9.0 million.  As of December 31, 2008, the legal lending limit for the Bank was approximately $24.8 million.  The Bank also has an internal bank loan committee comprised of seven members who review all loan requests with aggregate exposure between $6.0 million and $9.0 million.

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$14,433	$2,052	$2,636	$1,408	$2,174
Restructured loans	-	-	-	-	-

Total nonperforming loans	14,433	2,052	2,636	1,408	2,174

Foreclosed assets	5,745	775	895	280	1,085

Total nonperforming assets	$20,178	$2,827	$3,531	$1,688	$3,259

Accruing loans past due 90 days or more	$-	$8	$-	$-	$-
Allowance for loan losses	18,851	14,258	13,040	11,785	12,537
Nonperforming loans to period end loans	1.10%	0.17%	0.26%	0.16%	0.27%
Allowance for loan losses to period end loans	1.43%	1.20%	1.26%	1.36%	1.57%
Allowance for loan losses to nonperforming loans	131%	695%	495%	837%	577%
Nonperforming assets to total assets	1.12%	0.18%	0.25%	0.13%	0.27%

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

The recorded investment in loans that were considered individually impaired in accordance with SFAS 114 at December 31, 2008 totaled $23.3 million.  Of these $23.3 million in loans considered individually impaired at December 31, 2008, there were $14.4 million of nonaccrual loans and $8.9 million of potential problem loans.  Approximately 80% of these nonaccrual loans and potential problem loans were related to residential construction and development lending.  At that time, the largest nonaccrual balance of any one borrower was $2.9 million, with the average balance for the seventy-two nonaccrual loans being $200 thousand.  At December 31, 2008, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis per SFAS 114 guidelines were $19.0 million, with a corresponding valuation allowance of $2.8 million.

In addition to nonperforming loans there were $19.7 million of loans at December 31, 2008, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $7.0 million at December 31, 2007. Approximately 80% of these potential problem loans at December 31, 2008 were related to residential construction and development lending. The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower's exposure to the housing market. Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Although these loans have been identified as potential problem loans they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties.  At December 31, 2008 foreclosed assets totaled $5.7 million or 0.32% of total assets, and consisted of 30 properties.  The largest dollar value of a foreclosed property at December 31, 2008 was $890 thousand.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Analysis of Allowance for Loan Losses

Our allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses.  We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off.  We evaluate the adequacy of the allowance monthly.  In addition, on a monthly basis our Board Loan Committee reviews our loan portfolio and conducts an evaluation of our credit quality.  The Board Loan Committee reports directly to the Board of Directors.  Quarterly the Board of Directors reviews the loan loss provision and the adequacy of the allowance for loan losses.  In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.

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

The Company has evaluated the guidance in the Interagency Policy Statement and has made applicable enhancements to our processes for determining our allowance for loan losses starting with year-end 2007.  While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes the allowance for loan losses has been established in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. However, in 2008 we experienced significant increases in nonperforming loans and net charge-offs, primarily related to our residential construction and land development loan portfolio segments and businesses that support the housing industry, which were brought on by weakness in the housing market and an overall slowdown in housing purchase activity, particularly in new construction. Nonperforming loans increased by $12.3 million of 603% during 2008 from $2.1 million, or 0.17% of total loans, at year-end 2007 to $14.4 million, or 1.10% of total loans, as of December 31, 2008. Of these $14.4 million in nonperforming loans, 82% are related to residential construction and land development activities, directly or indirectly. Net charge-offs in 2008 of $3.6 million, or 0.28% of average loans outstanding increased significantly from 2007 when net charge offs were $1.6 million, or 0.14% of average loans outstanding. Our allowance for loan losses at December 31, 2008 was $18.9 million and represented 1.43% of total loans and 1.31 times non-performing loans. Our allowance for loan losses at December 31, 2007 of $14.3 million represented 1.20% of total loans and 6.95 times nonperforming loans.

During 2008, we established an unallocated segment in our calculation methodology for determining the adequacy of the allowance for loan losses which amounted to $1.1 million as of December 31, 2008.  This unallocated segment of the allowance is to compensate for expected loss exposures higher than our historical loss rates given the unprecedented economic conditions occurring nationally and the trend of this economic impact on our local markets.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.
	At December 31,
	2008		2007		2006

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$5,170	29.9%	$3,994	26.9%	$1,771	25.4%
Commercial mortgage loans	3,645	31.9%	2,950	32.8%	4,173	34.8%
Construction loans	4,378	19.8%	3,175	21.8%	3,240	20.5%
Commercial and industrial loans	3,499	16.9%	2,829	16.6%	2,099	17.2%
Loans to individuals	1,058	1.5%	1,158	1.9%	553	2.1%
Unallocated (2)(3)	1,101	-%	152	-%	1,204	-%

Total	$18,851	100.0%	$14,258	100.0%	$13,040	100.0%

	At December 31,
	2005		2004

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$1,394	28.0%	$1,419	30.0%
Commercial mortgage loans	3,151	33.0%	3,500	37.1%
Construction loans	2,454	18.1%	1,924	12.8%
Commercial and industrial loans	1,784	17.5%	1,815	16.0%
Loans to individuals	956	3.4%	1,304	4.1%
Unallocated	2,046	-%	2,575	-%

Total	$11,785	100.0%	$12,537	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.
(2)
During 2007, the ALLL methodology was revised to comply with the Interagency Policy Statement on the ALLL. As a result the unallocated portion of the allowance decreased due to the methodology enhancements.

(3)
During 2008, an unallocated segment was re-established as an additional qualitative factor due to the current economic environment presenting potential loss exposures in excess of our historical loss rates.

The following table presents for the periods indicated information regarding changes in our allowance for loan losses.

	As of or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$14,258	$13,040	$11,785	$12,537	$7,275

Charge-offs:
Residential mortgage loans	921	974	248	566	210
Commercial mortgage loans	165	-	68	-	43
Construction loans	1,452	140	130	4	312
Commercial and industrial loans	702	239	508	349	120
Loans to individuals	594	541	600	443	889

Total charge-offs	3,834	1,894	1,554	1,362	1,574

Recoveries:
Residential mortgage loans	113	86	142	41	29
Construction loans	4	7	-	3	-
Commercial and industrial loans	28	63	36	35	7
Loans to individuals	117	181	121	72	114

Total recoveries	262	337	299	151	150

Net charge-offs	(3,572)	(1,557)	(1,255)	(1,211)	(1,424)

Provision for loan losses	8,165	2775	2,510	950	2,239

Allowance for loans acquired in purchase transactions, net	-	-	-	(491)	4,447

Balance at end of period	$18,851	$14,258	$13,040	$11,785	$12,537

Total loans outstanding	$1,314,811	$1,188,438	$1,029,816	$868,827	$796,103

Average loans outstanding	$1,279,041	$1,114,677	$958,001	$837,467	$742,433

Allowance for loan losses to loans outstanding	1.43%	1.20%	1.27%	1.36%	1.57%

Ratio of net loan charge-offs to average loans outstanding	0.28%	0.14%	0.13%	0.14%	0.19%

INVESTMENT ACTIVITIES

Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates approximately 15% of our interest income and serves as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, and interest rate and liquidity risk.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
December 31, 2008
Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Other	9,072	4	682	8,394
	$283,912	$6,474	$920	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

December 31, 2007
Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	8,066	24	433	7,657
	$146,161	$2,211	$946	$147,426

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

December 31, 2006
Securities available for sale:
U. S. government agencies	$77,942	$592	$431	$78,103
Mortgage-backed securities	72,258	234	1,249	71,243
Municipals	1,303	9	-	1,312
Other	8,141	-	340	7,801
	$159,644	$835	$2,020	$158,459

Securities held to maturity:
U. S. government agencies	$74,793	$5	$2,235	$72,563
Mortgage-backed securities	2,795	5	61	2,739
Municipals	8,887	128	104	8,911
	$86,475	$138	$2,400	$84,213

The following table presents the carrying values, fair values, intervals of maturities or repricings and weighted average yields of our investment portfolio at December 31, 2008.
	2008
	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities available for sale:
U. S. government agencies
Due within one year	$3,010	$3,117	4.27%
Due after one but within five years	39,999	41,429	5.56%
Due after five but within ten years	28,052	28,698	5.23%
Due after ten years	5,000	4,963	6.00%
	76,061	78,207	5.42%
Mortgage-backed securities
Due within one year	6	6	6.50%
Due after one but within five years	5,871	5,876	4.16%
Due after five but within ten years	66,148	68,346	4.28%
Due after ten years	124,361	126,232	5.20%
	196,386	200,460	4.86%
Municipals
Due within one year	140	141	5.13%
Due after one but within five years	950	962	4.90%
Due after ten years	1,303	1,302	6.35%
	2,393	2,405	5.70%
Other
Due within one year	1,000	710	2.35%
Due after five but within ten years	-	-	0.00%
Due after ten years	4,250	4,067	6.28%
Other equity securities	3,822	3,617	3.95%
	9,072	8,394	4.86%
Total securities available for sale
Due within one year	4,156	3,974	3.78%
Due after one but within five years	46,820	48,267	5.34%
Due after five but within ten years	94,200	97,044	4.78%
Due after ten years	134,914	136,564	5.26%
Other equity securities	3,822	3,617	3.95%
	$283,912	$289,466	5.07%
Securities held to maturity:
U. S. government agencies
Due within one year	$3,000	$3,091	4.20%
Due after one but within five years	2,500	2,626	5.00%
Due after five but within ten years	20,000	20,123	5.14%
	25,500	25,840	4.17%
Mortgage-backed securities
Due after one but within five years	104	106	5.49%
Due after five but within ten years	948	963	4.54%
Due after ten years	740	749	5.26%
	1,792	1,818	4.89%
Municipals
Due within one year	400	402	5.00%
Due after one but within five years	1,789	1,815	2.95%
Due after five but within ten years	3,219	3,324	4.33%
Due after ten years	2,531	2,332	3.24%
	7,939	7,873	3.70%
Total securities held to maturity
Due within one year	3,400	3,493	4.29%
Due after one but within five years	4,393	4,547	4.19%
Due after five but within ten years	24,167	24,410	5.01%
Due after ten years	3,271	3,081	3.73%
	$35,231	$35,531	4.10%

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2008, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

We have used interest rate swaps, caps and floors in the management of interest rate risk.  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments.  A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions.  Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another.  At December 31, 2008, interest rate swap arrangements with total notional amounts of $20.0 million, with terms ranging up to five years, were outstanding.  In addition, we had $10.0 million notional of interest rate caps with thirty-five months remaining until maturity at year end.  These instruments help protect the Company from changes in interest rates by allowing us to receive payments from the counterparty on these contracts when the referenced rate falls outside the level specified in the agreement.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  Although the Company deals only with primary dealers, a nonrecurring loss of $440 thousand was included in noninterest income during the third quarter of 2008 related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  In addition, Lehman Brothers currently holds $1.0 million of the Company’s U.S. Government Agency investment securities as collateral as a part of these derivative agreements.  The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral.  We expect to recover the value of these investment securities held as collateral either through legal proceedings with Lehman or through, in whole or in part, insurance coverage.

A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit.  These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits.  We have used brokered deposits and out-of-market deposits as funding sources.  As of December 31, 2008, we have $261.1 million of brokered deposits and $99 thousand of out-of-market deposits.  However, we strive to establish customer relationships to attract core deposits in non-interest-bearing and other transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits.

	For the Years Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing NOW and money market accounts	$512,717	2.23%	$441,716	3.51%	$348,486	3.03%
Time deposits $100,000 or more	137,841	4.86%	311,125	4.54%	326,864	4.38%
Other time deposits	428,950	3.86%	169,236	5.25%	208,733	4.10%

Total interest-bearing deposits	1,079,508	3.21%	922,077	4.18%	884,083	3.78%

Demand and other non-interest-bearing deposits	104,978		108,874		105,755

Total average deposits	$1,184,486	2.93%	$1,030,951	3.74%	$989,838	3.38%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2008:

At December 31, 2008
(In thousands)
Remaining Maturity
Less than three months	$24,753
Three to six months	28,191
Six to twelve months	83,973
Over twelve months	26,684
Total	$163,601

Borrowings

To supplement deposits, our primary source of funding, the Company utilizes borrowings for loan growth and other liquidity needs.  The following is a summary of our borrowings at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$62,000	$73,000
Federal funds purchased	-	22,100
Term Auction Facility	60,000	-
Repurchase agreements	23,197	22,672
	$145,197	$117,772
Long-term borrowings
FHLB advances	$92,139	$129,522
Term repurchase agreements	90,000	80,000
Jr. subordinated debentures	45,877	45,111
	$228,016	$254,633

Short term advances from the FHLB are collateralized as described below and are scheduled to be repaid within one year based on the terms of the individual borrowing.  Securities sold under agreements to repurchase are scheduled to be repaid within one year based on the terms of the individual borrowing, or provided solely as an accommodation to our customers.  Customer repurchase agreements are collateralized by U.S. government agency obligations and generally mature within ninety days from the transaction date.  The Company purchases federal funds through unsecured lines of credit with various banks aggregating $121.0 million.  Federal funds purchased are subject to restrictions limiting the frequency and term of advances, are payable on demand and bear interest based upon the daily federal funds rate.  The following table presents the activity in short term borrowings for the years ended December 31, 2008 and 2007.

	2008		2007
Short term borrowings	Amount	Rate	Amount	Rate
	(In thousands)		(In thousands)
Federal Home Loan Bank
At December 31	$62,000	2.52%	$73,000	4.68%
Average during year	54,057	3.43%	61,297	4.73%
Maximum month-end balance during year	70,000	-	88,000	-

Securities sold under agreements to repurchase
At December 31	$23,197	2.99%	$22,672	3.05%
Average during year	20,150	2.63%	26,531	4.18%
Maximum month-end balance during year	30,455	-	22,672	-

Federal funds purchased
At December 31	$-	-	$22,100	4.28%
Average during year	52,240	2.33%	15,921	5.34%
Maximum month-end balance during year	88,000	-	37,873	-

Term Auction Facility
At December 31	$60,000	1.00%	-	-
Average during year	53,423	1.97%	-	-
Maximum month-end balance during year	70,000	-	-	-

As an additional source of funding, the Company has long term borrowings including long term advances from the FHLB, term repurchase agreements from other commercial and investment banks and debt associated with the issuance of Trust Preferred Securities.  Total FHLB advances outstanding of $154.1 million at December 31, 2008 are collateralized by loans with a carrying amount of $86.7 million, which approximates market value, and investment securities with a market value of $88.6 million.  The Company also has term repurchase lines of $150.0 million from various institutions that were collateralized by investment securities having a carrying value of $100.7 million.  Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the counterparty.  The following table presents the maturities for long term FHLB advances and term repurchase agreements.

Long term borrowings	At December 31, 2008
	FHLB Advances		Term Repo
Years of maturity	Interest Rate	Amount	Interest Rate	Amount
		(In thousands)		(In thousands)

2010	4.05%	35,000	4.95%	10,000
2011	-	-	-	-
2012	3.84%	5,000	4.56%	20,000
2013	3.46%	10,000	-	-
Thereafter	5.38%	42,139	1.74%	60,000

		$92,139		$90,000

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The Company is amortizing the issuance costs of these securities over their contractual life of thirty years.  The unamortized balance of these issuance costs at December 31, 2008 was $1.3 million.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  Should we defer the payment of interest on the debentures; the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.  The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements.  Amounts in excess of that 25% limitation count as Tier 2 supplementary capital on our books.

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), as part of a pooled trust preferred security. The Trust issuer invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The carrying value of the junior subordinated debentures in connection with the two issues of trust preferred securities described above was $45.9 million at December 31, 2008.

Other Recent Developments

On January 23, 2009 the Company announced the declaration of a quarterly dividend of $0.04 per share of the common stock, to be paid on February 27, 2009 to shareholders on record as of the close of business on February 13, 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted to provide funds for job creation, investment in infrastructure and energy efficiency, unemployment assistance and municipal fiscal stabilization.  Under this bill, a number of obligations and restrictions related to executive compensation were added for CPP recipients.  These restrictions extend beyond the scope of those included in the Treasury’s Capital Purchase Program documents, both in terms of numbers of executives impacted and in extent of restriction.  Under this legislation, CPP holders

•
Are restricted to using only long term restricted stock as the form of payment for any bonus, retention or incentive compensation plan.  There are further restrictions on vesting and amount of award per executive.

•	Must extend golden parachute payment restrictions and clawback provisions on incentive compensation plans beyond the senior executives to a number of the most highly compensated employees.
•	Must adopt a company-wide policy regarding excessive or luxury expenditures.

In addition, beginning for filings in 2010, the chief executive officer and chief financial officer of each CPP holder are required to include a written certification of compliance with these executive compensation and other restrictions in the Form 10K for every year during which the financial institution holds preferred stock investments by the Treasury.

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
Winston-Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Southern Community Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 16, 2009

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2008 and 2007

	2008	2007
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$25,215	$31,905
Federal funds sold and other interest-earning deposits	2,180	2,250
Investment securities (Note 3)
Available for sale, at fair value	289,466	147,426
Held to maturity, (fair value of $35,531 and $69,464 at December 31, 2008 and 2007, respectively)	35,231	69,812
Federal Home Loan Bank stock	9,757	11,695

Loans held for sale	316	1,929

Loans (Note 4)	1,314,811	1,188,438
Allowance for loan losses (Note 5)	(18,851)	(14,258)
Net Loans	1,295,960	1,174,180

Premises and equipment (Note 6)	40,030	38,997
Goodwill (Note 7)	49,501	49,792
Other assets (Notes 4, 7 and 14)	56,122	41,196
Total Assets	$1,803,778	$1,569,182

Liabilities and Stockholders’ Equity
Deposits
Demand	$102,048	$109,895
Money market and NOW	465,156	485,428
Savings	10,616	10,020
Time (Note 8)	655,292	439,894
Total Deposits	1,233,112	1,045,237

Short-term borrowings (Note 9)	145,197	117,772
Long-term debt (Notes 9 and 10)	228,016	254,633
Other liabilities (Note 12)	9,743	9,201

Total Liabilities	1,616,068	1,426,843
Stockholders’ Equity (Notes 10, 11 and 16)
Cumulative perpetual preferred stock (Series A), no par value, 1,000,000 shares authorized; issued and outstanding 42,750 shares at December 31, 2008	40,690	-
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,769,675 shares and 17,399,882 shares at December 31, 2008 and 2007, respectively	119,054	119,101
Retained earnings	24,901	22,198
Accumulated other comprehensive income	3,065	1,040
Total Stockholders’ Equity	187,710	142,339

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,803,778	$1,569,182

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$82,125	$86,673	$73,492
Investment securities available for sale	12,378	8,819	8,529
Investment securities held to maturity	2,184	3,208	3,390
Federal funds sold and other interest-earning deposits	55	208	109

Total Interest Income	96,742	98,908	85,520

Interest Expense
Money market, savings, and NOW deposits	11,412	15,499	10,552
Time deposits	23,236	23,024	22,867
Short-term borrowings	3,808	4,758	2,897
Long-term debt	10,826	11,860	8,482

Total Interest Expense	49,282	55,141	44,798

Net Interest Income	47,460	43,767	40,722

Provision for Loan Losses (Note 5)	8,165	2,775	2,510

Net Interest Income After
Provision for Loan Losses	39,295	40,992	38,212

Non-Interest Income (Note 15)	11,282	11,331	3,678

Non-Interest Expense
Salaries and employee benefits	22,038	21,218	18,826
Occupancy and equipment	7,679	7,928	6,835
Other (Note 15)	12,372	11,754	10,141

Total Non-Interest Expense	42,089	40,900	35,802

Income Before Income Taxes	8,488	11,423	6,088

Income Tax Expense (Note 14)	2,634	3,869	1,890

Net Income	5,854	7,554	4,198

Effective dividend on preferred stock (Note 11)	185	-	-

Net income available to common shareholders	$5,669	$7,554	$4,198

Net Income Per Common Share
Basic	$0.33	$0.43	$0.24
Diluted	0.33	0.43	0.24

Weighted Average Common Shares Outstanding
Basic	17,363,395	17,559,352	17,566,315
Diluted	17,398,318	17,624,399	17,757,436

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

Net income	$5,854	$7,554	$4,198

Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	4,387	2,450	(213)
Tax effect	(1,692)	(945)	81
Reclassification of (gains) losses recognized in net income	(98)	-	4,156
Tax effect	38	-	(1,602)
Net of tax amount	2,635	1,505	2,422

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(982)	274	69
Tax effect	343	(105)	(27)
Loss due to counterparty default net of amortization	240	-	-
Reclassification of (gains) losses recognized in net income, net	78	54	28
Tax effect	(29)	(21)	(10)
Net of tax amount	(350)	202	60

Net defined benefit pension adjustment	(423)	150	-
Tax effect	163	(58)	-
Net of tax amount	(260)	92	-

Total other comprehensive income	2,025	1,799	2,482

Comprehensive income	$7,879	$9,353	$6,680

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2005	-	-	17,612,472	$122,490	$15,546	$(3,151)	$134,885

Net income	-	-	-	-	4,198	-	4,198

Other comprehensive income, net of tax	-	-	-	-	-	2,482	2,482

Common shares repurchased	-	-	(377,126)	(3,682)	-	-	(3,682)

Stock options exercised including income tax benefit of $69	-	-	170,594	749	-	-	749

Stock-based compensation	-	-	-	59	-	-	59

Cash dividends of $0.135 per share	-	-	-	-	(2,376)	-	(2,376)

SFAS158 transition adjustment, net of tax	-	-	-	-	-	(90)	(90)

Balance at December 31, 2006	-	-	17,405,940	119,616	17,368	(759)	136,225

Net income	-	-	-	-	7,554		7,554

Other comprehensive income, net of tax	-	-	-	-	-	1,799	1,799

Common shares repurchased	-	-	(286,972)	(2,357)	-	-	(2,357)

Stock options exercised including income tax benefit of $559	-	-	263,414	1,737	-	-	1,737

Restricted stock issued	-	-	17,500	-	-	-	-

Stock-based compensation	-	-	-	105	-	-	105

Cash dividends of $0.155 per share	-	-	-	-	(2,724)	-	(2,724)

Balance at December 31, 2007	-	-	17,399,882	119,101	22,198	1,040	142,339

Net income	-	-	-	-	5,854	-	5,854

Other comprehensive income, net of tax	-	-	-	-	-	2,025	2,025

Common shares repurchased	-	-	(733,175)	(2,700)	-	-	(2,700)

Stock options exercised including income tax benefit of $51	-	-	73,968	408	-	-	408

Restricted stock issued	-	-	29,000	44	-	-	44

Stock-based compensation	-	-	-	111	-	-	111

Cash dividends of $0.16 per share	-	-	-	-	(2,781)	-	(2,781)

Cumulative effect of accounting method change	-	-	-	-	(185)	-	(185)

Preferred stock transaction:

Issuance of preferred stock	42,750	42,750	-	-	-	-	42,750

Discount on preferred stock	-	(2,090)	-	2,090	-	-	-

Accretion of discount	-	30	-	-	(30)	-	-

Preferred stock dividend accrued	-	-	-	-	(155)	-	(155)

Balance at December 31, 2008	42,750	$40,690	16,769,675	$119,054	$24,901	$3,065	$187,710

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income	$5,854	$7,554	$4,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,817	4,184	3,732
Provision for loan losses	8,165	2,775	2,510
Proceeds from sales of loans held for sale	68,928	81,563	63,789
Originations of loans held for sale	(67,315)	(79,897)	(66,078)
Stock option compensation	155	105	59
Net increase in cash surrender value of life insurance	(841)	(670)	(548)
Realized (gain) loss on sales of available for sale securities	(98)	-	4,156
Realized (gain) loss on sale of premises and equipment	74	(119)	6
Gain (loss) on economic hedges	(934)	(79)	432
Deferred income taxes	(2,475)	(814)	(1,237)
Realized (gain) loss on sale of foreclosed assets	65	(2)	(42)
Goodwill impairment	291	-	-
Change in assets and liabilities:
Increase in other assets	1,706	(3,440)	(105)
Increase (decrease) in other liabilities	1,019	(787)	917
Total Adjustments	12,557	2,819	7,591
Net Cash Provided by Operating Activities	18,411	10,373	11,789
Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	70	(1,467)	(135)
Purchases of:
Available for sale investment securities	(233,507)	(17,892)	(80,123)
Held to maturity investment securities	-	(1,719)	(1,871)
Proceeds from maturities and calls of:
Available for sale investment securities	48,143	30,117	28,189
Held to maturity investment securities	34,568	18,266	3,466
Proceeds from sale of:
Available for sale investment securities	49,602	-	86,126
Net increase in loans	(135,984)	(158,513)	(165,693)
OREO capitalized cost	(43)	-	-
Purchases of premises and equipment	(4,599)	(2,260)	(13,921)
Proceeds from disposal of premises and equipment	8	6	307
Proceeds from sale of foreclosed assets	1,047	1,415	336
Purchase of bank-owned life insurance	(10,000)	-	(5,000)
Net Cash Used in Investing Activities	(250,695)	(132,047)	(148,319)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits	(27,523)	103,241	(2,276)
Net increase (decrease) in time deposits	215,398	(82,586)	84,909
Net increase (decrease) in short-term borrowings	27,425	25,024	43,562
Proceeds from long-term debt	50,000	120,238	80,814
Repayment of long-term debt	(77,383)	(38,154)	(60,616)
Net proceeds from issuance of preferred stock	42,750	-	-
Net proceeds from exercise of stock options	408	1,737	749
Cost of shares repurchased	(2,700)	(2,357)	(3,682)
Cash dividends paid	(2,781)	(2,724)	(2,376)
Net Cash Provided by Financing Activities	225,594	124,419	141,084
Net Increase (decrease) in Cash and Cash Equivalents	(6,690)	2,745	4,554
Cash and Cash Equivalents, Beginning of Year	31,905	29,160	24,606
Cash and Cash Equivalents, End of Year	$25,215	$31,905	$29,160

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$46,370	$55,944	$44,143
Income taxes paid	5,140	4,663	2,458
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$6,082	$1,294	$916
Increase (decrease) in fair value of securities available for sale, net of tax	2,635	1,505	(132)
Increase (decrease) in fair value of cash flow hedges, net of tax	(350)	201	42
Unrealized gain (loss) on fair value hedges	456	238	(200)

See accompanying notes.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiary, Southern Community Bank and Trust and its wholly-owned subsidiary, VCS Management, L.L.C., the managing general partner for Salem Capital Partners, L.P., a Small Business Investment Company.  All material intercompany transactions and balances have been eliminated in consolidation.  Southern Community Financial Corporation and its subsidiary are collectively referred to herein as the “Company”.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits.  As of December 31, 2008, the daily average gross reserve requirement was $7.2 million.

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

Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified within other investments.  As of December 31, 2008 and 2007, these equity securities totaled $10.2 million and $12.1 million, respectively.  The securities classified within other investments consisted primarily of shares of Federal Home Loan Bank of Atlanta and Silverton Bank (formerly The Bankers Bank) stock.  These equity securities are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold basis.  Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors.  Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.  The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income in the consolidated statement of operations.

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio.  Management evaluates smaller balance, homogeneous loans such as consumer and residential mortgage loans for impairment on a collective basis.  Larger balance commercial loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent.  If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   In addition to the portion of the allowance for loan losses allocated to specific loans and segments of the loan portfolio, the Company has developed a component of the allowance based on qualitative and environmental factors that is not applied to specific loan groups.  Qualitative factors are identified by management that relate to the Bank’s specific profile and influences from economic factors including interest rate trends, unemployment rates, commercial real estate vacancy rates, inflation, housing sales and energy cost.  Other qualitative factors considered include portfolio growth, credit grade migration, loan to value exceptions and account officer tenure at the Bank.  In December 2006, the federal banking regulators released an Interagency Policy Statement on the Allowance for Loan and Lease Losses, and related Questions and Answers on Accounting for Loan and Lease Losses.  The Company has evaluated the guidance in the Interagency Policy Statement and has made applicable enhancements to our processes for determining our allowance for loan losses effective as of year end 2007 and years thereafter.  While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated cost to sale at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other expenses.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.

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

Derivative Instruments

The Company utilizes derivative instruments, principally interest rate swaps and option agreements, to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities.  Under the guidelines of SFAS 133, derivative financial instruments generally are required to be carried at fair value.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133.  Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

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

Per Share Data

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share reflects the potential dilution that could occur if stock options or warrants were exercised resulting in the issuance of common stock that would then share in the net income of the Company.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006

Weighted average number of common shares used in computing basic net income per common share	17,363,395	17,559,352	17,566,315

Effect of dilutive stock options	34,923	65,047	191,121

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	17,398,318	17,624,399	17,757,436

For the year ended December 31, 2008, net income for determining earnings per common share was reported net income less the dividend on preferred stock.  For the years ended December 31, 2007 and 2006, net income for determining diluted earnings per common share was the same as reported net income.  For the years ended December 31, 2008, 2007 and 2006 there were 744,266, 573,269 and 438,203 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for their respective years.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note 12.  Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") using the modified prospective application method and accordingly did not restate prior period amounts.  SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period).  SFAS 123R also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

Accumulated other comprehensive income at December 31, 2008 and 2007 consists of the following:

	2008	2007
	(In thousands)

Unrealized holding gain - investment securities available for sale	$5,554	$1,265
Deferred income taxes	(2,142)	(488)
Net unrealized holding gain - investment securities available for sale	3,412	777

Unrealized holding gain (loss) - cash flow hedge instruments	(482)	422
Deferred income taxes	392	(162)
Net unrealized holding gain (loss) - cash flow hedge instruments	(90)	260

Postretirement benefit plans adjustment	(418)	5
Deferred income taxes	161	(2)
Net postretirement benefit plans adjustment	(257)	3

Total accumulated other comprehensive income	$3,065	$1,040

Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment.  Also, the Company has no foreign operations or customers.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to current year presentation.  Such reclassifications had no effect on income or equity.

Recent Accounting Pronouncements

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities.  The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used.  Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments.  This statement is effective for the Company’s financial statements issued for the years beginning after November 15, 2008 with early adoption encouraged.  The Company believes that the adoption of SFAS 161 in 2009 will not have a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company believes that the adoption of SFAS 157-2 in the first quarter 2009 will not have a material impact on the consolidated financial statements.

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

(3)  INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2008 and 2007:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Other	9,072	4	682	8,394
	$283,912	$6,474	$920	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Other	8,066	24	433	7,657
	$146,161	$2,211	$946	$147,426

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

(3)  INVESTMENT SECURITIES (Continued)

The following tables show the gross unrealized losses and fair values for our investments aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2008 and December 31, 2007.  For available for sale securities, the unrealized losses relate to one U.S. government agency bond, four mortgage-backed securities, three municipal and four other securities.  For held to maturity securities, the unrealized losses relate to ten municipal securities.  All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery.  Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2008

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$4,963	$37	$-	$-	$4,963	$37
Mortgage-backed securities	15,779	194	-	-	15,779	194
Municipals	742	7	-	-	742	7
Other	1,176	324	892	358	2,068	682

Total temporarily impaired securities	$22,660	$562	$892	$358	$23,552	$920

Securities held to maturity:
Municipals	$1,869	$81	$923	$134	$2,792	$215

	2007

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$2,998	$2	$3,996	$3	$6,994	$5
Mortgage-backed securities	-	-	31,894	500	31,894	500
Municipals	994	8	-	-	994	8
Other	-	-	732	433	732	433

Total temporarily impaired
securities	$3,992	$10	$36,622	$936	$40,614	$946

Securities held to maturity:
U. S. government agencies	$999	$1	$50,581	$418	$51,580	$419
Mortgage-backed securities	-	-	1,558	30	1,558	30
Municipals	1,045	5	3,077	116	4,122	121

Total temporarily impaired
securities	$2,044	$6	$55,216	$564	$57,260	$570

(3)  INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2008 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$4,150	$3,968	$3,400	$3,493
Due after one but through five years	40,949	42,391	4,289	4,441
Due after five but through ten years	28,052	28,698	23,219	23,447
Due after ten years	10,553	10,332	2,531	2,332
Mortgage-backed securities	196,386	200,460	1,792	1,818
Other equity securities	3,822	3,617	-	-

	$283,912	$289,466	$35,231	$35,531

Securities with carrying values of $18.6 million and $23.0 million and fair values of $18.9 million and $22.8 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits as required by law.  Additionally, at December 31, 2008, securities with carrying values and fair values of $89.0 million and $91.4 million were pledged to secure the Company’s borrowings from the FHLB.  Securities with carrying values of $133.6 million and fair values of $137.0 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

During 2008, the Company sold approximately $49.5 million of available for sale mortgage-backed securities at a gain of $98 thousand as part of its asset liability management.

For the years ended December 31, 2008, 2007 and 2006, income from taxable and nontaxable securities were $14.1 million and $433 thousand, $11.6 million and $427 thousand, and $11.6 million and $367 thousand, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(4)  LOANS

Following is a summary of loans at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)

Residential mortgage loans	$393,360	$318,038
Commercial mortgage loans	419,212	390,948
Construction and development loans	260,549	259,740
Commercial and industrial loans	221,231	197,851
Loans to individuals	20,459	21,861

Total	$1,314,811	$1,188,438

Loans are primarily made in the Piedmont area of North Carolina.  Real estate loans can be affected by the condition of the local real estate market.  Commercial and installment loans can be affected by the local economic conditions.

The following is a summary of nonperforming assets at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)

Nonaccrual loans	$14,433	$2,052
Foreclosed assets	5,745	775

Total	$20,178	$2,827

The recorded investment in loans that were considered individually impaired in accordance with SFAS No. 114 at December 31, 2008 and 2007 totaled $23.3 million and $7.3 million, respectively.  At December 31, 2008 and 2007, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis per SFAS 114 guidelines were $19.0 million and $4.0 million, respectively, with a corresponding valuation allowance of $2.8 million and $638 thousand.  No valuation allowance for the other impaired loans was considered necessary.

The average recorded investment in certain impaired loans for the years ended December 31, 2008, 2007, and 2006 was approximately $15.3 million, $4.5 million and $2.7 million, respectively.  The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2008, 2007 and 2006 was $252 thousand, $412 thousand and $155 thousand, respectively.  The interest income foregone for loans in a nonaccrual status for 2008, 2007 and 2006 was $879 thousand, $81 thousand and $108 thousand, respectively.

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

2008
Balance at beginning of year	$22,181

Disbursements	11,184

Repayments	(16,094)

Other increases (decreases) in exposure due to:
New insiders	2,367
Directors no longer on board	(4,439)
Other	10,386

Balance at end of year	$25,585

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

 (4)  LOANS (Continued)

The “other” increase in insiders’ exposure represents the expansion of an existing insider’s total exposure, resulting from the inheritance of an ownership portion in an entity with guarantor obligations.

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $3.8 million to executive officers, directors and their affiliates.

(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2008	2007	2006
	(Amounts in thousands)

Balance at beginning of year	$14,258	$13,040	$11,785

Provision for loan losses	8,165	2,775	2,510

Charge-offs	(3,834)	(1,894)	(1,554)
Recoveries	262	337	299
Net charge-offs	(3,572)	(1,557)	(1,255)

Balance at end of year	$18,851	$14,258	$13,040

 (6)  PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)

Land	$10,621	$9,699
Buildings and leasehold improvements	31,185	29,726
Furniture and equipment	16,358	15,803
	$58,164	$55,228
Less accumulated depreciation	(18,134)	(16,231)
Total	$40,030	$38,997

Depreciation and amortization amounting to $3.5 million in 2008, $3.7 million in 2007 and $3.3 million in 2006, is included in occupancy and equipment expense.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(7)  GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2008 and 2007.  Other intangible assets are included in other assets in the consolidated balance sheet.

	2008	2007
	(Amounts in thousands)

Goodwill, beginning of year	$49,792	$49,792
Davidson Mortgage write-off	(291)	-

Goodwill, end of year	$49,501	$49,792

Other intangibles - gross	2,225	2,627
Less accumulated amortization	1,070	1,207

Other intangibles - net	$1,155	$1,420

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Our goodwill testing for 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of The Community Bank continues to properly value the acquired company and has not been impaired.  No impairment has been recorded as a result of goodwill testing performed during 2008 or 2007.  Given the substantial decline in our common stock price and the economic outlook for our industry, the excess of the fair value over carrying value has narrowed compared with previous assessments.  If our stock price continues to decline, if the Company does not produce anticipated cash flows, or if comparable banks begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

During the fourth quarter 2008, management wrote off the total amount of goodwill recorded with the acquisition of Davidson Mortgage Company totaling $291 thousand as substantially all of its assets and employees no longer generate revenues for the Company.

Amortization expense associated with acquired intangibles amounted to $265 thousand, $301 thousand and $362 thousand, for 2008, 2007 and 2006, respectively.  The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Years Ended December 31:
2010	265
2011	218
2012	218
2013	218
Thereafter	236

$1,155

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(8)  DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $163.6 million and $270.3 million at December 31, 2008 and 2007, respectively.  At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)

2009	136,916	437,657	574,573
2010	9,963	19,337	29,300
2011	14,841	23,046	37,887
2012	541	860	1,401
2013	1,340	10,791	12,131
Thereafter	-	-	-

Total	$163,601	$491,691	$655,292

(9)  BORROWINGS

The following is a summary of the Company’s borrowings at December 31. 2008 and 2007:

	2008	2007
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$62,000	$73,000
Federal funds purchased	-	22,100
Term Auction Facility	60,000	-
Repurchase agreements	23,197	22,672
	$145,197	$117,772

Long-term borrowings
FHLB advances	$92,139	$129,522
Term repurchase agreements	90,000	80,000
Jr. subordinated debentures	45,877	45,111
	$228,016	$254,633

At December 31, 2008, the interest rates on the Federal Home Loan Bank advances ranged from 0.00% to 5.12% with a weighted average rate of 3.30%.  At the prior year end, the rates ranged from 0.50% to 5.47% with a weighted average rate of 4.63%.  The Company has an available line of credit of $450.0 million with the Federal Home Loan Bank of Atlanta for advances.  These advances are secured by both loans with a carrying value of $86.7 million and pledged investment securities with a market value of $91.4 million and lendable collateral value of $88.6 million.

In December 2007, the Federal Reserve introduced a new liquidity facility, the Term Auction Facility (TAF), to lengthen the duration of access for depository institutions to liquidity beyond the overnight access of its discount window borrowings, to broaden the types of eligible collateral and to reduce the cost of borrowing from the Fed relative to the federal funds rate.  Under the TAF, eligible institutions may bid on a pre-determined amount of longer term funding (for a 28 day period or 84 day period) that is available via auction on pre-announced dates for subsequent settlement.  The interest rate and the distribution of the funding to bidding institutions are determined by an auction.  The TAF allows banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  At December 31, 2008, borrowings outstanding under this facility amounted to $60.0 million with an average interest rate of 1.0%.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

 (9)  BORROWINGS (Continued)

The Company has also entered into long-term financing through term repurchase agreements with various parties.  At December 31, 2008, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 1.81% to 4.95%.

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

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2008 are as follows:

	FHLB	Term Repurchase
	Advances	Agreements
	(Amounts in thousands)

Due in 2009	$62,000	$10,000
Due in 2010	35,000	10,000
Due in 2011	-	-
Due in 2012	5,000	20,000
Due in 2013	10,000	-
Thereafter	42,139	60,000

	$154,139	$100,000

In addition to the above advances and term repurchase agreements, the Company also had repurchase agreements with outstanding balances of $13.2 million and $22.7 million at December 31, 2008 and 2007, respectively, which were for customer accommodations.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations.  The Company has repurchase lines of credit of $150.0 million from various institutions, which must be adequately collateralized.

The Company also has lines of credit of $121.0 million from various correspondent banks to purchase federal funds on a short-term basis.  The Company had no outstanding balances of federal funds purchased as of December 31, 2008.

The Company has an unsecured line of credit of $5.0 million with a correspondent bank for general corporate purposes.  The borrowing agreement requires maintenance of certain financial performance ratios.  There was no outstanding balance under this line of credit during 2008.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(10) JUNIOR SUBORDINATED DEBENTURES (Continued)

At December 31, 2008 and 2007, the Company had outstanding 3.45 million shares of the trust preferred securities from Trust II used to purchase related junior subordinated debentures from the Bank, with carrying amounts of $35.1 million and $34.9 million, respectively.

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), as part of a pooled trust preferred security.  The Trust issuer invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

(11)  CUMULATIVE PERPETUAL PREFERRED STOCK

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Based on a Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $1.29 per share or $2.09 million in the aggregate as of December 5, 2008.  As a result, $2.09 million has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.4 million per year.  Correspondingly, $40.66 million has been assigned to the preferred stock.  Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $42.75 million.  For purposes of these calculations, the fair value of the common stock warrants as of December 5, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	2.70%
Expected life of warrants	10 years
Expected dividend yield	4.57%
Expected volatility	33%

The Company’s computation of expected volatility is based on daily historical volatility since December 1998.  The risk-free interest rate is based on the market yield for ten year U.S. Treasury securities as of December 5, 2008.

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  Furthermore, the Company has agreed to certain restrictions on executive compensation.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service.  Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code.  The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation.  In addition, the Board of Directors can authorize additional discretionary contributions to the plan.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan.  The expense related to this plan for the years ended December 31, 2008, 2007 and 2006 totaled approximately $846 thousand, $780 thousand and $761 thousand, respectively.

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

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits.  As of December 31, 2008, approximately 39% of the Company’s employees were covered under such agreements.  As a condition of the Company’s participation in the United States Treasury’s Capital Purchase Program, the Company agreed to modify these agreements for the five senior executive officers (SEOs) to restrict the severance pay benefit the SEOs would receive in the event of a change in control while the Treasury maintains a preferred stock investment in the Company.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank.  This plan was assumed as part of the purchase of The Community Bank in January 2004.  Benefits under the plan are based on length of service and qualifying compensation during the final years of employment.  Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act.  The plan was frozen effective May 1, 2004.  No contribution was required for the years ended December 31, 2008, 2007 or 2006.  The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

	2008	2007	2006
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$868	$845	$823
Actuarial loss	6	6	2
Service cost	-	-	-
Interest cost	56	54	53
Settlement	-	-	-
Benefits paid	(40)	(37)	(33)
End of year - Benefit obligations	$890	$868	$845

Change in Fair Value of Plan Assets

Beginning of year	$1,216	$1,171	$1,109
Benefits paid	(40)	(37)	(33)
Return on assets	(303)	82	95
End of year - Fair value	$873	$1,216	$1,171

Amounts recognized in the consolidated statement of financial condition consist of:
Noncurrent Asset	$-	$348	$326
Noncurrent Liability	(17)	-
Funded status	$(17)	$348	$326

Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants.   As of January 1, 2008, the average expected future working life of active plan participants was 15 years. The components of accumulated other comprehensive income relating to pension adjustments are entirely comprised of actuarial losses, which amount to $418 thousand, excluding income taxes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

(Defined Benefit Pension Plan (Continued)

Actuarial assumptions used in accounting for net periodic pension cost were:

Weighted average discount rate	6.50%	6.50%	6.50%
Weighted average rate of increase in compensation level	N/A	N/A	N/A
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$-	$-	$-
Interest cost	56	54	53
Expected return on plan assets	(90)	(87)	(82)
Loss	-	-	-
Amortization of prior service cost	-	-	-
Net periodic pension cost (benefit)	$(34)	$(33)	$(29)

The measurement date used for the plan was December 31, 2008.  As of that date, the pension plan had a funded status with the fair value of plan assets of $873 thousand compared to an accumulated projected benefit obligation of $890 thousand.  Due to the recent decline in market value of the plan assets a contribution is probable during 2009.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan.  The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities.  These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios.  The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively.  The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively.  The current asset allocation is 51% equity securities and 49% fixed income/cash equivalents securities, which meets the criteria established by the Plan.

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

The plan's weighted-average asset allocations at December 31, 2008, by asset category are as follows.

U.S. equity	46%
International blend	5
Fixed income and cash equivalents	49

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

(Defined Benefit Pension Plan (Continued)

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2009	39
2010	39
2011	38
2012	39
2013	48
2014-2017	286

Supplemental Retirement

The Company during 2001 implemented a non-qualifying supplemental retirement plan for certain key executive and senior officers.  The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments.  Benefits will accrue during employment based upon the performance of the underlying life insurance policies both during employment and after retirement.  Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies.  The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age.  Provisions of $405 thousand, $309 thousand and $166 thousand in 2008, 2007 and 2006, respectively, were expensed for future benefits to be provided under this plan.  The accrued liability related to this plan was approximately $1.7 million and $1.3 million as of December 31, 2008 and 2007, respectively.

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel.  The accrued liability related to this plan was approximately $789 thousand and $816 thousand at December 31, 2008 and 2007, respectively.  Total expense for this plan aggregated $46 thousand for the years ended December 31, 2008 and 2007 and $88 thousand for the year ended December 31, 2006.  Payouts for this plan were $95 thousand for years ended December 31, 2008 and 2007 and are expected to continue at this level until the plan is terminated.

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

Deferred Compensation

The Company during 2007 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers whose participation in the Company’s 401(k) plan is limited by Internal Revenue Service regulations.  Under the plan, participants are entitled to elect to defer from 1% to 25% of current compensation until their normal retirement date.  The Bank matches 100% of such contributions not exceeding 6% of the participants’ compensation.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% for each year of service.  The expense related to this plan totaled approximately $10 thousand and $33 thousand for the years ended December 31, 2008 and 2007 respectively.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

(Defined Benefit Pension Plan (Continued)

The 2002 ESPP as amended provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 95% of fair market value.  The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand; or (2) shares with a fair market value of 20% of the individual’s annual compensation.  Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.

For the years ended December 31, 2008, 2007 and 2006, employees of the Company purchased 20,470, 15,622 and 16,508 shares, respectively, under the ESPP.  During 2008, the shares purchased for the ESPP were purchased on the open market.

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

All options had an initial vesting period of five years.  During the first quarter 2005, the Company vested all unvested stock options.  As a result of this decision 623,725 non-vested options were accelerated from their established vesting over a five-year period from date of grant to being fully vested.  Stock options granted after December 31, 2005 and stock options granted to advisory board members generally vest over a five-year period. All unexercised options expire ten years after the date of grant.

A summary of the Company’s option plans as of and for the year ended December 31, 2008 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2007	504,038	836,783	$9.19	759,683	$9.13

Options authorized	-	-	-	-	-
Options granted/vested	(34,500)	34,500	5.07	35,800	5.07
Options exercised	-	(73,968)	4.84	(73,968)	4.84
Options forfeited	34,373	(34,373)	6.41	(34,373)	6.41
Options expired	-	(18,676)	8.56	(18,676)	8.56

At December 31, 2008	503,911	744,266	$9.58	668,466	$9.75

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable at December 31, 2008 and 2007 is 5.27 years and 5.30 years, respectively.  Information pertaining to options outstanding at December 31, 2008 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$3.45 - $7.15	119,190	96,589
$7.16 - $10.10	314,725	283,126
$10.11 - $14.64	310,351	288,751

Outstanding at end of year	744,266	668,466

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below:

	2008	2007	2006

Estimated fair value of options granted	$0.99	$3.40	$3.31

Assumptions in estimating average option values:
Risk-free interest rate	2.45%	4.58%	4.69%
Dividend yield	4.56%	2.22%	1.34%
Volatility	29%	27%	28%
Expected life	5 - 7 years	7 years	7 years

The total intrinsic value of options exercised during the years ended December 31, 2008, and 2007 was $131 thousand and $1.5 million, respectively.  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008, and 2007 was zero and $166 thousand, respectively.  As of December 31, 2008, there was $208 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $357 thousand, $1.2 million and $680 thousand, respectively.  The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 were $51 thousand, $559 thousand and $69 thousand, respectively.

Restricted Stock

During 2007 the Company adopted the Southern Community Financial Corporation Restricted Stock Plan.  The plan initially makes 300,000 shares available to be issued as restricted stock.  The plan is administered by the Compensation Committee of the Board of Directors who may authorize the grant of restricted stock to certain current directors, officers and employees of the Corporation.  The shares vest over a five year period and are taxable to the recipient at their option either when received or after the vesting period at the current fair market value.  The recipient must be employed with the Company at the end of the five year period or the shares are forfeited.  For the year ended December 31, 2008, 29,500 shares were granted and 500 shares were forfeited.  A total of 48,000 shares have now been issued since the inception of the plan leaving 252,000 shares available for future grants.  Under this plan, the Company expensed $73 thousand and $40 thousand for the years ended December 31, 2008 and 2007, respectively.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(13)  LEASES

The Company leases office space and equipment under non-cancelable operating leases.  Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2009	$1,053
2010	878
2011	621
2012	365
2013	317
Thereafter	1,898

$5,132

Total rental expense for office space under operating leases was $674 thousand in 2008, $757 thousand in 2007 and $551 thousand in 2006.

(14)  INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Amounts in thousands)
Current tax provision
Federal	$4,349	$4,079	$2,857
State	825	604	270
	5,174	4,683	3,127

Deferred tax provision (benefit)
Federal	(2,085)	(731)	(1,070)
State	(455)	(83)	(167)
	(2,540)	(814)	(1,237)

Net provision for income taxes	$2,634	$3,869	$1,890
The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006
	(Amounts in thousands)

Tax computed at the statutory federal rate	$2,886	$3,884	$2,070

Increase (decrease) resulting from:
State income taxes, net of federal benefit	244	344	68
Tax exempt income	(498)	(435)	(377)
Other permanent differences	2	76	129
	(252)	(15)	(180)

Provision for income taxes	$2,634	$3,869	$1,890

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(14)  INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Amounts in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$7,268	$5,497
Deferred compensation	1,321	1,316
Derivative financial instruments	222	244
Other	930	370
Total deferred tax assets	9,741	7,427

Deferred tax liabilities relating to:
Property and equipment	(786)	(831)
Loan fees and costs	(647)	(672)
Core deposit intangible	(392)	(457)
Accumulated other comprehensive income	(1,772)	(562)
Prepaid expenses	(292)	(307)
Other	(71)	(146)
Total deferred tax liabilities	(3,960)	(2,975)

Net recorded deferred tax asset	$5,781	$4,452

The Company adopted FIN 48 (“Accounting for Uncertainty in Income Taxes”) on January 1, 2007.  The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations.  Tax years 2005 through 2007 are subject to examination by the Internal Revenue Service and the North Carolina Department of Revenue.  The Company has approximately $71 thousand accrued for payment of interest and penalties as of December 31, 2008.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows:

	2008	2007
	(Amounts in thousands)

Balance at January 1, 2008	$135	$100
Additions based on tax positions related to the current year	42	35
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(20)	-
Settlements	-	-
Balance at December 31, 2008	$157	$135

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(15)  NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Amounts in thousands)

Service charges and fees on deposit accounts	$5,859	$4,931	$4,318
Income from mortgage banking activities	1,294	1,343	1,205
Investment brokerage and trust fees	1,138	1,141	780
SBIC income and management fees	60	2,103	792
Gain (loss) on economic hedges	934	79	(432)
Net cash settlement on economic hedges	-	-	(366)
Gain (loss) on sale of investment securities	98	-	(4,156)
Other	1,899	1,734	1,537

Total	$11,282	$11,331	$3,678

The major components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Amounts in thousands)

Postage, printing and office supplies	$847	$865	$846
Telephone and communication	954	866	897
Advertising and promotion	1,164	1,245	1,085
Data processing and other outsourced services	805	763	905
Professional services	1,811	1,809	1,476
Other	6,791	6,206	4,932

Total	$12,372	$11,754	$10,141

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(16)  REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  As of December 31, 2008 and 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios, as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2008

Total Capital (to Risk-Weighted Assets)	$165,013	11.55%	$114,300	8.00%	$142,900	10.00%
Tier I Capital (to Risk-Weighted Assets)	147,138	10.30%	57,200	4.00%	85,700	6.00%
Tier I Capital (to Average Assets)	147,138	8.42%	69,900	4.00%	87,400	5.00%

As of December 31, 2007

Total Capital (to Risk-Weighted Assets)	$139,128	10.61%	$104,900	8.00%	$131,200	10.00%
Tier I Capital (to Risk-Weighted Assets)	124,870	9.52%	52,500	4.00%	78,700	6.00%
Tier I Capital (to Average Assets)	124,870	8.30%	60,200	4.00%	75,200	5.00%

The Company is also subject to these capital requirements.  Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2008		At December 31, 2007
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total risk-based capital ratio	$197,790	13.80%	$150,432	11.44%
Tier 1 risk-based capital ratio	178,489	12.46%	135,107	10.28%
Leverage ratio	178,489	10.57%	135,107	8.96%

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  Although the Company deals only with primary dealers, a nonrecurring loss of $440 thousand was included in noninterest income during the third quarter of 2008 related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  In addition, Lehman Brothers currently holds $1.0 million of the Company’s U.S. Government Agency investment securities as collateral as a part of these derivative agreements.  The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral.  We expect to recover in whole or in part, the value of these investment securities held as collateral either through legal proceedings with Lehman or through insurance coverage.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2008		December 31, 2007
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated
with borrowing activities	$-	$-	$(490)	$20,000

Interest rate swaps associated
with deposit taking activities	(69)	10,000	66	40,500

Cash flow hedges
Derivatives not designated as accounting hedges
Interest rate swaps associated
with borrowing activities	(483)	10,000	-	-

Interest rate options associated
with borrowing activities	3	10,000	33	10,000

Interest rate options associated
with lending activities	-	-	423	25,000

Derivatives not designated as accounting hedges
Interest rate options associated
with lending activities	-	-	7	50,000

	$(549)	$30,000	$39	$145,500

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities at December 31, 2008 was $2.9 million.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at December 31, 2008.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(17)  DERIVATIVES (Continued)

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements.  At December 31, 2008, the Company had interest rate option agreements that provide for payments to the Company in the event interest rates increase or decrease above or below levels provided in the agreements.  At December 31, 2008, one such agreement was designated as a cash flow hedge, and two of these agreements were not designated as hedges under SFAS 133.  The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges

Interest Rate Risk Management – Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates.  At December 31, 2008 and 2007, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and receive fixed interest payments, certain of which had been designated as a fair value hedges under SFAS 133, others of which were not designated as fair value hedges.  The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.  The interest rate swap related to the fixed rate Trust Preferred Securities (the Trust II Securities) has been designated as a fair value hedge.  Due to certain differences between the terms of the debt and the terms of the swap, the Company has assessed and evaluated hedge effectiveness of the swap under the “long-haul” method since its inception. Effective July 31, 2006, certain of the interest rate swap agreements used to convert brokered CD liabilities to floating rates were designated as fair value hedges.  Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income.  Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income.  The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness. The amount of hedge ineffectiveness related to the interest rate swap agreements included in income for the year ended December 31, 2008 and 2007 was zero and $12 thousand, respectively.  The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2008 and 2007 is as follows (amounts in thousands):

	2008	2007

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$252,129	$313,839
Undisbursed standby letters of credit	7,083	7,488
Undisbursed portion of construction loans	55,850	98,148

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(18)  OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(19)  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$25,215	$25,215	$31,905	$31,905
Federal funds sold and other interest-bearing deposits	2,180	2,180	2,250	2,250
Investment securities available for sale	289,466	289,466	147,426	147,426
Investment securities held to maturity	35,231	35,531	69,812	69,464
Loans, net	1,295,960	1,304,117	1,174,180	1,187,953
Investment in life insurance	27,665	27,665	16,824	16,824
Accrued interest receivable	7,690	7,690	8,009	8,009

Financial liabilities:
Deposits	1,233,112	1,227,006	1,045,237	1,044,588
Short-term borrowings	145,197	145,197	117,772	117,772
Long-term borrowings	228,016	247,223	254,633	244,039
Accrued interest payable	6,427	6,427	3,516	3,516

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	549	549	(39)	(39)

(20) FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159).  The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At December 31, 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(20) – FAIR VAULES OF ASSETS AND LIABILITIES (Continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$289,466	$340	$286,121	$3,005
Net Derivatives	(549)	-	(480)	(69)

The table below presents reconciliation for the period of January 1, 2008 to December 31, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	Securities
	Available for sale	Net Derivatives
	(Dollars in Thousands)
Beginning Balance January 1, 2008	$-	$-
Total realized and unrealized gains or losses:
Included in earnings	-	69
Included in other comprehensive income	(40)	-
Purchases, issuances and settlements	500	-
Transfers in and/or out of Level 3	2,545	-
Ending Balance	$3,005	$69

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(20) – FAIR VAULES OF ASSETS AND LIABILITIES (Continued)

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At December 31, 2008, loans with a book value of $23.3 million were evaluated for impairment.  Of this total, $19.0 million required a specific allowance totaling $2.8 million for a net fair value of $16.2 million.  The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	At December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$16,223	$-	$-	$16,223

Foreclosed assets	5,745			5,745

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(21)   PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2008 and 2007 and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008 are as follows:

Condensed Balance Sheets
December 31, 2008 and 2007
(Amounts in thousands)

	2008	2007
Assets:
Cash and due from banks	$31,409	$7,795
Investment in subsidiary	202,509	178,174
Investment securities available for sale	1,223	783
Other assets	1,298	817

Total assets	$236,439	$187,569

Liabilities:
Junior subordinated debentures	$45,877	$45,156
Other liabilities	2,605	74

Total liabilities	48,482	45,230

Stockholders' equity
Preferred Stock	40,690	-
Common stock	119,054	119,101
Retained earnings	24,901	22,198
Accumulated other comprehensive income (loss)	3,312	1,040

Total stockholders' equity	187,957	142,339

Total liablilites and stockholders' equity	$236,439	$187,569

Condensed Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006

Equity in income of subsidiaries	$8,242	$9,936	$6,216
Interest income	58	16	150
Other income	128	70	70
Interest expense	(3,202)	(3,184)	(2,740)
Other expense	(594)	(513)	(543)
Income tax benefit	1,222	1,229	1,045

Net income	5,854	7,554	4,198

Effective dividend on preferred stock	185	-	-

Net income available to common shareholders	$5,669	$7,554	$4,198

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(21)  PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006
Operating activities:
Net income	$5,854	$7,554	$4,198
Equity in income of subsidiaries	(8,242)	(9,936)	(6,216)
Amortization of debt issuance costs	51	51	51
(Increase) decrease in other assets	(23)	138	596
Increase in other liabilities	2,297	-	-
Net cash used by operating activities	(63)	(2,193)	(1,371)

Investing activities:
Cash dividend from subsidiary	1,500	-	-
Purchase of investments	(500)	-	(550)
Net cash provided (used) by investing activities	1,000	-	(550)

Financing activities:
Proceeds from issuance of preferred stock	42,750	-	-
Proceeds from issuance of long-term debt	-	10,000	-
Net proceeds from issuance of common stock	408	1,737	749
Investment in bank subsidiary	(15,000)	-	-
Cost of shares repurchased	(2,700)	(2,357)	(3,682)
Dividends paid common shareholders	(2,781)	(2,724)	(2,376)
Net cash provided (used) by financing activities	22,677	6,656	(5,309)

Net increase (decrease) in cash	23,614	4,463	(7,230)

Cash, beginning of year	7,795	3,332	10,562

Cash, end of year	$31,409	$7,795	$3,332

(22)  SUBSEQUENT EVENTS

On January 23, 2009, the Company announced that its Board of Directors, at its regular meeting on January 21, 2009, declared a quarterly cash dividend of $0.04 per share on the Company’s common stock, payable February 27, 2009 to shareholders of record on February 13, 2009.

On February 27, 2009, the FDIC also approved as a part of its restoration plan the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment will be collected on September 30, 2009. This final rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on assessable deposit balances as of December 31, 2008, this special assessment, if implemented as approved, would equal approximately $2.5 million. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for the quarter ending June 30, 2009 and the full year 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency.  Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2008.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  No such control enhancements during the quarter ended December 31, 2008 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southern Community Bank & Trust

We have audited Southern Community Financial Corporation and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Southern Community Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern Community Financial Corporation and Subsidiary as of and for the year ended December, 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 16, 2009

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2009.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2009.

The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercised of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Stock Option Plans	744,266	$9.58	503,911

Employee Stock Purchase Plan	14,591	$6.72	889,400

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	758,857	$9.53	1,393,311

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2009.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K Page

Report of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets as of December 31, 2008 and 2007	64

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	65

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	66

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	67

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	68-69

Notes to Consolidated Financial Statements	70-102

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)
Exhibit 3.2:	Bylaws
Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))
Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)
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

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))
Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2006 First Quarter Form 10-Q)
Exhibit 10.16:	Amended & Restated Salary Continuation Agreement of F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the 2007 First Quarter Form 10-Q)
Exhibit 10.17:	Amended & Restated Salary Continuation Agreement of Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2007 First Quarter Form 10-Q)
Exhibit 10.18:	Employment Agreement with James C. Monroe, Jr. (incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 2007)
Exhibit 10.19:	Amendment Number One to Employment Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.1 to the 2007 Third Quarter Form 10-Q)
Exhibit 10.20:	Amendment Number One to Employment Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)
Exhibit 10.21:	Amendment Number One to Employment agreement with James C. Monroe, Jr. (incorporated by reference to Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)
Exhibit 10.22:	Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.23:	Amendment Number One to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.24:	Addendum A to Split Dollar Agreement with F. Scott Bauer (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.25:	Addendum A to Split Dollar Agreement with Jeff T. Clark (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.26:	Employment Agreement with James Hastings (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K dated June 17, 2008)
Exhibit 10:27:	Salary Continuation Agreement with James Hastings (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K dated June 17, 2008)
Exhibit 10.28	Waiver Agreement and Acknowledgement with F. Scott Bauer
Exhibit 10.29	Waiver Agreement and Acknowledgement with Jeffrey T. Clark
Exhibit 10.30	Waiver Agreement and Acknowledgement with Robert L. Davis, Jr.
Exhibit 10.31	Waiver Agreement and Acknowledgement with James Hastings
Exhibit 10.32	Waiver Agreement and Acknowledgement with James C. Monroe, Jr.
Exhibit 10.33:	Amendment Number Two to Employment Agreement with James C. Monroe, Jr.
Exhibit 10.34:	Amendment Number One to Salary Continuation Agreement with F. Scott Bauer
Exhibit 10.35:	Amendment Number One to Salary Continuation Agreement with Jeff T. Clark
Exhibit 10.36:	Amendment Number One to Salary Continuation Agreement with James Hastings

Exhibit 10.37:	Amendment Number One to Employment Agreement with James Hastings
Exhibit 10.38:	Amendment Number Two to Employment Agreement with F. Scott Bauer
Exhibit 10.39:	Amendment Number Two to Employment Agreement with Jeff T. Clark
Exhibit 10.40:	Amendment Number One to Salary Continuation Agreement with Robert L. Davis
Exhibit 10.41:	Amendment Number Two to Employment Agreement with Robert L. Davis
Exhibit 10.42:	Amendment Number Two to Salary Continuation Agreement with James C. Monroe, Jr.
Exhibit 10.43:	Amendment Number Three to Employment Agreement with James C. Monroe, Jr.
Exhibit 21:	Subsidiaries of the Registrant
Exhibit 23:	Consent of Dixon Hughes PLLC
Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
Exhibit 32:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 16, 2009	By:	/s/ F, Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board and Chief
F. Scott Bauer	Executive Officer (principal	March 16, 2009
executive officer)

/s/ James Hastings	Executive Vice President and Chief
James Hastings	Financial Officer (principal financial
	and accounting officer)	March 16, 2009

/s/ Edward T. Brown	Director
Edward T. Brown		March 16, 2009

/s/ James G. Chrysson	Director
James G. Chrysson		March 16, 2009

/s/ James O. Frye	Director
James O. Frye		March 16, 2009

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		March 16, 2009

/s/ Beverly H. Godfrey	Director
Beverly H. Godfrey		March 16, 2009

SIGNATURE	TITLE	DATE

/s/ Lynn L. Lane	Director
Lynn L. Lane		March 16, 2009

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		March 16, 2009

/s/ Stephen L. Robertson	Director
Stephen L. Robertson		March 16, 2009

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		March 16, 2009

Director
William G. Ward, Sr., M.D.		March 16, 2009