Form 10-Q
period 2009-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2009-05-11
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2009 (the most recent practicable date), the registrant had outstanding 16,793,175 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition March 31, 2009 and December 31, 2008	13

	Consolidated Statements of Operations Three Months Ended March 31, 2009 and 2008	14

	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2009 and 2008	15

	Consolidated Statement of Changes in Stockholders’ Equity Three Months Ended March 31, 2009	16

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2009 and 2008	17

	Notes to Consolidated Financial Statements	18

Item 2 -	Selected Financial Information	3

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 -	Controls and Procedures	32

Part II.	Other Information

Item 1A -	Risk Factors	32

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6 -	Exhibits	33

Signatures		34

Part I. FINANCIAL INFORMATION

	Quarter Ended						% of Change March 31, 2009 from
	March 31,		December 31,		March 31,		December 31,	March 31,
	2009		2008		2008		2008	2008
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$22,744		$24,278		$24,325		(6)%	(6)%
Interest expense	10,285		11,459		13,323		(10)	(23)
Net interest income	12,459		12,819		11,002		(3)	13
Provision for loan losses	4,000		2,360		925		69	332
Net interest income after provision for loan losses	8,459		10,459		10,077		(19)	(16)
Non-interest income	2,587		2,518		3,589		3	(28)
Non-interest expense (4)	60,584		10,653		10,560		NM	NM
Income (loss) before income taxes	(49,538)		2,324		3,106		NM	NM
Provision for income taxes	(214)		766		1,041		NM	NM
Net income (loss)	$(49,324)		$1,558		$2,065		NM	NM

Effective dividend on preferred stock	627		185		-

Net income (loss) to common shareholders	$(49,951)		$1,373		$2,065

Net Income Per Share:
Basic	$(2.98)		$0.08		$0.12
Diluted	(2.98)		0.08		0.12

Selected Performance Ratios:
Return on average assets	-10.85%		0.34%		0.51%
Return on average equity	-106.14%		4.01%		5.84%
Net interest margin (1)	3.01%		3.10%		2.98%
Efficiency ratio (2)	73.66%		69.46%		72.37%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.56%		1.10%		0.57%
Nonperforming assets to total assets (3)	1.73%		1.12%		0.48%
Net loan charge-offs to average loans outstanding (annualized)	1.09%		0.43%		0.11%
Allowance for loan losses to period-end loans	1.49%		1.43%		1.20%
Allowance for loan losses to nonperforming loans	0.95	X	1.31	X	2.12	X

Capital Ratios:
Total risk-based capital	13.69%		13.80%		11.04%
Tier 1 risk-based capital	12.35%		12.46%		9.85%
Leverage ratio	9.96%		10.57%		8.60%
Equity to assets ratio	7.72%		10.42%		8.54%

Balance Sheet Data: (End of Period)
Total assets	1,789,734		1,804,025		1,690,452		(1)	6
Loans	1,297,489		1,314,811		1,235,952		(1)	5
Deposits	1,328,143		1,233,112		1,142,735		8	16
Short-term borrowings	101,425		145,197		115,301		(30)	(12)
Long-term borrowings	212,975		228,016		278,005		(7)	(23)
Stockholders’ equity	138,209		187,957		144,350		(26)	(4)

Other Data:
Weighted average shares
Basic	16,780,058		17,369,765		17,359,452
Diluted	16,780,058		17,398,432		17,401,589
Period end outstanding shares	16,793,175		16,769,675		17,319,351

Number of banking offices	22		22		22
Number of full-time equivalent employees	341		337		345

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income. This ratio for first quarter2009 excludes the $49,501 goodwill impairment charge.
(3)	Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets, where applicable.
(4)	Includes $49,501 goodwill impairment charge.
NM - Not meaningful

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

Summary of First Quarter

Total assets decreased $14.0 million during the first quarter primarily due to the goodwill impairment charge discussed below.  Excluding the goodwill impairment charge, total assets grew $35.5 million or 2.0% during the first quarter of 2009 led by investment securities which increased $21.2 million or 6.5% and federal funds sold which grew $15.7 million to end the period at $17.9 million.  Investment securities were purchased during the quarter to invest excess funds as deposits continued to grow at a steady pace while loan balances decreased due to a slowdown in loan demand precipitated by a downturn in the economy.  The majority of the securities purchased were available for sale government agencies which increased $52.4 million while mortgage-backed securities increased $11.7 million and municipals increased $7.4 million.  Total loans declined $17.3 million or 1.3% during the quarter to end the period at $1.30 billion.  Commercial mortgage loans, which total $428.2 million or 33.0% of gross loans, continue to comprise the largest segment of the loan portfolio and were the only segment to grow during the quarter increasing $9.0 million or 2.1% for the quarter.  Construction loans experienced the largest decrease for the quarter decreasing $17.0 million or 6.5% to $243.6 million or 18.8% of total gross loans, as housing construction has contracted in this economic slowdown.  Residential mortgage loans decreased $3.2 million or 0.8% and comprised 30.1% of the total loan portfolio.  Of the $3.2 million decrease in the residential mortgage loan segment, land and building lots decreased $1.6 million, 1-4 family residences decreased $1.4 million and home equity loans decreased $254 thousand.  Commercial and industrial loans decreased $4.6 million or 2.1% and represent 16.7% of total gross loans while loans to individuals decreased $1.5 million or 7.7%.  Total deposits were $1.33 billion at quarter end, an increase of $95.0 million or 7.7% from year-end 2008.  Time deposits grew $94.4 million or 14.4% while a small increase in money market, savings and NOW accounts was offset by a decrease in demand deposits.  Borrowings decreased $58.8 million or 15.8% with short term borrowings decreasing $43.8 million and long term borrowings decreasing $15.0 million.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the Company’s fair value has decreased significantly compared with previous assessments.  Our goodwill testing for the first quarter of 2009, which included an analysis by a independent third party, indicated that the Company’s fair value does not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company has recorded a $49.5 million goodwill impairment charge to write off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was the primary reason for the Company’s $49.3 million net loss in the first quarter 2009.

Net interest income decreased by $360 thousand or 2.8% for the quarter compared to the fourth quarter of 2008.  Interest income declined due to many factors including a shift in the mix of earning assets from higher yielding loans to lower yielding investment securities as outstanding loan balances declined from a slowdown in loan demand.  Total interest income decreased by $1.5 million or 6.3% while interest expense decreased $1.2 million or 10.3% compared to the previous quarter.  Interest expense also decreased during the quarter as the funding mix shifted with a decrease in borrowings of $58.8 million and strong growth in retail certificates of deposit.  The net interest margin decreased 9 basis points to 3.01% compared to 3.10% for the prior quarter and increased 3 basis points when compared to 2.98% for the first quarter of 2008.

The Company increased its provision for loan losses to $4.0 million for the quarter compared with $2.4 million for the fourth quarter of 2008 and $925 thousand for the first quarter of 2008.  This higher provision level resulted as more loans were identified as nonperforming during the first quarter.  Based on the challenges we are seeing in residential construction and development, we continued our proactive approach to credit risk management.  Nonperforming loans increased to $20.3 million or 1.56% of loans at March 31, 2009 from $14.4 million or 1.10% of loans at December 31, 2008 compared to $7.0 million or 0.57% of loans at March 31, 2008.  Nonperforming assets increased to $31.0 million or 1.73% of total assets at March 31, 2009 compared to $20.2 million or 1.12% of total assets at December 31, 2008.  Net charge-offs during the first quarter of 2009 increased to 1.09% (annualized) of average loans compared to 0.43% in the prior quarter.  The increases in net charge-offs, nonperforming loans and nonperforming assets continue to be predominately related to residential construction and development lending.  The allowance for loan losses of $19.3 million at March 31, 2009 represented 1.49% of total loans and 0.95 times nonperforming loans at current quarter-end compared with 1.43% of total loans and 1.31 times nonperforming loans at December 31, 2008.  We believe the allowance is adequate for losses inherent in the loan portfolio at March 31, 2009.

Non-interest income was $2.6 million during the first quarter of 2009, compared to $2.5 million for the prior quarter and $3.6 million for the first quarter of 2008.  The increase in the non-interest income in the current quarter compared to the prior quarter was attributable to increases in mortgage banking income from increased refinance activity, in wealth management income from increased transaction volume in sales of annuities and life insurance products and in SBIC income.  These increases were offset by a $404 thousand loss as the Company’s equity investment in Silverton Bank was determined to be worthless based on their closure by banking regulators on May 1, 2009.  Income from SBIC activities increased to $238 thousand in the current quarter compared to an $89 thousand gain reported in the fourth quarter of 2008 and a $150 thousand loss in the first quarter of 2008.  Income from SBIC activities will vary as the gains and losses from investments are recognized.  Non-interest income from mortgage banking and investment brokerage activities increased in the current quarter although they declined compared to the first quarter of 2008.

Total non-interest expense was $60.6 million for the first quarter primarily due to the $49.5 million goodwill impairment charge discussed above.  Excluding the goodwill impairment charge, non-interest expense of $11.1 million in the first quarter of 2009 increased $430 thousand or 4.0% from the prior quarter and grew by $523 thousand or 5.0% compared with the $10.6 million reported in the year ago period.  The increase from the prior quarter was primarily due to increases in health insurance benefit costs, commissions on increased mortgage and wealth management activity and increased marketing efforts.  This increase from the first quarter of 2008 reflects increased expenses associated with problem loan workout efforts, buyer incentives paid to purchasers of bank-financed builder housing inventory, FDIC insurance costs, professional services and occupancy costs.

Nonperforming loans and nonperforming assets rose from the prior quarter by $5.8 million and $10.9 million respectively, due to the continued effects of the current economic conditions in our market area and throughout the country.  For the current quarter, net charge-offs of $3.5 million or 1.09% of average loans were 66 basis points higher than the 0.43% from the previous quarter and 98 basis points higher than the 0.11% from the first quarter of 2008.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

Financial Condition at March 31, 2009 and December 31, 2008

During the three month period ending March 31, 2009, total assets decreased by $14.0 million, or 0.8%, to $1.79 billion as a $49.5 million goodwill impairment charge was recorded as of quarter-end.  The Company’s balance sheet management for the quarter emphasized investing funds generated by inflows from deposit growth, investment securities maturities, calls and prepayments and net loan repayments as well as reducing borrowings, maintaining an adequate allowance for loan losses and keeping regulatory capital ratios in excess of the well capitalized threshold.  The investment of funds was achieved by growing the investment portfolio by $21.2 million or 6.5% over year-end levels in the face of a slowdown in overall loan demand; while short term borrowings were reduced $43.8 million and long term borrowings were reduced $15.0 million.

In the loan portfolio, commercial mortgage loans, which total $428.2 million or 33.0% of gross loans, continue to comprise the largest segment and was the only segment to grow during the first quarter increasing by $9.0 million or 2.1%.  The construction segment of the portfolio decreased $17.0 million to end the period at $243.6 million, or 18.8% of gross loans as the residential construction and development loans continue to be impacted by decreased sales activity in the housing market.  Loans secured by residential mortgages experienced a decrease of $3.2 million or 0.8% and commercial and industrial lending declined $4.6 million to $216.6 million at March 31, 2009 or 16.7% of the total loan portfolio.

We utilize various funding sources, as necessary, to support balance sheet management and growth.  Customer deposits continued to be our primary funding source for asset growth during the first quarter due to substantial increases in certificates of deposit.  At March 31, 2009, deposits totaled $1.33 billion, an increase of $95.0 million or 7.7% from year-end 2008.  Time deposits increased $94.4 million or 14.4% during the quarter; while non-maturity deposits increased $595 thousand or less than 1% during the period as customers moved to time deposits for increased yield.  Of the $94.4 million or 14.4% increase in time deposits, local retail certificates increased $106.3 million as brokered and out-of-market certificates decreased by $11.9 million during the quarter.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us “well capitalized” under federal bank regulatory capital guidelines.  At March 31, 2009, our stockholders’ equity totaled $138.2 million, a decrease of $49.5 million compared to December 31, 2008.  The decrease is the result of a net loss of $49.3 million, offset by a net increase of $1.2 million in the market value of available for sale securities, $671 thousand of cash dividends declared in January 2009 and paid to shareholders during the period and dividends totaling $627 thousand related to the preferred stock issued to the United States Treasury through the Capital Purchase Program.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Loss.  Our net loss for the three months ended March 31, 2009 was $49.3 million compared with net income of $2.07 million for the same three month period in 2008.  Net income (loss) per share available to common shareholders was ($2.98) for both basic and diluted for the three months ended March 31, 2009 as compared with $0.12 for both basic and diluted for the same period in 2008.  Net interest income for the first quarter of 2009 was $12.5 million, up $1.5 million, or 13.2% compared with the first quarter 2008, due in part to strong loan growth in the second and third quarters of 2008 and strong time deposit growth year-over-year.  The net interest margin of 3.01% increased three basis points from the year ago period.  Non-interest income was $2.6 million during the first quarter of 2009, which represents an decrease of 27.9% from non-interest income of $3.6 million reported in the comparable period in 2008, primarily the result of a nonrecurring $1.0 million gain being recognized in connection with economic hedges in the first quarter of 2008 compared to a net loss from derivative activity of $22 thousand in the first quarter of 2009.  These increases were offset by a $404 thousand loss as the Company’s equity investment in Silverton Bank was determined to be worthless based on their closure by banking regulators on May 1, 2009. In contrast, Salem Capital Partners, our small business investment company (SBIC) affiliate, recognized a gain of $238 thousand for first quarter 2009 compared to a loss of $150 thousand in the first quarter of 2008.  Non-interest expense increased $50.0 million principally due to the $49.5 million goodwill impairment charge mentioned above.  Excluding this goodwill impairment charge, non-interest expenses for the first quarter 2009 increased $523 thousand or 5% over the comparable 2008 quarter.  This increase from the first quarter of 2008 reflects increased expenses associated with problem loan workout efforts including OREO costs, the buyer incentives to purchasers of bank-financed builder housing inventory, FDIC insurance cost, professional services and occupancy costs.

Net Interest Income. During the three months ended March 31, 2009, our net interest income was $12.5 million, an increase of $1.5 million or 13.2% over the first quarter 2008.  Continued strong loan demand during the second and third quarters of 2008 contributed to the 13% year-over-year increase in the average balance of interest earning assets.  Despite the competitive pressure on rates paid on deposits, our cost of funds decreased at a slightly faster rate than the overall yield on our earning assets resulting in a minimal change in the net interest margin which increased three basis points from the first quarter of 2008.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the first quarter of 2009, the Federal Reserve maintained the Federal Funds rate at the all time low of 25 basis points.  The Federal Funds rate was reduced seven times throughout 2008 for a total of 325 basis points resulting in a comparable reduction in the prime rate.  The loan portfolio is structured with approximately 44% of loans with fixed rates, which will not be immediately affected by the change, and 56% with variable rates which will reprice as the applicable rate changes.  At quarter end, approximately 73% of the variable rate loans were tied to prime; while 27% of the variable rate loans were tied to LIBOR or another index.  The loans tied to prime were generally repriced at the time of the change in the prime rate index; while the loans tied to LIBOR reprice based on terms of the loan.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management.  The average yield on interest-earning assets in the first quarter of 2009 decreased 110 basis points to 5.49% compared to the first quarter 2008 as management exercised improved loan pricing by instituting floors on the majority of variable rate loans and exercising pricing power on new loans and renewals.  The lower interest rate environment has also impacted our funding costs.  Our cost of average interest bearing liabilities for the first quarter of 2009 decreased 120 basis points to 2.72% compared to the first quarter of 2008.  For the first quarter 2009, our net interest margin of 3.01%, decreased from 3.10% for the fourth quarter of 2008 and increased from 2.98% in the first quarter of 2008.  The effect of any future market interest rate changes and the applicable repricing of loans, deposits, and borrowings will continue to be reflected in the net interest income in future quarters.  Although the Company believes our margins are stabilizing, we may see some continued compression in our margins as loan customers will request to refinance their loans at a lower rate; however competitive rates must still be paid for our funding sources.

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
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008

	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,310,679	$18,762	5.81%	$1,219,800	$21,183	6.98%
Investment securities available for sale	315,765	3,642	4.68%	195,565	2,410	4.96%
Investment securities held to maturity	27,864	332	4.83%	67,756	720	4.27%
Federal funds sold	24,985	8	0.13%	1,916	12	2.52%

Total interest earning assets	1,679,293	22,744	5.49%	1,485,037	24,325	6.59%
Other assets	105,781			140,127
Total assets	$1,785,074			$1,625,164

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$469,447	$1,627	1.41%	$478,407	$3,255	2.74%
Time deposits greater than $100K	181,416	1,425	3.19%	310,923	3,963	5.13%
Other time deposits	519,969	4,251	3.32%	167,738	1,891	4.53%
Short-term borrowings	101,425	565	2.26%	115,301	1,320	4.60%
Long-term borrowings	263,699	2,416	3.72%	295,899	2,894	3.93%

Total interest bearing liabilities	1,535,956	10,284	2.72%	1,368,268	13,323	3.92%

Demand deposits	101,747			102,753
Other Liabilities	9,360			11,953
Stockholders' equity	138,011			142,190

Total liabilities and stockholders' equity	$1,785,074			$1,625,164

Net interest income and net interest spread		$12,460	2.78%		$11,002	2.67%
Net interest margin			3.01%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.33%			108.51%

Provision for Loan Losses. The Company recorded a $4.0 million provision for loan losses for the quarter ended March 31, 2009, representing an increase of $3.1 million from the $925 thousand provision from the first quarter of 2008.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan balances, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.09% for the quarter ended March 31, 2009, compared with 0.11% for the quarter ended March 31, 2008.

Non-Interest Income.  For the three months ended March 31, 2009, non-interest income of $2.6 million decreased by $1.0 million or 27.9% from $3.6 million for the same period in the prior year.  The decrease was primarily the result of a nonrecurring $1.0 million gain being recognized in the first quarter of 2008 in connection with economic hedges compared to a loss of $22 thousand in the first quarter of 2009.  These increases were offset by a $404 thousand loss as the Company’s equity investment in Silverton Bank was determined to be worthless based on their closure by banking regulators on May 1, 2009.  Salem Capital Partners, our small business investment company (SBIC) affiliate established seven years ago, recognized a gain of $238 thousand compared to a loss of $150 thousand in the first quarter of 2008.  Income from SBIC activities will vary as the gains and losses from these investments are recognized.  Income from mortgage banking activities of $416 thousand was down $68 thousand, or 14.1% compared to the first quarter of 2008, as first quarter 2008 refinance activity was more robust than in 2009.  Investment brokerage and trust fees decreased to $296 thousand, down 20.2% from the year ago period due to the impact of the economic downturn on investor activity as sales volume is lower and the revenue mix has shifted from equities and mutual funds to sales of annuities and life insurance.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support and service our growth.  From 1998 forward through the current three month period, with the exception of the current period goodwill impairment charge, we have consistently maintained our ratio of non-interest expense to average assets below 3.0%.  Excluding the $49.5 million goodwill impairment charge incurred during the first quarter of 2009, our non-interest expense increased $523 thousand or 5.0% over the same period in 2008.  This increase was primarily related to expenses associated with problem loan workout efforts and OREO expense which increased $184 thousand.  A buyer’s incentive program was established to encourage customers to purchase homes from bank-financed builder inventory, which cost $100 thousand during the current quarter.  Expenses for professional services including attorneys fees increased $201 thousand compared to the year ago quarter due to processing foreclosed loans and pursuing legal remedies related to losses reported in previous quarters with derivative instruments.

Provision for Income Taxes.  Income taxes were a benefit of $214 thousand as tax-exempt income including an increase in cash surrender value on bank-owned life insurance and interest on municipal bonds exceeded taxable income.

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

Investment securities totaled $345.9 million at March 31, 2009, an increase of $21.2 million from $324.7 million at December 31, 2008.  We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $130.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $446.5 million, as of March 31, 2009, with lendable collateral value of $313.0 million.  Borrowings with the FHLB were $137.1 million at March 31, 2009.  Under the Federal Reserve’s Term Auction Facility, we had borrowings outstanding of $20 million as of March 31, 2009.  Given the flexibility in the types of eligible collateral that may be pledged for borrowings under the facility, we have up to $244.5 million in additional borrowing capacity under the facility.  In addition, we have capacity to issue new senior unsecured debt up to $33.1 million through the FDIC’s Temporary Liquidity Guarantee Program.  At March 31, 2009, we had funding of $100.0 million in the form of term repurchase agreements with maturities from one to five years which remained unchanged from year-end 2008 and from the first quarter of 2008.  We have repurchase lines of credit aggregating $100.0 million from various institutions.  The repurchases must be adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $11.4 million and $23.2 million at March 31, 2009 and December 31, 2008, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations.  At March 31, 2009, our outstanding commitments to extend credit consisted of loan commitments of $201.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $101.5 million, $7.5 million and $15.4 million, respectively.  We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout our twelve year history, our loan demand has exceeded our growth in core deposits.  We have therefore relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase demand and other core deposit accounts to improve our funding mix.  The deposit emphasis shifted in the fourth quarter of 2008 and throughout the first quarter of 2009 as we introduced a time deposit campaign to address customer concerns for a higher yield and availability of funds with a one time withdrawal during the term of the certificate.  As a result of this promotion, time deposits at March 31, 2009 increased $94.4 million or 14.4% compared to December 31, 2008, and has had a minimal impact on our net interest margin.  Certificates of deposits represented 56.4% of our total deposits at March 31, 2009, an increase from 53.1% at December 31, 2008.  Time deposits of $100 thousand or more totaled $199.8 million and $163.6 million at March 31, 2009 and December 31, 2008, respectively.  While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will also determine their continued retention.

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

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  The Company has agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans, as part of the CPP.  Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.

At March 31, 2009, our leverage ratio (Tier I capital to average quarterly assets) was 9.96%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at March 31, 2009 were 12.35% and 13.69%, respectively.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through March 31, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the first quarter of 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the Treasury as long as the Treasury invests in our preferred stock.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a cash dividend on a quarterly basis.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming loans increased to $20.3 million or 1.56% of total loans at March 31, 2009, compared to $14.4 million or 1.10% of loans at December 31, 2008.  Approximately 89% of these nonperforming loans were related to residential construction and development lending. In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral. Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans. Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  The largest nonaccrual balance of any one borrower was $4.8 million, with the average balance for the seventy-seven nonaccrual loans being $264 thousand. At December 31, 2008, we had $14.4 million in nonaccrual loans.  The largest nonaccrual balance of any one borrower at year end was $2.9 million, with the average balance for the seventy-two nonaccrual loans being $200 thousand.

In addition to nonperforming loans there were $21.2 million of loans at March 31, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  Approximately 89% of these potential problem loans at March 31, 2009 were related to residential construction and development lending.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At March 31, 2009, foreclosed assets totaled $10.8 million or 0.60% of total assets, and consisted of forty-six properties compared to $5.7 million or 0.32% of total assets, and thirty properties at December 31, 2008.  The largest dollar value of a foreclosed property was $2.9 million and $890 thousand at March 31, 2009 and December 31, 2008, respectively.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

The Bank’s format for the calculation of ALLL begins with the evaluation of loans under SFAS 114.  For the purpose of evaluating loans for impairment under SFAS 114, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for SFAS 114 impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the allowance, even if no specific allowance (the SFAS 114 component) is considered necessary.  See Note 4 to the Financial Statements for further discussion.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although at the last two quarter ends loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans.  The provision for loan losses increased to $4.0 million for the first quarter of 2009 as compared to $925 thousand for the same period last year due principally to an increase in nonperforming loans.  The allowance for loan losses at March 31, 2009 was $19.3 million and represented 1.49% of total loans which increased from 1.43% from year end and was 0.95 times nonperforming loans.  At March 31, 2008, the allowance was $14.9 million, which represented 1.20% of total loans and 2.12 times nonperforming loans.  As a percentage of loans outstanding, the allowance increased from the first quarter of the prior year as a result of increased nonperforming loans and is based on the model described above.  We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

		March 31,	December 31,
		2009	2008*
		(Amounts in thousands, except share data)
Assets
Cash and due from banks		$28,268	$25,215
Federal funds sold		17,891	2,180
Investment securities
Available for sale, at fair value		320,897	289,466
Held to maturity, at amortized cost		24,964	35,231
Federal Home Loan Bank stock		10,178	9,757

Loans held for sale		6,044	316

Loans		1,297,489	1,314,811
Allowance for loan losses		(19,314)	(18,851)
	Net Loans	1,278,175	1,295,960

Premises and equipment, net		40,622	40,030
Goodwill		-	49,501
Other assets		62,695	56,122

	Total Assets	$1,789,734	$1,803,778
Liabilities and Stockholders’ Equity
Deposits
Demand		$98,618	$102,048
Money market, savings and NOW		479,797	475,772
Time		749,728	655,292
	Total Deposits	1,328,143	1,233,112

Short-term borrowings		101,425	145,197
Long-term borrowings		212,975	228,016
Other liabilities		8,982	9,743

	Total Liabilities	1,651,525	1,616,068

Stockholders’ Equity
Senior Cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at March 31, 2009 and December 31, 2008		40,783	40,690
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,793,175 shares at March 31, 2009 and 16,769,675 shares at December 31, 2008		119,170	119,054
Retained earnings (deficit)		(25,715)	24,901
Accumulated other comprehensive income		3,971	3,065
	Total Stockholders’ Equity	138,209	187,710

Total Liabilities and Stockholders' Equity		$1,789,734	$1,803,778

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$18,762	$21,183
Investment securities available for sale	3,642	2,410
Investment securities held to maturity	332	720
Federal funds sold	8	12

Total Interest Income	22,744	24,325
Interest Expense
Money market, NOW deposits and savings	1,628	3,255
Time deposits	5,676	5,854
Borrowings	2,981	4,214

Total Interest Expense	10,285	13,323

Net Interest Income	12,459	11,002

Provision for Loan Losses	4,000	925

Net Interest Income After Provision for Loan Losses	8,459	10,077

Non-Interest Income	2,587	3,589

Non-Interest Expense
Salaries and employee benefits	5,530	5,794
Occupancy and equipment	2,034	1,964
Goodwill impairment	49,501	-
Other	3,519	2,802

Total Non-Interest Expense	60,584	10,560

Income (Loss) Before Income Taxes	(49,538)	3,106

Income Tax (Benefit) Expense	(214)	1,041

Net Income (Loss)	$(49,324)	$2,065

Effective Dividend on Preferred Stock	627	-

Net Income (Loss) Available to Common Shareholders	$(49,951)	$2,065

Net Income (Loss) Per Common Share
Basic	$(2.98)	$0.12
Diluted	(2.98)	0.12

Weighted Average Common Shares Outstanding
Basic	16,780,058	17,359,452
Diluted	16,780,058	17,401,589

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)

Net income (loss)	$(49,324)	$2,065

Other comprehensive income :
Securities available for sale:
Unrealized holding gains on available for sale securities	1,893	2,119
Tax effect	(729)	(817)
Reclassification of (gains) losses recognized in net income (loss)	(1)	-
Tax effect	-	-
Net of tax amount	1,163	1,302
Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	258	395
Tax effect	(100)	(154)
Reclassification of (gains) losses recognized in net income (loss), net:
Amortization of terminated floor contract	(166)	-
Other	-	9
Acquisition premium on interest rate cap contract, net of amortization	(405)	-
Tax effect	156
Net of tax amount	(257)	250

Total other comprehensive income	906	1,552

Comprehensive income (loss)	$(48,418)	$3,617

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Comprehensive Income	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2008	42,750	$40,690	16,769,675	$119,054	$24,901	$3,065	$187,710
Net income (loss)	-	-	-	-	(49,324)	-	(49,324)
Other comprehensive income, net of tax	-	-	-	-	-	906	906
Restricted stock issued	-	-	23,500	73	-	-	73
Stock-based compensation	-	-		43	-	-	43
Preferred stock dividend	-	-	-	-	(534)	-	(534)
Preferred stock accretion of discount	-	93	-	-	(93)	-	-
Cash dividends of $.04 per share	-	-	-	-	(665)	-	(665)

Balance at March 31, 2009	42,750	$40,783	16,793,175	$119,170	$(25,715)	$3,971	$138,209

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(49,324)	$2,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	907	1,004
Provision for loan losses	4,000	925
Proceeds from sales of loans held for sale	28,091	24,139
Originations of loans held for sale	(33,819)	(26,320)
Stock-based compensation	43	33
Net increase in cash surrender value of life insurance	(340)	(164)
Realized gain on sale of available for sale securities, net	(1)	-
Realized loss of equity investment in Silverton Bank	404	-
Realized loss on sale of premise and equipment	1	10
Realized gain on sale of loans	(1)	-
(Gain) loss on economic hedges	22	(1,044)
Deferred income taxes	(743)	(803)
Realized (gain) loss on sale of foreclosed assets	(6)	27
Goodwill impairment	49,501	-
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,247)	906
Increase (decrease) in other liabilities	(1,080)	2,022
Total Adjustments	45,732	735
Net Cash Provided by ( used in) Operating Activities	(3,592)	2,800

Cash Flows from Investing Activities
Increase in federal funds sold	(15,711)	(2,502)
Purchase of:
Available-for-sale investment securities	(71,530)	(88,693)
Held-to-maturity investment securities	-	-
Proceeds from maturities and calls of:
Available-for-sale investment securities	29,697	11,592
Held-to-maturity investment securities	10,265	11,755
Proceeds from sale of:
Available-for-sale investment securities	11,897	-
Purchase of Federal Home Loan Bank stock	(421)	(2,264)
Proceeds from sales of Federal Home Loan Bank stock	-	2,477
Net (increase) decrease in loans	7,158	(47,844)
OREO capitalized cost	(172)	-
Purchases of premises and equipment	(1,423)	(729)
Proceeds from disposal of premises and equipment	-	8
Proceeds from sale of foreclosed assets	1,753	51
Net Cash Used in Investing Activities	(28,487)	(116,149)

Cash Flows from Financing Activities
Net increase in demand deposits	595	11,296
Net increase in time deposits	94,436	86,202
Net decrease in short-term borrowings	(43,772)	(19,471)
Proceeds from long-term borrowings	-	40,000
Repayment of long-term borrowings	(15,041)	(39)
Net proceeds from the issuance of common stock	-	131
Cost of shares repurchased	-	(942)
Preferred dividends paid	(415)	-
Cash dividends paid	(671)	(696)
Net Cash Provided by Financing Activities	35,132	116,481
Net Increase in Cash and Due From Banks	3,053	3,132
Cash and Due From Banks, Beginning of Period	25,215	31,905

Cash and Due From Banks, End of Period	$28,268	$35,037

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

 Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust.  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of Southern Community Financial Corporation, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 annual report on Form 10-K.  This quarterly report should be read in conjunction with the annual report.

Recently issued accounting pronouncements

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities.  The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used.  Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments.  The adoption of SFAS 161 did not have a material effect on our financial statements at the date of adoption.  For additional information, see Note 10 (Derivatives) to Financial Statements.

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS 157-2 in the first quarter 2009 did not have a material impact on the consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company will adopt provisions of FSP FAS 107-1 and APB 28-1 for the Company’s interim reporting period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery.  The full impairment loss is recognized in earnings if the holder is unable to make these assertions.  Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income.  Both the full impairment and credit loss portion are presented on the face of the statement of operations.  FSP FAS 115-2 also requires additional disclosure in interim periods.  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009.  Early adoption for interim and annual periods ending after March 15, 2009 is permitted.  The Company will adopt FSP FAS 107-1 as of June 30, 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009.  Early adoption for interim and annual periods ending after March 15, 2009 is permitted.  The Company will adopt FSP FAS 157-4 as of June 30, 2009.  It is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 2 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed based on the weighted average number of shares outstanding during each period.  Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended
	March 31,
	2009	2008

Weighted average number of common shares used in computing basic net income per common share	16,780,058	17,359,452

Effect of dilutive stock options and awards	-	42,137

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	16,780,058	17,401,589

Net income (loss) (in thousands)	$(49,951)	$2,065
Per common share:
Basic	(2.98)	0.12
Diluted	(2.98)	0.12

For the three months ended March 31, 2009 and 2008, net income (loss) for determining net income (net loss) per common share was reported as net income (loss) less the dividend on preferred stock.  Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 731,201 and 648,378 shares for the three months ended March 31, 2009 and 2008, respectively.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$108,379	$1,721	$182	$109,918
Mortgage-backed securities	186,612	7,174	-	193,786
Municipals	9,791	54	22	9,823
Other	8,668	49	1,347	7,370
	$313,450	$8,998	$1,551	$320,897

Securities held to maturity:
U. S. government agencies	$15,500	$219	$-	$15,719
Mortgage-backed securities	1,526	37	-	1,563
Municipals	7,938	186	80	8,044
	$24,964	$442	$80	$25,326

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Other	9,072	4	682	8,394
	$283,912	$6,474	$920	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand to write off its equity investment in Silverton which was classified as other securities available for sale in the above table.  The loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the three month period ended March 31, 2009.

Note 3 – Investment Securities (continued)

The following tables show the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$16,318	$182	$-	$-	$16,318	$182
Municipals	1,915	22	-	-	1,915	22
Other	1,268	401	1,804	946	3,072	1,347
Total temporarily impaired securities	$19,501	$605	$1,804	$946	$21,305	$1,551

Securities held to maturity:
Municipals	$224	$2	$1,288	$78	$1,512	$80

Note 4 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31,		At December 31,
	2009		2008
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$390,207	30.1%	$393,360	29.9%
Commercial mortgage loans	428,222	33.0%	419,212	31.9%
Construction loans	243,590	18.8%	260,549	19.8%
Commercial and industrial loans	216,588	16.7%	221,231	16.8%
Loans to individuals	18,882	1.4%	20,459	1.6%

Subtotal	1,297,489	100.0%	1,314,811	100.0%

Less: Allowance for loan losses	(19,314)		(18,851)

Net loans	$1,278,175		$1,295,960

Note 4 – Loans (continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)

Balance at beginning of period	$18,851	$14,258

Provision for loan losses	4,000	925

Charge-offs	(3,596)	(504)
Recoveries	59	174

Net charge-offs	(3,537)	(330)

Balance at end of period	$19,314	$14,853

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Amounts in thousands)

Nonaccrual loans	$20,251	$14,433	$4,033
Other nonperforming loan	-	-	2,979
Total nonperforming loans	20,251	14,433	7,012
Foreclosed assets	10,798	5,745	1,030
Total nonperforming assets	$31,049	$20,178	$8,042

The other nonperforming loan referred to above was placed in nonaccrual status subsequent to March 31, 2008.

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

As of March 31, 2009, the Company had recorded investment in loans considered impaired in accordance with SFAS No. 114 of $22.6 million.  A corresponding valuation allowance of $2.6 million has been provided for impaired loans with an outstanding balance of $14.4 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

Note 5 – Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the estimated fair value of the reporting unit (determined to be Company-level) was developed using both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under one market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.  Our goodwill annual testing in May 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of The Community Bank continued to properly value the acquired company and had not been impaired as of December 31, 2008.  No impairment has been recorded as a result of goodwill testing performed during 2008.

We updated our Step 1 goodwill impairment testing as of March 31, 2009.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Company’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with SFAS No. 142.  Based on the Step 2 analysis, it was determined that the Company’s fair value does not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company has recorded a $49.5 million goodwill impairment charge to write off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of operations.

Note 6 – Borrowings

The following is a summary of our borrowings at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$60,000	$62,000
Term Auction Facility	20,000	60,000
Repurchase agreements	21,425	23,197
	$101,425	$145,197

Long-term borrowings
FHLB advances	$77,098	$92,139
Term repurchase agreements	90,000	90,000
Jr. subordinated debentures	45,877	45,877
	$212,975	$228,016

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)

Service charges and fees on deposit accounts	$1,444	$1,406
Income from mortgage banking activities	416	484
Investment brokerage and trust fees	296	371
Loss of equity investment in Silverton Bank	(404)	-
SBIC income (loss) and management fees	238	(150)
Gain (loss) and net cash settlement on economic hedges	(22)	1,044
Other	619	434
	$2,587	$3,589

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)

Postage, printing and office supplies	$239	$195
Telephone and communication	229	228
Advertising and promotion	287	343
Data processing and other outsourced services	186	193
Professional services	608	408
Other	1,970	1,435
	$3,519	$2,802

Note 8 – Cumulative Perpetual Preferred Stock

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

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  Furthermore, the Company has agreed to certain restrictions on executive compensation.  Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive compensation programs.

Note 9 – Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through March 31, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the first quarter of 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

Note 10 - Derivatives

Derivative Financial Instruments

The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program.  These transactions involve both credit and market risk.  The Company uses derivative instruments to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities.  Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) derivative financial instruments generally are required to be carried at fair value.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133.  Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133 (SFAS 161).

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties.  The Company deals only with primary dealers.  Although the Company deals only with primary dealers, a nonrecurring loss was recorded in the prior year related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  Lehman Brothers currently holds $1.0 million of the Company’s U.S. Government Agency investment securities as collateral as a part of these derivative agreements.  The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral.  We expect to recover, in whole or in part, the value of these investment securities held as collateral either through legal proceeding against Lehman or through insurance coverage.

Note 10 – Derivatives (continued)

The Company currently has five derivative instrument contracts consisting of two interest rate caps, two interest rate swaps and a foreign exchange contract.  The primary objective for each of these contracts is to minimize risk, interest risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	March 31, 2009		December 31, 2008
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$(489)	$15,000	$-	$-

Currency Exchange Contracts	(1,028)	10,000	(69)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(496)	10,000	(483)	10,000

Interest rate cap contracts	266	22,500	3	10,000
	$(1,747)	$57,500	$(549)	$30,000

See Note 11 for additional information.

	Asset Derivatives		Liability Derivatives
As of March 31	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments under Statement 133
Interest rate options	Other Assets	$266
Interest rate contracts			Other Liabilities	$489
Interest rate contracts			Other Liabilities	$496

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	-	Other Liabilities	1,028
Total derivatives		$266		$2,013
Net Derivative Asset (Liability)				$(1,747)

Note 10 – Derivatives (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Comprehensive Income
For the Period Ended March 31, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or (Loss)
Derivatives in Statement 133	Recognized in OCI on	Accumulated OCI	Accumulated OCI into	(Loss) Recognized in	Recognized in Income on
Cash Flow Hedging	Derivative (Effective	into Income	Income (Ineffective	Income on Derivative	Derivative (Ineffective
Relationships	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)	Portion)
(Amounts in thousands)
Interest rate contracts	$(257)	Interest Expense	$-	Interest Expense	$-
Total	$(257)		$-		$-

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Period Ended March 31, 2009

Derivatives Not Designated	Location of Gain or	Amount of Gain or (Loss)
As Hedging Instruments	(Loss) Recognized in	Recognized in Income on
under Statement 133	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts	Other income (expense)	$66
Total		$66

Derivatives in Statement	Location of Gain of (Loss)	Amount of Gain of (Loss)
133 Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
		(Amounts in thousands)
Interest Rate Contracts	Interest Income/(Expense)	$46
Total		$46

The maturity dates for the two interest rate cap contracts have maturity dates of November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swap with deposit taking activities on certificates of deposit has a maturity date of February 26, 2024.  The primary derivative activity during the first three months of 2009 involved the purchase of interest rate swaps and an interest rate cap.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $3.6 million and $2.9 million at March 31, 2009 and December 31, 2008 respectively.  Collateral calls can be required at anytime that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

Note 10 – Derivatives (continued)

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at March 31, 2009.

Note 11 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159).  The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At March 31, 2009, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$320,897	$258	$318,264	$2,375
Net Derivatives	(1,747)	-	(719)	(1,028)

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$289,466	$340	$286,121	$3,005
Net Derivatives	(549)	-	(480)	(69)

Note 11 – Fair Values of Assets and Liabilities (Continued)

The table below presents reconciliation for the period of January 1, 2009 to March 31, 2009, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2009	$3,005	$(69)
Total realized and unrealized gains or losses:
Included in earnings	-	66
Included in other comprehensive income	(226)	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(1,025)
Ending Balance	$2,779	$(1,028)

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established, if required, based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At March 31, 2009, loans with a book value of $22.6 million were evaluated for impairment.  Of this total, $14.4 million required a specific allowance totaling $2.6 million for a net fair value of $11.8 million.  The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level three.

Note 11 – Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$11,814	$-	$-	$11,814

Foreclosed assets	10,798	-	-	10,798

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$16,223	$-	$-	$16,223

Foreclosed assets	5,745	-	-	5,745

Note 12 – Subsequent Event

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand to write off its equity investment in Silverton which was classified as other securities available for sale in the above table.  The loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the three month period ended March 31, 2009.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 4%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 1%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.  However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2009.  See Note 9 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

January 1, 2009 to March 31, 2009	None			41,927

Total for quarter	-	$-	-

Total repurchases under all programs	1,858,073	$6.99

Item 6.    Exhibits

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 11, 2009	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)