Form 10-Q
period 2009-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2009-08-10
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                Accelerated filer  ☒    Non-accelerated filer                 Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2009 (the most recent practicable date), the registrant had outstanding 16,791,175 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2009 and December 31, 2008	15

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2009 and 2008	16

	Consolidated Statements of Comprehensive Income
	Three Months and Six Months Ended June 30, 2009 and 2008	17

	Consolidated Statement of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2009	18

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2009 and 2008	19

	Notes to Consolidated Financial Statements	20

Item 2 -	Selected Financial Data	3

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4 -	Controls and Procedures	37

Part II.	Other Information

Item 1A -	Risk Factors	37

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4 -	Submission of Matters to a Vote of Security Holders	38

Item 6 -	Exhibits	38

Signatures		39

Part I. FINANCIAL INFORMATION

	At or for the Quarter Ended						% of Change June 30, 2009 from
	June 30,		March 31,		June 30,		March 31,		June 30,
	2009		2009		2008		2009		2008
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$22,451		$22,744		$23,727		(1	) %	(5)
Interest expense	9,872		10,285		11,947		(4)		(17)
Net interest income	12,579		12,459		11,780		1		7
Provision for loan losses	6,000		4,000		3,530		50		70
Net interest income after provision for loan losses	6,579		8,459		8,250		(22)		(20)
Non-interest income	2,673		2,587		3,098		3		(14)
Non-interest expense (4)	13,784		60,584		10,672		(77)		29
Income (loss) before income taxes	(4,532)		(49,538)		676		(91)		(770)
Benefit from income taxes	(1,845)		(214)		73		762		(2,627)
Net income (loss)	$(2,687)		$(49,324)		$603		(95)		(546)

Effective dividend on preferred stock	633		627		-

Net income (loss) available to common shareholders	$(3,320)		$(49,951)		$603

Net Income (Loss) Per Share:
Basic	$(0.20)		$(2.98)		$0.03
Diluted	(0.20)		(2.98)		0.03

Selected Performance Ratios:
Return on average assets	-0.59%		-10.85%		0.14%
Return on average equity	-5.80%		-106.14%		1.68%
Net interest margin (1)	3.05%		3.01%		2.99%
Efficiency ratio (2)	90.38%		73.66%		71.73%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.43%		1.56%		1.00%
Nonperforming assets to total assets (3)	2.07%		1.73%		0.80%
Net loan charge-offs to average loans outstanding (annualized)	1.85%		1.09%		0.28%
Allowance for loan losses to period-end loans	1.55%		1.49%		1.36%
Allowance for loan losses to nonperforming loans	1.09	X	0.95	X	1.37	X

Capital Ratios:
Total risk-based capital	13.71%		13.69%		10.82%
Tier 1 risk-based capital	12.36%		12.35%		9.50%
Leverage ratio	9.89%		9.96%		8.03%
Equity to assets ratio	7.74%		7.72%		8.01%

Balance Sheet Data: (End of Period)
Total assets	1,726,709		1,789,734		1,771,705		(4)		(3)
Loans	1,251,200		1,297,489		1,285,014		(4)		(3)
Deposits	1,253,879		1,328,143		1,217,401		(6)		3
Short-term borrowings	111,033		101,425		153,951		9		(28)
Long-term borrowings	219,185		212,975		247,716		3		(12)
Stockholders’ equity	133,699		138,209		141,890		(3)		(6)

Other Data:
Weighted average shares
Basic	16,791,340		16,780,058		17,354,298
Diluted	16,791,340		16,780,058		17,401,298
Period end outstanding shares	16,793,175		16,793,175		17,370,175

Number of banking offices	22		22		22
Number of full-time equivalent employees	339		341		353

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income. This ratio for first quarter 2009 excludes the $49,501 goodwill impairment charge.
(3)	Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets, where applicable.
(4)	Includes $49,501 goodwill impairment charge recorded March 31, 2009.
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

Summary of Second Quarter

Total assets decreased $63.0 million or 3.5% during the second quarter of 2009 driven by decreases in loans of $46.3 million or 3.6%, federal funds sold of $16.4 million or 91.6% and investment securities of $12.1 million or 3.5% to end the period at $1.73 billion.  Commercial mortgage loans, which amount to $428.5 million or 34.2% of gross loans at June 30, 2009, continue to comprise the largest segment of the loan portfolio and grew $265 thousand or 0.1% for the quarter.  Residential mortgage loans experienced the most growth during the quarter increasing $1.9 million or 0.5% and comprised 31.3% of the total loan portfolio.  Of the $1.9 million increase in the residential mortgage loan segment, financing for 1-4 family residences increased $2.2 million, financing of land and building lots decreased $155 thousand, and home equity loans decreased $159 thousand.  Construction loans experienced the largest decrease for the quarter decreasing $24.6 million or 10.1% to $218.9 million or 17.5% of total gross loans as housing construction continued to contract during the economic slowdown.  Commercial and industrial loans increased $22.9 million or 10.6% and represent 15.5% of total gross loans while loans to individuals decreased $1.0 million or 1.5%.  The decrease in loans outstanding can also be attributed to the transfer of certain nonperforming loans to other real estate owned which increased $7.1 million during the quarter.  Investment securities decreased as part of normal balance sheet management and provided liquidity along with loan repayments to fund maturing deposits.  Total deposits were $1.25 billion at quarter end, a decrease of $74.3 million or 5.6% from the prior quarter-end.  The largest decline in deposits was from time deposits which decreased $68.9 million or 9.2% while non-maturity deposits decreased $5.4 million or 0.9%.  The decrease in time deposits was primarily attributed to declines in brokered certificates of deposit and Certificate of Deposit Account Registry Service (CDARS) of $42.1 million and $30.0 million, respectively.  Brokered certificates of deposit decreased as maturities were not renewed due to declining loan demand while the decrease in CDARS was seasonal as customers withdrew their funds to use for operations.  Borrowings increased $15.8 million or 5.0% from the prior quarter end net of $15.0 million in high cost FHLB advances prepaid during the quarter.  This allowed the Company to realize funding cost savings from short term borrowings including federal funds purchased and Federal Reserve borrowings.

Net interest income increased $120 thousand or 1.0% for the second quarter compared to the first quarter.  The interest rate environment was relatively stable in the second quarter as the Federal Reserve maintained the fed funds target rate consistent with the first quarter.  Total interest income decreased by $293 thousand or 1.3% while the cost of funds decreased $413 thousand or 4.0% compared to the previous quarter.  Although outstanding loan balances continued to decrease during the quarter the reduction in interest income was minimized due to effective pricing of loans including incorporating interest rate floors on floating rate loans upon renewal.  Interest expense declined primarily due to both deposits and borrowings repricing lower during the quarter.  The net interest margin improved four basis points to 3.05% compared to 3.01% for the linked quarter and increased six basis points when compared to 2.99% for the second quarter of 2008.

The Company increased its provision for loan losses to $6.0 million for the quarter compared with $4.0 million for first quarter 2009 and $3.5 million for the second quarter 2008.  This significantly higher provision and level of net charge-offs are the result of our proactive efforts to resolve troubled loans.  This approach has led to an early identification of potential problem loans and their timely resolution, including the recognition of their loss exposure and liquidation of collateral.  Annualized net charge-offs increased to 1.85% of average loans in second quarter 2009 from 1.09% of average loans for first quarter 2009 and 0.28% of average assets for the second quarter 2008.  Nonperforming loans decreased to $17.9 million or 1.43% of loans at June 30, 2009 from $20.3 million or 1.56% of loans at March 31, 2009.  Nonperforming assets rose to $35.7 million or 2.07% of total assets at June 30, 2009 from $31.0 million, or 1.73% of total assets, at March 31, 2009 due to the influx of foreclosed assets during the quarter.   Nonperforming assets were $14.2 million or 0.80% of total assets at June 30, 2008.  The activity in net charge-offs, nonperforming loans and nonperforming assets is predominately related to residential construction and development lending.  The allowance for loan losses of $19.4 million at June 30, 2009 represented 1.55% of total loans and 109% coverage of nonperforming loans at current quarter-end compared with 1.49% of total loans and 95% coverage of nonperforming loans at March 31, 2009.  We believe the allowance is adequate for losses inherent in the loan portfolio at June 30, 2009.

Non-interest income was $2.7 million during the second quarter of 2009, compared to $2.6 million for the prior quarter and $3.1 million for the second quarter of 2008.  Although the total amount of non-interest income from the second quarter increased only $86 thousand compared to the first quarter, the components changed significantly.  The most significant transaction of the quarter was the non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty for certain terminated derivative contracts.  Counsel has determined that the Company’s claim against Lehman in pending bankruptcy proceedings will be classified as an unsecured creditor with no preferential status.  Despite the potential for partial recovery through either insurance coverage or the bankruptcy proceedings, the Company recognized that there is material uncertainty involved in the determination of the collateral’s continuing value which could result in little or no recovery of this asset.  The $1.0 million in investment securities held as collateral by Lehman was written off in their entirety during the second quarter 2009.  A non-recurring transaction was also recognized during the first quarter of 2009 as the Company’s $404 thousand equity investment in Silverton Bank was written off due to its closure by federal banking authorities.  Increases in non-interest income from continuing operations were realized in mortgage banking income, gains on sale of securities and service charges on deposits while income from our investment in small business investment company (SBIC) activity, investment brokerage income, and increases in the cash surrender value from bank-owned life insurance policies decreased compared to the first quarter.  Non-interest income decreased $425 thousand in the second quarter of 2009 compared to the second quarter of 2008.  The most significant decrease in income was from non-recurring gains and net cash settlement on economic hedges of $330 thousand compared to a loss of $912 thousand in the current quarter which included the $1.0 million collateral write-off mentioned above.  Similar to the changes from the first quarter, increases in non-interest income from continuing operations were realized in mortgage banking income, gains on sale of securities and service charges on deposits while income from our investment in small business investment company (SBIC) activities and investment brokerage income decreased compared to the second quarter of 2008.

Non-interest expense of $13.8 million in the second quarter of 2009 increased $2.7 million or 24.4% from the prior quarter, excluding the $49.5 million goodwill impairment and grew by $3.1 million or 29.2% compared with the $10.7 million reported in the year ago period.  The increase from the first quarter of 2009 is primarily due to increased FDIC deposit insurance premiums, loss on the early extinguishment of debt, salaries and employee benefits, write downs of foreclosed property and the Company’s buyer incentive program discussed on page 9, in non-interest expense.   These same expenses accounted for the increase in non-interest expense compared to the year ago quarter.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

Financial Condition at June 30, 2009 and December 31, 2008

During the six month period ending June 30, 2009, total assets decreased by $77.1 million, or 4.3%, to $1.73 billion.  The Company’s balance sheet management for the quarter and year to date emphasized maintaining an adequate allowance for loan losses, maintaining adequate liquidity and keeping regulatory capital ratios in excess of the well capitalized threshold.  The allowance for loan losses was increased to 1.55% of period end loans compared to 1.49% at the prior quarter end and 1.43% at the prior year end.  The allowance was increased with a year to date provision of $10.0 million while net charge-offs totaled $9.5 million.  Liquidity was maintained by growing deposits $20.8 million or 1.7% and repayment of loans which resulted in a $63.6 million or 4.8% decrease in loans outstanding.    These funds were used to repay borrowings, which decreased $43.0 million or 11.5%, and increase the investment portfolio by $9.0 million or 2.8%.

In the loan portfolio, commercial mortgage loans, which total $428.5 million or 34.2% of gross loans, continue to comprise the largest segment with year to date growth of $9.3 million or 2.2% and was the only segment that increased during the six month period.  The construction segment decreased the most during the period as the portfolio decreased $41.6 million to end the period at $218.9 million, or 17.5% of gross loans.  Commercial and industrial lending decreased $27.6 million to $193.7 million at June 30, 2009 or 15.5% of the total loan portfolio.  Loans secured by residential mortgages remained relatively stable for the six month period decreasing by $1.2 million or 0.3%.  Loans to individuals also decreased slightly by $2.5 million or 12.1% to end the period at $18.0 million or 1.5% of gross loans.

We utilize various funding sources, as necessary, to support balance sheet management.  Growth in customer deposits continues to be our primary funding source.  At June 30, 2009, deposits totaled $1.25 billion, an increase of $20.8 million or 1.7% from year-end 2008.  Customer time deposits increased $76.5 million or 21.1% while brokered certificates of deposit, including the CDARS program, decreased $50.9 million or 17.4%.  Non-maturity deposits totaled $5.7 million at quarter end, a decrease of $4.8 million or 0.8% during the period.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us “well capitalized” under federal bank regulatory capital guidelines.  At June 30, 2009, our stockholders’ equity totaled $133.7 million, a decrease of $54.0 million compared to December 31, 2008.  The decrease is primarily the result of a net loss of $52.0 million which was significantly impacted by the $49.5 million goodwill impairment charge.  This goodwill impairment was a non-cash charge to earnings which had no impact on regulatory capital ratios.  Other changes to the Company’s capital during the first half of 2009 were dividends totaling $1.1 million related to the preferred stock issued to the United States Treasury through the Capital Purchase Program, $664 thousand of cash dividends declared in January 2009 and paid to shareholders in February 2009, a decrease of $417 thousand in other comprehensive income items with small increases from the issuance of restricted stock and stock-based compensation.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Net Loss. Our net loss from operations for the three months ended June 30, 2009 was $2.7 million, a decrease in net loss of $46.6 million, or 94.6%, from the prior quarter and an increase in loss of $3.3 million for the same three month period in 2008 when net income was $603 thousand.  Our net loss after preferred dividends increased $2.9 million compared to the prior quarter excluding the $49.5 million goodwill impairment charge.  Net loss per share available to common shareholders was a $0.20 loss per share for both basic and diluted for the three months ended June 30, 2009 as compared with $0.03 earnings per share for both basic and diluted for the same period in 2008.  Net interest income for the second quarter of 2009 was $12.6 million, up $799 thousand, or 6.8% compared with the second quarter 2008, due to improvement in the net interest margin.  The net interest margin of 3.05% improved six basis points from the year ago period and increased four basis points on a linked quarter basis.  The Federal Reserve did not change rates during the current quarter, although repricing of longer term interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  The primary factor for the loss in the second quarter was the increased provision for loan losses which was $6.0 million for the quarter.  Non-interest income was $2.7 million during the second quarter of 2009, which represents a decrease of 13.7% from non-interest income of $3.1 million reported in the comparable period in 2008.  The most significant transaction in this category during the second quarter of 2009 was a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty for certain terminated derivative contracts compared to a $330 thousand gain recognized in connection with derivative activity in the second quarter of 2008.  We recognized a loss of $43 thousand from our investment in a SBIC affiliate compared to a gain of $82 thousand in the second quarter of 2008.  Non-interest expense increased $3.1 million, or 29.2% compared with the same quarter a year ago.  The largest increase in non-interest expense resulted from an increased FDIC deposit insurance premium of $1.1 million, part of which was a special assessment while ongoing deposit insurance premium rates also increased.  On a linked quarter basis, non-interest expense increased $2.7 million or 24.4%, excluding the goodwill impairment.

Net Interest Income. During the three months ended June 30, 2009, our net interest income was $12.6 million, an increase of $799 thousand or 6.8% over the second quarter 2008.  The reduction in interest expense from repricing of deposits of $2.1 million exceeded the $1.3 million decrease in interest income from declining yields on variable rate and fixed rate loans and the partially offsetting impact of higher earning asset balances in 2009.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the second quarter of 2009, the Federal Reserve maintained the Federal Funds rate at the all time low of 25 basis points.  The Federal Funds rate was reduced seven times throughout 2008 for a total of 325 basis points resulting in a comparable reduction in the prime rate.  The loan portfolio is structured with approximately 44% of loans with fixed rates and 56% with variable rates which will reprice as the applicable index rate changes.  At quarter end, approximately 71% of the variable rate loans were tied to prime while 29% were tied to LIBOR or another index.  The loans tied to prime were generally repriced at the time of the change while the loans tied to LIBOR reprice based on terms of the loan.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice into 2009 such that most of our floating rate loan portfolio has interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  These practices have allowed us to increase our loan yields during the second quarter of 2009 by four basis points compared to first quarter 2009.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  The average yield on interest-earning assets in the second quarter of 2009 decreased 57 basis points to 5.45% compared to the second quarter 2008 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Our cost of average interest bearing liabilities for the second quarter of 2009 decreased 65 basis points to 2.61% compared to the second quarter of 2008.  For the second quarter 2009, our net interest margin of 3.05% increased six basis points from 2.99% for the second quarter of 2008 and increased four basis points from the first quarter.  The interest rate environment has been relatively constant throughout 2009 with no rate changes by the Federal Reserve while market interest rates such as LIBOR drifted lower throughout 2009.  This has strengthened the Company’s net interest margin through the improvement in our cost of funds via continued downward repricing of time deposits and borrowings at current market rates.  However, we expect that competition for deposits and the rates paid to acquire them will intensify.

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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,281,309	$18,673	5.85%	$1,257,886	$19,876	6.36%
Investment securities available for sale	345,258	3,540	4.11%	279,766	3,311	4.76%
Investment securities held to maturity	19,896	237	4.77%	44,882	519	4.65%
Federal funds sold	5,960	1	0.08%	3,534	21	2.37%

Total interest earning assets	1,652,423	22,451	5.45%	1,586,068	23,727	6.02%
Other assets	114,130			150,452
Total assets	$1,766,553			$1,736,520

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$478,781	$1,516	1.27%	$546,801	$3,021	2.22%
Time deposits greater than $100K	212,100	1,550	2.93%	133,943	1,728	5.19%
Other time deposits	506,633	3,957	3.13%	408,954	3,953	3.89%
Short-term borrowings	98,732	316	1.28%	192,601	855	1.79%
Long-term borrowings	218,960	2,534	4.64%	191,887	2,390	5.01%

Total interest bearing liabilities	1,515,206	9,873	2.61%	1,474,186	11,947	3.26%

Demand deposits	103,050			106,047
Other liabilities	11,278			11,913
Stockholders' equity	137,019			144,374

Total liabilities and stockholders' equity	$1,766,553			$1,736,520

Net interest income and net interest spread		$12,578	2.84%		$11,780	2.76%
Net interest margin			3.05%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.06%			107.59%

Provision for Loan Losses. The Company recorded a $6.0 million provision for loan losses for the quarter ended June 30, 2009, representing an increase of $2.5 million from the $3.5 million provision for the second quarter of 2008.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The substantial increase in the provision for the second quarter of 2009 compared with the provision for loan losses for second quarter 2008 was based on certain loans identified as impaired and other specific loans currently identified with a greater than normal risk based on the current economic conditions.  Additional amounts are required to be added to the allowance for specific loans that are within the guidelines of SFAS 114 as well as additional amounts to properly recognize the loss potential inherent in riskier segments of the loan portfolio, particularly the residential construction and development loan segment.  Nonperforming loans as a percentage of total loans increased to 1.43% at June 30, 2009 compared with 1.00% at June 30, 2008.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.85% for the quarter ended June 30, 2009, compared with 0.28% for the quarter ended June 30, 2008.

Non-Interest Income.  For the three months ended June 30, 2009, non-interest income decreased $425 thousand or 13.7% to $2.7 million from $3.1 million for the same period in the prior year.  The $425 thousand decrease included a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts as previously mentioned.  In addition to the $1.0 million write-off, a gain of $88 thousand was recognized during the current quarter from normal changes in values recorded in non-interest income resulting in a net loss from derivative activity of $912 thousand for the quarter compared to a gain of $330 thousand in the second quarter of 2008.  During the second quarter of 2008, several of the remaining interest rate swaps which served as a hedge to some of our brokered certificates of deposit were called by the counterparties due to the declining interest rate environment which increased the value of the derivatives.  This had a favorable impact on the results of operations as the charge which was taken in the second quarter of 2006 to more properly comply with SFAS 133 was being amortized as a reduction of interest expense on deposits over the assumed remaining life of the swaps.  When these swaps were called and the hedged deposits were called by the Bank, the remaining unamortized balance was recognized immediately as a gain from derivative activity in non-interest income and accounted for virtually all of the $330 thousand gain.  Mortgage banking income increased $402 thousand or 112.3% from increased refinance activity during the quarter.  The sale of securities during the second quarter 2009 resulted in a gain of $501 thousand; however, this gain was offset by an early extinguishment of debt charge of $472 thousand which is included in non-interest expense.  The coordinated transactions to sell $15.0 million of investment securities and prepay FHLB advances of $15.0 million was part of the Company’s balance sheet management during the quarter which is expected to increase the net interest margin in future periods.  Increases of $58 thousand for service charges on deposits and $57 thousand on debit card income were also recognized in the current quarter compared to the second quarter of 2008.  The Company recognized a loss of $43 thousand in its investment in a SBIC during the second quarter 2009 compared to a gain of $82 thousand in the prior year.  The loss in the current quarter resulted from the write down of the investment in one company while operating earnings from SBIC activities otherwise remained solid.  Investment brokerage income decreased $117 thousand during the quarter on lower brokerage transaction volumes and NSF charges decreased $47 thousand on lower overdraft activity in second quarter 2009.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth.  The ratio of non-interest expense to average total assets for the current quarter was 3.05% which slightly exceeded our target of 3.0%; however, the current quarter included several out of the ordinary expenses.  For the three months ended June 30, 2009, our non-interest expense increased $3.1 million or 29.2% over the same period in 2008.  The Company’s FDIC deposit insurance premium increased $1.1 million as a 5% special assessment (estimated to be $800 thousand) was accrued and the ongoing deposit insurance premium rates also increased.  The increased premiums are considered necessary by the FDIC to maintain adequate balances in the Bank Insurance Fund to protect depositors during this time of unusually high number of bank failures.  The rates for ongoing deposit insurance coverage are expected to continue to increase in the near term and moderate during 2010.  The Company started a new program during 2009 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program has totaled $470 thousand for the second quarter of 2009.  In addition, OREO write downs and other OREO expenses were $474 thousand for the current quarter compared to $45 thousand in the second quarter last year.  Salaries and employee benefits increased $276 thousand due to increased commissions on mortgage activity, staffing for a new Asheville regional office and changes in the Company’s employee insurance coverage.  A charge of $472 thousand was also incurred for the early extinguishment of debt as discussed above in non-interest income.  On a linked quarter basis, non-interest expense increased $2.7 million as the increase in expenses discussed above also held true compared to the first quarter.

Provision for Income Taxes. The Company recorded an income tax benefit $1.8 million for the second quarter 2009 due to our operating loss and the effect of tax-exempt income (including an increase in cash surrender value on bank-owned life insurance and interest on municipal bonds) on our income tax calculation.  Net operating loss for Federal income tax purposes can be carried back two years and forward 20 years.  The Company has paid sufficient income taxes in prior years to be able to fully realize the $1.8 million benefit.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net Income (Loss).  Our net loss for the six months ended June 30, 2009 was $52.0 million, compared to $2.7 million net income for the six months ended June 30, 2008.  Net interest income increased $2.3 million or 9.9% compared to the six month period of the prior year on net interest margin improvement of five basis points due to effective pricing of loans including interest rate floors and the downward repricing of money market accounts and maturing long term deposits and borrowings.  The provision for loan loss continued to be the most significant factor in the financial statements increasing $5.5 million or 124.5% compared to the prior year period.  Non-interest income decreased $1.4 million or 21.3% compared to the prior six month period (as presented in Note 7 to the Financial Statements which begins on page 22) with significant differences between the two periods discussed below.  Non-interest expense increased $53.0 million compared with the same period a year ago primarily due to a goodwill impairment charge of $49.5 million recognized during the first quarter of 2009.  Non-interest expense increased $3.6 million or 17.1% compared to the prior year period, excluding the goodwill impairment charge.  The largest increase in non-interest expense was for FDIC deposit insurance premiums of $1.6 million, part of which was a special assessment while ongoing deposit insurance premium rates also increased.  Increases in salaries and benefits, occupancy and equipment were relatively minimal and in the normal course of operations.

Net Interest Income.  During the six months ended June 30, 2009, our net interest income totaled $25.0 million, an increase of $2.3 million or 9.9% over the $22.8 million for the same six month period in 2008.  Net interest income benefited from establishing interest rate floors on floating rate loans and the downward repricing of deposits and borrowings.  Between June 2008 and June 2009 the Federal Reserve decreased the targeted Federal Funds rate three times for a total of 175 basis points with variable loan rates tied to prime adjusting accordingly.  The three Federal Funds rate changes were all made during the fourth quarter of 2008 as rates have remained stable during the first two quarters of 2009.  Our average yield on interest-earning assets decreased 82 basis points to 5.47% for the first half of 2009 compared to the same period in 2008.  Declining rates have also impacted our funding costs for the first six months of 2009, as funding costs decreased 92 basis points to 2.66% from 3.58% for the comparable period a year ago.  Average interest bearing liabilities increased $104.3 million or 7.3% to $1.53 billion from $1.42 billion for the six month period ended June 2008.  For the six months ended June 30, 2009, our net interest spread was 2.81% compared to 2.72% for the comparable prior year period while our net interest margin was 3.03% compared to 2.98%.

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

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,295,913	$37,435	5.83%	$1,238,843	$41,059	6.67%
Investment securities available for sale	330,593	7,183	4.38%	237,501	5,721	4.84%
Investment securities held to maturity	23,858	569	4.81%	56,319	1,239	4.42%
Federal funds sold	15,420	8	0.10%	2,725	33	2.42%

Total interest earning assets	1,665,784	45,195	5.47%	1,535,388	48,052	6.29%
Other assets	134,592			145,454
Total assets	$1,800,376			$1,680,842

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$474,140	$3,143	1.34%	$512,604	$6,276	2.46%
Time deposits greater than $100K	196,843	2,975	3.05%	134,767	3,822	5.70%
Other time deposits	513,264	8,209	3.23%	376,012	7,713	4.13%
Short-term borrowings	100,071	881	1.78%	153,951	2,175	2.84%
Long-term borrowings	241,206	4,949	4.14%	243,893	5,284	4.36%

Total interest bearing liabilities	1,525,524	20,157	2.66%	1,421,227	25,270	3.58%

Demand deposits	102,402			104,400
Other liabilities	10,324			11,933
Stockholders' equity	162,126			143,282

Total liabilities and stockholders' equity	$1,800,376			$1,680,842

Net interest income and net interest spread		$25,038	2.81%		$22,782	2.71%
Net interest margin			3.03%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.19%			108.03%

Provision for Loan Losses. The Company recorded a $10.0 million provision for loan losses for the six months ended June 30, 2009, representing an increase of $5.5 million from the $4.5 million provision for the comparable period of 2008.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as defined by SFAS 114 as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.47% for the period ended June 30, 2009, compared with 0.20% for the period ended June 30, 2008.

Non-Interest Income.  For the six months ended June 30, 2009, the Company reported non-interest income of $5.3 million compared to $6.7 million for the first six months of 2008, a decrease of $1.4 million or 21.3%.  See Note 7 to the Financial Statements for a summary of the components of non-interest income.  The year to date decrease included a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts.  For further discussion, see “Summary of Second Quarter” at the beginning of Management’s Discussion and Analysis of Results of Operations.  In addition to the $1.0 million write-off, a gain of $66 thousand was recognized during the period resulting in a net loss from derivative activity of $934 thousand for the six months ended June 30, 2009 compared to a gain of $1.4 million for the six month period of 2008.  During 2008, several of the remaining interest rate swaps which served as a hedge to some of our brokered certificates of deposit were called by the counterparties due to the declining interest rate environment which increased the value of the derivatives.  This had a favorable impact on the results of operations as the charge which was taken in the second quarter of 2006 to more properly comply with SFAS 133 was being amortized as a reduction of interest expense on deposits over the assumed remaining life of the swaps.  When these swaps were called and the hedged deposits were called by the Bank, the remaining unamortized balance was recognized immediately as a gain from derivative activity in non-interest income and accounted for virtually all of the $1.4 million gain.  Mortgage banking income increased $334 thousand or 39.7% as from increased refinance activity during the 2009 period.  The sale of securities resulted in a gain of $501 thousand; however, this gain was offset by an early extinguishment of debt prepayment penalty of $472 thousand which is included in non-interest expense.  The coordinated transactions to sell $15.0 million of investment securities and prepay FHLB advances of $15.0 million were part of the Company’s balance sheet management during the 2009 period which is expected to increase the net interest margin in future periods.  The Company recognized a gain of $195 thousand in its investment in a SBIC during the 2009 period compared to a loss of $68 thousand in the prior period year.  The income from SBIC activity has remained steady despite a loss in the second quarter 2009 resulting from the write down of investment in one company in the SBIC’s portfolio.  Increases of $106 thousand for service charges on deposits and $121 thousand on debit card income were also recognized in the 2009 period compared to the prior period.  Investment brokerage income decreased $198 thousand during the 2009 period on lower brokerage transaction volumes.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities necessary to support and service our growth.  For the six months ended June 30, 2009, our non-interest expense increased $53.1 million or 250.3% over the same period in 2008.  Excluding the goodwill impairment charge of $49.5 million recognized in the first quarter of 2009, non-interest expense increased $3.6 million year to date 2009 compared to the same period last year.  The Company’s FDIC deposit insurance premiums increased $1.2 million for the six months ended June 30, 2009 as a 5% special assessment (estimated to be $800 thousand) was accrued and the ongoing deposit insurance premium rates also increased during 2009.  The increased premiums are considered necessary by the FDIC to maintain adequate balances in the Bank Insurance Fund to protect depositors during this time of an unusually high number of bank failures.  The ongoing rates for deposit insurance coverage are expected to continue to increase in the near term and moderate during 2010.  The Company started a new program during 2009 to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more.  The cost for this program has totaled $570 thousand for the first six months of 2009.  In addition, OREO write downs and other OREO expenses were $688 thousand for 2009 compared to $75 thousand in 2008 period, an increase of $613 thousand.  Legal fees increased $359 thousand for the six months ended June 30, 2009 compared to last year due to the increased level of problem assets for resolution in 2009.  A charge of $472 thousand was also incurred for the early extinguishment of debt which is discussed above in non-interest income.

Provision for Income Taxes.  The Company recorded an income tax benefit of $2.1 million for the six months ended June 30, 2009 due to our operating loss and the effect of tax-exempt income (including an increase in cash surrender value on bank-owned life insurance and interest on municipal bonds) on our income tax calculation.  Net operating loss for Federal income tax purposes can be carried back two years and forward 20 years.  The Company has paid sufficient income taxes in prior years to be able to fully realize the $2.1 million benefit.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, unpledged investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank, the Federal Reserve and from correspondent banks under overnight federal funds credit lines.  In addition to deposit and borrowing withdrawals and maturities, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $333.7 million at June 30, 2009, an increase of $9.0 million from $324.7 million at December 31, 2008.  While agencies and mortgage backed securities decreased $35.0 million during this six month period, municipal securities increased $45.0 million as a strategy to reduce the Company’s effective tax rate.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $130.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $430.9 million, as of June 30, 2009, with lendable collateral value of $322.0 million.  Borrowings with the FHLB were $124.6 million at June 30, 2009.  Under the Federal Reserve’s Term Auction Facility, we had borrowings outstanding of $30 million as of June 30, 2009.  Given the flexibility in the types of eligible collateral that may be pledged for borrowings under the facility, we have up to $178.3 million in additional borrowing capacity under the facility.  At June 30, 2009, we had funding of $95.0 million in the form of term repurchase agreements with $15.0 million maturing within one year and $80.0 million with maturities from one to five years.  Term repurchase agreements with maturities greater than one year decreased $10.0 million from year-end 2008.  We have repurchase lines of credit aggregating $90.0 million from various institutions.  The repurchases must be adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $7.8 million and $13.2 million at June 30, 2009 and December 31, 2008, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations.  At June 30, 2009, our outstanding commitments to extend credit consisted of loan commitments of $183.8 million and amounts available under home equity credit lines, other credit lines and letters of credit of $100.1 million, $7.5 million and $14.9 million, respectively.  We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout most of our twelve year history, our loan demand has exceeded our growth in core deposits.  We have therefore relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase lower cost transaction accounts and other core deposit accounts to improve our funding mix.  The deposit emphasis shifted in the fourth quarter of 2008 and throughout the first quarter of 2009 as we introduced a time deposit campaign to address customer concerns for a higher yield and availability of funds with a one time withdrawal during the term of the certificate.  As a result of this promotion, time deposits at June 30, 2009 increased $94.4 million or 14.4% compared to December 31, 2008, and has had a minimal impact on our net interest margin.  Certificates of deposits represented 56.4% of our total deposits at June 30, 2009, an increase from 53.1% at December 31, 2008.  Time deposits of $100 thousand or more totaled $199.8 million and $163.6 million at June 30, 2009 and December 31, 2008, respectively.  While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will also determine their continued retention.

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

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  The Company has agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans, as part of the CPP.  Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as the form of payment to the top five highest compensated executives under any incentive or bonus compensation programs.

At June 30, 2009, our leverage ratio (Tier I capital to average quarterly assets) was 9.89%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at June 30, 2009 were 12.36% and 13.71%, respectively.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through June 30, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the second quarter of 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the Treasury as long as the Treasury invests in our preferred stock.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming loans increased to $17.9 million or 1.43% of total loans at June 30, 2009, compared to $14.4 million or 1.10% of loans at December 31, 2008.  Approximately 72% of these nonperforming loans were related to residential construction and development lending.  In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  The largest nonaccrual balance of any one borrower was $2.1 million, with the average balance for the seventy-six nonaccrual loans being $235 thousand.  At December 31, 2008, we had $14.4 million in nonaccrual loans.  The largest nonaccrual balance of any one borrower at year end was $2.9 million, with the average balance for the seventy-two nonaccrual loans being $200 thousand.

In addition to nonperforming loans, there were $38.9 million of loans at June 30, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  Approximately 76% of these potential problem loans at June 30, 2009 were related to residential construction and development lending.  This is an increase of $17.7 million over the level of potential problem loans at March 31, 2009.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At June 30, 2009, foreclosed assets totaled $17.9 million or 1.00% of total assets, and consisted of seventy properties compared to $5.7 million or 0.32% of total assets, and thirty properties at December 31, 2008.  The largest dollar value of a foreclosed property was $2.9 million and $890 thousand at June 30, 2009 and December 31, 2008, respectively.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although at the end of last three quarters loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans and increasing levels of net charge-offs.  The provision for loan losses increased to $6.0 million for the second quarter of 2009 as compared to $3.5 million for the same period last year due principally to an increase in nonperforming loans.  The allowance for loan losses at June 30, 2009 was $19.4 million and represented 1.55% of total loans which increased from 1.43% from year end and provided coverage of 109% of nonperforming loans.  At June 30, 2008, the allowance was $17.5 million, which represented 1.36% of total loans and coverage of 137% of nonperforming loans.  As a percentage of loans outstanding, the allowance increased from the second quarter of the prior year as a result of increased nonperforming loans and is based on the model described above.  We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2009	2008*

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$27,265	$25,215
Federal funds sold	1,496	2,180
Investment securities
Available for sale, at fair value	319,641	289,466
Held to maturity, at amortized cost	14,083	35,231
Federal Home Loan Bank stock	9,794	9,757

Loans held for sale	8,068	316

Loans	1,251,200	1,314,811
Allowance for loan losses	(19,390)	(18,851)
Net Loans	1,231,810	1,295,960

Premises and equipment, net	42,006	40,030
Goodwill	-	49,501
Other assets	72,546	56,122

Total Assets	$1,726,709	$1,803,778
Liabilities and Stockholders’ Equity
Deposits
Demand	$103,205	$102,048
Money market, NOW and savings	469,799	475,772
Time	680,875	655,292
Total Deposits	1,253,879	1,233,112

Short-term borrowings	111,033	145,197
Long-term borrowings	219,185	228,016
Other liabilities	8,913	9,743

Total Liabilities	1,593,010	1,616,068

Stockholders’ Equity
Senior Cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at
June 30, 2009 and December 31, 2008	40,875	40,690
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,793,175 shares at June 30, 2009
and 16,769,675 shares at December 31, 2008	119,210	119,054
Retained earnings (accumulated deficit)	(29,034)	24,901
Accumulated other comprehensive income	2,648	3,065
Total Stockholders’ Equity	133,699	187,710

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,726,709	$1,803,778

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$18,673	$19,876	$37,435	$41,059
Investment securities available for sale	3,540	3,312	7,182	5,722
Investment securities held to maturity	237	519	569	1,239
Federal funds sold	1	20	9	32

Total Interest Income	22,451	23,727	45,195	48,052
Interest Expense
Money market, NOW and savings deposits	1,515	3,021	3,143	6,276
Time deposits	5,507	5,681	11,183	11,535
Borrowings	2,850	3,245	5,831	7,459

Total Interest Expense	9,872	11,947	20,157	25,270

Net Interest Income	12,579	11,780	25,038	22,782

Provision for Loan Losses	6,000	3,530	10,000	4,455

Net Interest Income After Provision for Loan Losses	6,579	8,250	15,038	18,327

Non-Interest Income	2,673	3,098	5,260	6,687

Non-Interest Expense
Salaries and employee benefits	5,897	5,621	11,427	11,415
Occupancy and equipment	1,990	1,931	4,024	3,895
Goodwill impairment	-	-	49,501	-
Other	5,897	3,120	9,416	5,922

Total Non-Interest Expense	13,784	10,672	74,368	21,232

Income (Loss) Before Income Taxes	(4,532)	676	(54,070)	3,782

Income Tax (Benefit) Expense	(1,845)	73	(2,059)	1,114

Net Income (Loss)	$(2,687)	$603	$(52,011)	$2,668

Effective Dividend on Preferred Stock	633	$-	$1,260	$-

Net Income (Loss) Available to Common Shareholders	$(3,320)	$603	$(53,271)	$2,668

Net Income (Loss) Per Common Share
Basic	$(0.20)	$0.03	$(3.17)	$0.15
Diluted	(0.20)	0.03	(3.17)	0.15

Weighted Average Common Shares Outstanding
Basic	16,791,340	17,354,298	16,785,730	17,356,875
Diluted	16,791,340	17,401,298	16,785,730	17,401,444

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(Amounts in thousands)

Net income (loss)	$(2,687)	$603	$(52,011)	$2,668

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	(1,985)	(4,353)	(495)	(2,234)
Tax effect	765	1,678	191	861
Reclassification of gains recognized in net income	(500)	-	(97)	-
Tax effect	173	-	37	-
Net of tax amount	(1,527)	(2,675)	(364)	(1,373)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	431	(29)	689	366
Tax effect	(166)	11	(266)	(143)
Reclassification of gains (losses) recognized in net income (loss), net:
Amortization of terminated floor contract	(63)	-	(229)	-
Other	-	14	-	28
Acquisition premium on interest rate cap contract, net of amortization	3	-	(402)	-
Tax effect	(1)	(5)	155	(10)
Net of tax amount	204	(9)	(53)	241

Total other comprehensive loss	(1,323)	(2,684)	(417)	(1,132)

Comprehensive income (loss)	$(4,010)	$(2,081)	$(52,428)	$1,536

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(accumulated deficit)	Comprehensive Income (loss)	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2008	42,750	$40,690	16,769,675	$119,054	$24,901	$3,065	$187,710
Net income (loss)	-	-	-	-	(52,011)	-	(52,011)
Other comprehensive income, net of tax	-	-	-	-	-	(417)	(417)
Restricted stock issued	-	-	23,500	73	-	-	73
Stock-based compensation	-	-	-	83	-	-	83
Preferred stock dividend	-	-	-	-	(1,075)	-	(1,075)
Preferred stock accretion of discount	-	185	-	-	(185)	-	-
Cash dividends of $0.04 per share	-	-	-	-	(664)	-	(664)

Balance at June 30, 2009	42,750	$40,875	16,793,175	$119,210	$(29,034)	$2,648	$133,699

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2009	2008

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(52,011)	$2,668
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,138	1,955
Provision for loan losses	10,000	4,455
Net proceeds from sales of loans held for sale	77,940	44,252
Originations of loans held for sale	(86,868)	(46,081)
Gains from mortgage banking	1,176	842
Stock-based compensation	156	104
Net increase in cash surrender value of life insurance	(577)	(422)
Realized gain on sale of available for sale securities, net	(501)	-
Realized loss of equity investment in Silverton Bank	404	-
Realized loss on sale of premises and equipment	1	10
Gain on economic hedges	(66)	(1,374)
Deferred income taxes	227	900
Realized (gain) loss on sale of foreclosed assets	(69)	47
Goodwill impairment	49,501	-
Changes in assets and liabilities:
Increase in other assets	(3,847)	(3,626)
Increase (decrease) in other liabilities	(824)	3,029
Total Adjustments	48,791	4,091

Net Cash Provided by (Used in) Operating Activities	(3,220)	6,759

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	684	(1,357)
Purchase of:
Available-for-sale investment securities	(137,303)	(146,577)
Proceeds from maturities and calls of:
Available-for-sale investment securities	80,699	26,894
Held-to-maturity investment securities	21,139	28,400
Proceeds from sale of:
Available-for-sale investment securities	25,778	-
Purchase of Federal Home Loan Bank stock	(421)	(2,713)
Proceeds from sales of Federal Home Loan Bank stock	384	4,287
Net (increase) decrease in loans	38,500	(96,980)
OREO capitalized cost	(220)	-
Purchases of premises and equipment	(3,630)	(2,482)
Proceeds from disposal of premises and equipment	-	8
Proceeds from sale of foreclosed assets	3,805	349
Purchase of bank-owned life insurance	-	(10,000)

Net Cash Provided by (Used in) Investing Activities	29,415	(200,171)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits	(4,816)	69,436
Net increase in time deposits	25,583	102,728
Net increase (decrease) in short-term borrowings	(34,164)	36,179
Proceeds from long-term borrowings	16,250	40,000
Repayment of long-term borrowings	(25,081)	(47,303)
Net proceeds from the issuance of common stock	-	376
Cost of shares repurchased	-	(942)
Preferred dividends paid	(1,253)	-
Cash dividends paid	(664)	(1,391)

Net Cash Provided by (Used in) Financing Activities	(24,145)	199,083

Net Increase in Cash and Due From Banks	2,050	5,671
Cash and Due From Banks, Beginning of Period	25,215	31,905

Cash and Due From Banks, End of Period	$27,265	$37,576

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$15,650	$1,030

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

 Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust.  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions.  Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Recently issued accounting pronouncements

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, requires additional disclosures for derivatives and hedging activities.  The enhanced disclosures will include a description of an entity’s objectives including how and why derivative instruments are used.  Other disclosures will include how derivative instruments and related hedged items are accounted for under SFAS 133 and related interpretations and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement also requires cross-referencing within the footnotes to improve the reader’s ability to locate information about derivative instruments.  The adoption of SFAS 161 did not have a material effect on our consolidated financial statements at the date of adoption.  For additional information, see Note 10 (Derivatives) to Financial Statements.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, establishes the framework and sources of accounting principles for determining the appropriate principles to be used when preparing financial statements in conformity with generally accepted accounting principles in the United States.  This statement is effective following SEC approval and will not have a material effect on the Company’s consolidated financial statements.

SFAS No. 165, Subsequent Events, establishes additional standards for disclosures of events that occur after the balance sheet date but prior to the financial statements being issued or available for issue.  The statement defines a new concept for financial statements being available for issue when the statements are in a complete form that complies with GAAP and all approvals necessary, such as management or the board of directors, have been obtained.  The statement requires the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date they were available for issue.  This statement was adopted in the second quarter of 2009 and did not have a material effect on the Company’s consolidated financial statements.  For additional information, see Note 13 (Subsequent Events) to Financial Statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, will supersede all non-SEC accounting and reporting standards and become the source of authoritative U.S. generally accepted accounting principles recognized by the Financial Accounting Standards Board.  The standards superseded include SFAS 162 which was issued in 2008 to establish the hierarchy of accounting principles.  The effective date of this standard is for financial statements issued after September 15, 2009.  The Company will adopt this statement in the third quarter of 2009 which will not have a material effect on the Company’s consolidated financial statements.

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company has adopted provisions of FSP FAS 107-1 and APB 28-1 for the Company’s interim reporting period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 has no impact on the Company’s consolidated statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery.  The full impairment loss is recognized in earnings if the holder is unable to make these assertions.  Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income.  Both the full impairment and credit loss portion are presented on the face of the statement of operations.  FSP FAS 115-2 also requires additional disclosure in interim periods.  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 in the second quarter 2009 did not have a material impact on the consolidated financial statements, other than adding expanded disclosures.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009.  The adoption of FSP FAS 157-4 in the second quarter 2009 did not have a material impact on the consolidated financial statements.

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

Note 2 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed based on the weighted average number of shares outstanding during each period.  Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average number of common
shares used in computing basic net
income per share	16,791,340	17,354,298	16,785,730	17,356,875

Effect of dilutive stock options	-	47,000	-	44,569

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	16,791,340	17,401,298	16,785,730	17,401,444

Net income (loss) (in thousands)	$(2,687)	$603	$(52,011)	$2,668
Basic	(0.20)	0.03	(3.17)	0.15
Diluted	(0.20)	0.03	(3.17)	0.15

For the three months ended June 30, 2009 and 2008, net income (loss) for determining net income (net loss) per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 2,347,893 and 648,460 shares for the three months ended June 30, 2009 and 2008 respectively, and 2,347,893 and 646,592 shares for the six months ended June 30, 2009 and 2008, respectively.  Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and six month ended June 30, 2009 due to the Company’s loss position for those periods.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$68,506	$1,130	$130	$69,506
Mortgage-backed securities	189,714	5,477	593	194,598
Municipals	47,788	231	343	47,676
Trust preferred securities	4,253	49	292	4,010
Common stocks and mutual funds	3,418	-	277	3,141
Other	1,000	-	290	710
	$314,679	$6,887	$1,925	$319,641

Securities held to maturity:
U. S. government agencies	$5,500	$137	$-	$5,637
Mortgage-backed securities	1,346	42	-	1,388
Municipals	7,237	166	35	7,368
	$14,083	$345	$35	$14,393

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Trust preferred securities	4,250	-	183	4,067
Common stocks and mutual funds	3,822	4	209	3,617
Other	1,000	-	290	710
	$283,912	$6,474	$920	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

Sales of securities available for sale for the three months and six months ended June 30, 2009 resulted in $500 thousand and $549 thousand, respectively, in realized gains and none and $48 thousand in realized losses, respectively.

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand in the first quarter to write-off its equity investment in Silverton which was classified as other securities available for sale (under common stocks and mutual funds) in the above table at December 31, 2008.  The impairment loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the six month period ended June 30, 2009.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2009

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$6,370	$130	$-	$-	$6,370	$130
Mortgage-backed securities	38,211	593	-	-	38,211	593
Municipals	27,989	343	-	-	27,989	343
Trust preferred securities	-	-	1,327	292	1,327	292
Common stocks and mutual funds	1,268	142	-	135	1,268	277
Other	-	-	710	290	710	290

Total temporarily impaired
securities	$73,838	$1,208	$2,037	$717	$75,875	$1,925

Securities held to maturity:
Municipals	$1,421	$15	$577	$20	$1,998	$35

In evaluating investment securities for “other than temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At June 30, 2009, there were seven investment securities with aggregate fair values of $2.6 million in an unrealized loss position for at least twelve months.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity.  The unrealized losses are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2009 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	June 30, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$5,811	$5,891	$7,022	$7,178
Due after one but through five years	49,010	49,899	1,429	1,515
Due after five but through ten years	22,408	22,438	1,755	1,804
Due after ten years	39,065	38,954	2,531	2,508
Mortgage-backed securities	189,714	194,598	1,346	1,388
Trust preferred securities	4,253	4,010	-	-
Common stocks and mutual funds	3,418	3,141	-	-
Other	1,000	710	-	-

	$314,679	$319,641	$14,083	$14,393

Note 3 – Investment Securities (continued)

Federal Home Loan Bank Stock

The Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.8 million at June 30, 2009 and $9.8 million at December 31, 2009.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 25, 2009 and on June 3, 2009, FHLB announced that it would not pay a dividend for the fourth quarter 2008 or first quarter 2009, respectively.  In addition on March 6, 2009, FHLB announced changes in the calculation of member stock requirements and changes in its policy toward repurchase of excess stock held by members.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  At March 31, 2009 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements as its total regulatory capital-to-assets ratio was 4.59% exceeding the 4% requirement, and its risk-based capital was $8.7 billion, exceeding its $5.9 billion requirement.  Management believes that our investment in FHLB stock was not impaired as of June 30, 2009 or December 31, 2008.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

Note 4 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30,		At December 31,
	2009		2008
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$392,139	31.3%	$393,360	29.9%
Commercial mortgage loans	428,487	34.2%	419,212	31.9%
Construction loans	218,945	17.5%	260,549	19.8%
Commercial and industrial loans	193,651	15.5%	221,231	16.8%
Loans to individuals	17,978	1.5%	20,459	1.6%

Subtotal	1,251,200	100.0%	1,314,811	100.0%

Less: Allowance for loan losses	(19,390)		(18,851)

Net loans	$1,231,810		$1,295,960

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Balance at beginning of period	$19,314	$14,853	$18,851	$14,258

Provision for loan losses	6,000	3,530	10,000	4,455

Charge-offs	(5,999)	(920)	(9,595)	(1,424)
Recoveries	75	36	134	210

Net charge-offs	(5,924)	(884)	(9,461)	(1,214)

Balance at end of period	$19,390	$17,499	$19,390	$17,499

Note 4 – Loans (continued)

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Amounts in thousands)

Nonaccrual loans	$17,851	$14,433	$12,796
Foreclosed assets	17,880	5,745	1,414
Total nonperforming assets	$35,731	$20,178	$14,210

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. The allowance consists of several components.  One component is for loans that are individually classified as impaired and measured under SFAS 114 which may result in a need for specific valuation allowances.  The other components are for collective loan impairment measured under SFAS 5 which generates a general valuation allowance.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

At June 30, 2009, the Company evaluated loans for impairment with a book value of $24.8 million in accordance with SFAS 114.  A corresponding valuation allowance of $3.0 million has been provided for impaired loans with an outstanding balance of $16.7 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits was deemed necessary.

Note 5 – Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the estimated fair value of the reporting unit (determined to be Company-level) was developed using both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under one market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.  Our annual goodwill testing in May 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of The Community Bank continued to properly value the acquired company and had not been impaired as of December 31, 2008.  No impairment has been recorded as a result of goodwill testing performed during 2008.

We updated our Step 1 goodwill impairment testing as of March 31, 2009.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Company’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test in accordance with SFAS 142.  Based on the Step 2 analysis, it was determined that the Company’s fair value does not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company has recorded a $49.5 million goodwill impairment charge to write-off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of operations.

Note 6 – Borrowings

The following is a summary of our borrowings at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$31,250	$62,000
Federal funds purchased	27,000	-
Term Auction Facility	30,000	60,000
Repurchase agreements	22,783	23,197
	$111,033	$145,197

Long-term borrowings
FHLB advances	$93,308	$92,139
Term repurchase agreements	80,000	90,000
Jr. subordinated debentures	45,877	45,877
	$219,185	$228,016

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,543	$1,475	$2,987	$2,881
Income from mortgage banking activities	760	358	1,176	842
Investment brokerage and trust fees	212	335	508	706
Loss of equity investment in Silverton Bank	-	-	(404)	-
SBIC income (loss) and management fees	(43)	82	195	(68)
Gain (loss) and net cash settlement on economic hedges	(912)	330	(934)	1,374
Other	1,113	518	1,732	952
	$2,673	$3,098	$5,260	$6,687

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
FDIC deposit insurance	$1,336	$189	$1,579	$365
Postage, printing and office supplies	249	242	488	437
Telephone and communication	219	266	448	494
Advertising and promotion	364	299	651	642
Data processing and other outsourced services	178	231	364	424
Professional services	575	442	1,183	850
Buyer incentive plan	470	-	570	-
Loss on early extinguishment of debt	472	-	472	-
Other	2,034	1,451	3,661	2,710
	$5,897	$3,120	$9,416	$5,922

Included under the caption “gain (loss) and net cash settlement on economic hedges” for the three months ended June 30, 2009 is a $1.0 million write-off of the value of collateral held by Lehman as the counterparty for certain derivative contracts terminated in the third quarter 2008.  See Note 10 (Derivatives).

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

Note 9 – Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through June 30, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the second quarter of 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

Note 10 – Derivatives (continued)

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties.  Although the Company deals only with primary dealers, a nonrecurring loss was recorded in the prior year related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  Lehman Brothers currently holds $1.0 million of the Company’s U.S. Government Agency investment securities as collateral in connection with certain terminated derivative contracts.  The Company has filed a claim against Lehman Brothers for all funds due to the Company as a result of their technical default including the return of this collateral.  Counsel has determined that the Company’s claim against Lehman in pending bankruptcy proceedings will be classified as an unsecured creditor with no preferential status.  Despite the potential for partial recovery through either insurance coverage or the bankruptcy proceedings, the Company recognizes that there is material uncertainty involved in the determination of the collateral’s continuing value which could result in little or no recovery of this asset.  The $1.0 million in investment securities held as collateral was entirely written off during the quarter ended June 30, 2009.

The Company currently has seven derivative instrument contracts consisting of two interest rate caps, four interest rate swaps and a foreign exchange contract.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  The Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	June 30, 2009		December 31, 2008
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit
activities: Certificate of Deposit contracts	$(1,343)	$35,000	$-	$-

Currency Exchange Contracts	(941)	10,000	(69)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing
activities: Trust Preferred contracts	(344)	10,000	(483)	10,000

Interest rate cap contracts	555	22,500	3	10,000

	$(2,073)	$77,500	$(549)	$30,000

See Note 12 for additional information on fair values of net derivatives.

Note 10 – Derivatives (continued)

The following table further breaks down the derivative positions of the Company at June 30, 2009.

	Asset Derivatives		Liability Derivatives
As of June 30	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as
hedging instruments under
Statement 133
Interest rate options	Other Assets	$555
Interest rate contracts			Other Liabilities	$344
Interest rate contracts				1,343

Derivatives not designated as
hedging instruments under
Statement 133
Interest rate contracts	Other Assets	-	Other Liabilities	941

Total derivatives		$555		$2,628

Net Derivative Asset (Liability)				$(2,073)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the three months and six months ended June 30, 2009.

For the Three Months Ended June 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or (Loss)
Derivatives in Statement 133	Recognized in OCI on	Accumulated OCI	Accumulated OCI into	(Loss) Recognized in	Recognized in Income on
Cash Flow Hedging	Derivative (Effective	into Income	Income (Ineffective	Income on Derivative	Derivative (Ineffective
Relationships	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)	Portion)
(Amounts in thousands)
Interest rate contracts	$317	Interest Expense	$(54)	Interest Expense	$-

Total	$317		$(54)		$-

For the Six Months Ended June 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from	Location of Gain or	Amount of Gain or (Loss)
Derivatives in Statement 133	Recognized in OCI on	Accumulated OCI	Accumulated OCI into	(Loss) Recognized in	Recognized in Income on
Cash Flow Hedging	Derivative (Effective	into Income	Income (Ineffective	Income on Derivative	Derivative (Ineffective
Relationships	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)	Portion)
(Amounts in thousands)
Interest rate contracts	$(30)	Interest Expense	$(88)	Interest Expense	$-

Total	$(30)		$(88)		$-

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges for the three months and six months ended June 30, 2009.

For the Three Months Ended June 30, 2009

Derivatives Not Designated	Location of Gain or	Amount of Gain or (Loss)
As Hedging Instruments	(Loss) Recognized in	Recognized in Income on
under Statement 133	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts	Other income (expense)	$87

Total		$87

Derivatives in Statement	Location of Gain of (Loss)	Amount of Gain of (Loss)
133 Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
		(Amounts in thousands)
Interest Rate Contracts	Interest Income/(Expense)	$137

Total		$137

For the Six Months Ended June 30, 2009

Derivatives Not Designated	Location of Gain or	Amount of Gain or (Loss)
As Hedging Instruments	(Loss) Recognized in	Recognized in Income on
under Statement 133	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts	Other income (expense)	$151

Total		$151

Derivatives in Statement	Location of Gain of (Loss)	Amount of Gain of (Loss)
133 Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
		(Amounts in thousands)
Interest Rate Contracts	Interest Income/(Expense)	$183

Total		$183

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps with deposit taking activities on certificates of deposit has maturity dates of February 26, 2024, June 25, 2029 and July 9, 2029.  The primary derivative activity during the first six months of 2009 involved the purchase of three interest rate swaps and an interest rate cap.

Note 10 – Derivatives (continued)

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $4.6 million and $2.9 million at June 30, 2009 and December 31, 2008 respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at June 30, 2009.

Note 11 - Disclosures About Fair Values of Financial Instruments

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 5% to 25%, depending upon the nature of the loans, were subtracted to reflect the illiquid and distressed conditions at June 30, 2009 and December 31, 2008.

Investment in bank-owned life insurance

The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Note 11 - Disclosures About Fair Values of Financial Instruments (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$27,265	$27,265	$25,215	$25,215
Federal funds sold and other interest-bearing deposits	1,496	1,496	2,180	2,180
Investment securities available for sale	319,641	319,641	289,466	289,466
Investment securities held to maturity	14,083	14,393	35,231	35,531

Loans	1,231,810	1,239,606	1,295,960	1,304,117
Market risk/liquidity adjustment	-	(22,468)	-	(14,517)
Net loans	1,231,810	1,217,138	1,295,960	1,289,600

Investment in life insurance	28,242	28,242	27,665	27,665
Accrued interest receivable	6,923	6,923	7,690	7,690

Financial liabilities:
Deposits	1,253,879	1,239,835	1,233,112	1,227,006
Short-term borrowings	111,033	109,467	145,197	145,197
Long-term borrowings	219,185	211,600	228,016	247,223
Accrued interest payable	4,939	4,939	6,427	6,427

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	2,073	2,073	549	549

Note 12 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159).  The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At June 30, 2009 and 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

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

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$69,506	$-	$69,506	$-
Mortgage-backed securities	194,598	-	194,598	-
Municipals	47,676	-	47,676	-
Trust preferred securities	4,010	-	4,010	-
Common stocks and mutual funds	3,141	498	-	2,643
Other	710	-	710	-
Net Derivatives	(2,073)	-	(1,132)	(941)

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$78,207	$-	$78,207	$-
Mortgage-backed securities	200,460	-	200,460	-
Municipals	2,405	-	2,405	-
Trust preferred securities	4,067	-	4,067	-
Common stocks and mutual funds	3,617	340	272	3,005
Other	710	-	710	-
Net Derivatives	(549)	-	(480)	(69)

The table below presents reconciliation for the period of January 1, 2009 to June 30, 2009, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2009	$3,005	$(69)
Total realized and unrealized gains or losses:
Included in earnings	-	95
Included in other comprehensive income	(362)	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(967)
Ending Balance	$2,643	$(941)

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

Note 12 – Fair Values of Assets and Liabilities (continued)

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At June 30, 2009, loans with a book value of $24.8 million were evaluated for impairment.  Of this total, $16.7 million required a specific allowance totaling $3.0 million for a net fair value of $13.7 million.  The methods used to determine the fair value of these loans were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$13,720	$-	$-	$13,720

Foreclosed assets	17,880	-	-	17,880

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$16,223	$-	$-	$16,223

Foreclosed assets	5,745	-	-	5,745

Note 13 – Subsequent Events

Management has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 8%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 3%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.  However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2009.  See Note 9 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

April 1, 2009 to June 30, 2009	None			41,927

Total for quarter	-	$-	-

Total repurchases under all programs	1,858,073	$6.99

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on May 26, 2009.  Of 16,793,175 shares entitled to vote at the meeting, 11,950,574 shares voted.  The following matters were voted on at the meeting:

Proposal 1:	Election of directors. In the election of directors under Proposal 1, the five nominees were elected. Elections were as follows:

Nominee	For	Withheld	Abstain
F. Scott Bauer	11,221,821	-	728,754
Edward T. Brown	11,379,869	-	570,706
James G. Chrysson	11,217,295	-	733,280
W. Samuel Smoak	11,409,296	-	541,278
Stephen L. Robertson	11,048,943	-	901,631

The following directors continue in office after the meeting: James O. Frye, Matthew G. Gallins, Beverly Hubbard Godfrey, Lynn L. Lane, H. Lee Merritt, Jr. and William G. Ward, Sr., M.D.

Proposal 2:
Approval of Executive Compensation.  To be approved, the number of votes cast in person or by proxy at the Annual Meeting in favor of Proposal 2 had to exceed the number of votes cast against it.  Shares not voted (including abstentions and broker non-votes) had no effect.

For	Withheld	Abstain
9,965,088	-	272,175

Item 6.    Exhibits

(a)      Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 10, 2009	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 10, 2009	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)