Form 10-Q
period 2009-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2009-11-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 30, 2009 (the most recent practicable date), the registrant had outstanding 16,791,175 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	September 30, 2009 and December 31, 2008	17

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2009 and 2008	18

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months and Nine Months Ended September 30, 2009 and 2008	19

	Consolidated Statement of Changes in Stockholders’ Equity
	Nine Months Ended September 30, 2009	20

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2009 and 2008	21

	Notes to Consolidated Financial Statements	22

Item 2 -	Selected Financial Data	3

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4 -	Controls and Procedures	39

Part II.	Other Information

Item 1A -	Risk Factors	39

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5 -	Other Information	40

Item 6 -	Exhibits	40

Signatures		41

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

	At or for the Quarter Ended						% of Change Sept 30, 2009 from
	Sept 30,		June 30,		Sept 30,		June 30,		Sept 30,
	2009		2009		2008		2009		2008
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$22,186		$22,451		$24,412		(1	) %	(9	) %
Interest expense	8,868		9,872		12,553		(10)		(29)
Net interest income	13,318		12,579		11,859		6		12
Provision for loan losses	6,000		6,000		1,350		-		344
Net interest income after provision for loan losses	7,318		6,579		10,509		11		(30)
Non-interest income	4,189		2,673		2,077		57		102
Non-interest expense	12,621		13,784		10,204		(8)		24
Income (loss) before income taxes	(1,114)		(4,532)		2,382		(75)		(147)
Benefit from income taxes	(683)		(1,845)		754		(63)		(191)
Net income (loss)	$(431)		$(2,687)		$1,628		(84)		(126)

Effective dividend on preferred stock	621		633		-
Net income (loss) available to common shareholders	$(1,052)		$(3,320)		$1,628

Net Income (Loss) Per Common Share:
Basic	$(0.06)		$(0.20)		$0.09
Diluted	(0.06)		(0.20)		0.09

Selected Performance Ratios:
Return on average assets	-0.10%		-0.61%		0.36%
Return on average equity	-1.28%		-7.87%		4.57%
Net interest margin (1)	3.30%		3.05%		2.88%
Efficiency ratio (2)	72.09%		90.34%		73.22%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.82%		1.43%		0.91%
Nonperforming assets to total assets (3)	2.36%		2.07%		0.84%
Net loan charge-offs to average loans outstanding (annualized)	1.45%		1.85%		0.28%
Allowance for loan losses to period-end loans	1.67%		1.55%		1.35%
Allowance for loan losses to nonperforming loans	0.92	X	1.09	X	1.49	X

Capital Ratios:
Total risk-based capital	13.65%		13.71%		10.67%
Tier 1 risk-based capital	12.30%		12.36%		9.34%
Leverage ratio	10.08%		9.89%		7.83%
Equity to assets ratio	7.77%		7.74%		7.94%

Balance Sheet Data: (End of Period)
Total assets	1,725,341		1,726,709		1,797,861		-		(4)
Loans	1,248,249		1,251,200		1,323,360		-		(6)
Deposits	1,294,472		1,253,879		1,262,974		3		2
Short-term borrowings	69,441		111,033		135,444		(37)		(49)
Long-term borrowings	219,144		219,185		243,056		-		(10)
Stockholders’ equity	134,062		133,699		142,838		-		(6)

Other Data:
Weighted average shares
Basic	16,791,175		16,791,340		17,369,925
Diluted	16,791,175		16,791,340		17,416,675
Period end outstanding shares	16,791,175		16,793,175		17,370,175

Number of banking offices	22		22		22
Number of full-time equivalent employees	335		339		334

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income. This ratio for first quarter 2009 excludes the $49,501 goodwill impairment charge.
(3)	Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets, where applicable.
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

Summary of Third Quarter

Total assets remained virtually unchanged from the second quarter decreasing $1.4 million or less than 1% during the third quarter.  We experienced increased liquidity as federal funds sold increased $20.3 million while investment securities decreased $9.9 million or 3.0%, loans held for sale decreased $5.5 million or 68.3%, other loans decreased $3.0 million or less than 1% and cash decreased $4.3 million or 15.8%.  The decrease in loans outstanding can be attributed to a continued slowdown in loan demand as some of our primary customers are deleveraging and taking a more conservative stance toward borrowing during these difficult economic times.  Investment securities decreased $9.9 million or 3.0% due primarily to calls and sales of investment securities that were part of ongoing balance sheet management.  Total deposits were $1.29 billion at quarter end, an increase of $40.6 million or 3.2% from the prior quarter-end.  The increase in deposits was from non-maturity deposits which increased $72.5 million or 15.4% while time deposits decreased $34.8 million or 5.1%.  The decrease in time deposits was primarily attributed to declines in Certificate of Deposit Account Registry Service (CDARS) of $26.7 million and commercial certificates of deposit greater than $100,000 which decreased $9.1 million.  Borrowings decreased $41.6 million or 12.6% from the prior quarter end as federal funds purchased decreased $27.0 million and other short term borrowings decreased $15.0 million.   This decrease in short term borrowings continued a trend of allowing borrowings to mature without renewal as loan demand has declined and deposit growth has been adequate to fund new loan requests.

Net interest income increased $739 thousand or 5.9% for the third quarter compared to the second quarter.  The interest rate environment remained relatively stable in the third quarter as the Federal Reserve maintained the federal funds target rate consistent with the second quarter.  Total interest income decreased by $265 thousand or 1.2% while the cost of funds decreased $1.0 million or 10.2% compared to the previous quarter.  Effective pricing of loans including the continued incorporating interest rate floors on floating rate loans upon renewal and loan balances decreasing at a slower pace during the quarter minimized the reduction in interest income.  Interest expense declined primarily due to reduced levels of higher cost time deposits and borrowings and repricing deposits at lower rates during the quarter.  The net interest margin improved 25 basis points to 3.30% compared to 3.05% for the linked quarter and increased 42 basis points when compared to 2.88% for the third quarter of 2008.

The Company’s provision for loan losses of $6.0 million matched the second quarter 2009 while it increased from $1.4 million for the third quarter 2008.  This level of provision and net charge-offs are the continuation of our proactive efforts to resolve troubled loans.  This approach has led to an early identification of potential problem loans and their timely resolution, including the recognition of their loss exposure and liquidation of collateral.  Annualized net charge-offs decreased to 1.45% of average loans in third quarter 2009 from 1.85% of average loans for second quarter 2009 and 0.28% of average assets for the third quarter 2008.  Nonperforming loans increased to $22.7 million or 1.82% of loans at September 30, 2009 from $17.9 million or 1.43% of loans at June 30, 2009.  The addition of two residential construction and development loans aggregating $4.4 million to nonaccrual status was the primary reason for the increase in nonperforming loans during the quarter.  Nonperforming assets rose to $40.8 million or 2.36% of total assets at September 30, 2009 from $35.7 million, or 2.07% of total assets, at June 30, 2009 primarily due to the $4.8 million net increase in nonaccrual loans during the quarter.  Nonperforming assets were $15.1 million or 0.84% of total assets at September 30, 2008.  The activity for this quarter in net charge-offs, nonperforming loans and nonperforming assets continues to be predominately related to residential construction and development lending.  The allowance for loan losses of $20.8 million at September 30, 2009 represented 1.67% of total loans and 0.92% coverage of nonperforming loans at current quarter-end compared with 1.55% of total loans and 109% coverage of nonperforming loans at June 30, 2009.  We believe the allowance is adequate for losses inherent in the loan portfolio at September 30, 2009.

Non-interest income was $4.2 million during the third quarter of 2009, compared to $2.6 million for the prior quarter and $2.1 million for the third quarter of 2008.  Non-interest income increased in all categories during the third quarter compared to the second quarter except for income from mortgage banking activities which decreased $248 thousand and other non-interest income which decreased $42 thousand.  During the third quarter, we recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.  During the second quarter 2009, we recorded $1.0 million write-off in the value of collateral held by Lehman as the counterparty for certain derivative contracts terminated in the third quarter 2008.  The receipt of these funds is in full settlement of all claims with Lehman Brothers.  The recovery was one of the transactions included in net cash settlement on economic hedges which totaled $316 thousand for the third quarter of 2009 compared to a loss of $912 thousand in the second quarter of 2009.  Similar to the changes from the second quarter, increases in non-interest income from continuing operations of $2.1 million were realized in all categories including mortgage banking income compared to the third quarter of 2008.

Non-interest expense of $12.6 million in the third quarter of 2009 decreased $1.1 million or 8.0% from the prior quarter, and grew by $2.4 million or 23.7% compared with the $10.2 million reported in the year ago period.  The decrease from the second quarter of 2009 is primarily due to the timing of FDIC deposit insurance premiums, reduced advertising expenses, decreased personnel expenses and prepayment penalties on the early extinguishment of FHLB borrowings recognized in the second quarter of 2009.  Compared to the third quarter of 2008, significant increases were recognized in FDIC premiums, foreclosed asset related expenses and writedowns, salaries and employee benefits, and the Company’s buyer incentive program discussed below.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

Financial Condition at September 30, 2009 and December 31, 2008

During the nine month period ending September 30, 2009, total assets decreased by $78.4 million, or 4.4%, to $1.73 billion.  The Company’s balance sheet management for the quarter and year to date emphasized maintaining an adequate allowance for loan losses, increasing liquidity while shifting our funding mix and keeping regulatory capital ratios in excess of the well capitalized threshold.  The allowance for loan losses was increased to 1.67% of period end loans compared to 1.55% at the prior quarter end and 1.35% at the prior year end.  The allowance was increased with a year to date provision of $16.0 million while net charge-offs totaled $14.0 million.  We increased liquidity by growing deposits $61.4 million or 5.0% and through loan repayments which resulted in a $66.5 million or 5.1% decrease in loans outstanding.  We shifted our funding mix by increasing non-maturity deposits $70.6 million while decreasing time deposits by $9.3 million and borrowings by $84.6 million.  This shift in funding mix contributed to an improvement in net interest margin during the third quarter.

Loans held for investment decreased by $3.0 million or 0.2% from June 30, 2009 to September 30, 2009.  While residential mortgage loans grew by $4.6 million or 1.2% during the third quarter, commercial and industrial loans decreased by $7.4 million or 4.0%.  The $35.4 million increase in commercial real estate loans and the $36.5 million decrease in construction loans were primarily attributable to a reclassification of $34.9 million in commercial construction loans whose underlying properties are fully constructed (See note 4 to the financial statements).  The decrease in loans outstanding during the past nine months can also be attributed to a continued slowdown in loan demand as some of our primary customers are deleveraging and taking a more conservative stance toward borrowing during these difficult economic times.

We utilize various funding sources, as necessary, to support balance sheet management.  As mentioned above, we funded our liquidity through a reduction in loan balances during the nine months ended September 30, 2009.  However, during the third quarter of 2009, growth in customer deposits was our primary funding source.  At September 30, 2009, deposits totaled $1.29 billion, an increase of $61.4 million or 5.0% from year-end 2008.  Customer time deposits increased $60.2 million or 16.6% while brokered certificates of deposit, including the CDARS program, decreased $69.5 million or 23.7%.  Non-maturity deposits totaled $648.4 million at quarter end, an increase of $70.6 million or 12.2% during the period.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us “well capitalized” under federal bank regulatory capital guidelines.  At September 30, 2009, our stockholders’ equity totaled $134.1 million, a decrease of $53.6 million compared to December 31, 2008.  The decrease is primarily the result of the $49.5 million goodwill impairment charge recorded in first quarter 2009.  This goodwill impairment was a non-cash charge to earnings which had no impact on our regulatory capital ratios.  Other year to date changes to the Company’s capital were dividends totaling $1.8 million related to the preferred stock issued to the United States Treasury through the Capital Purchase Program, $664 thousand of cash dividends declared in January 2009 and paid to shareholders in February 2009, an increase of $870 thousand in other comprehensive income items.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net Loss. Our net loss from operations for the three months ended September 30, 2009 was $431 thousand, a decrease in net loss of $2.3 million or 84.0%, from the prior quarter and a decrease in net income of $2.1 million for the same three month period in 2008 when net income was $1.6 million.  Our net loss after preferred dividends of $1.1 million decreased $2.7 million compared to the prior quarter.  Net loss per share available to common shareholders was a $0.06 loss per share for both basic and diluted for the three months ended September 30, 2009 as compared with $0.09 earnings per share for both basic and diluted for the same period in 2008.  Net interest income for the third quarter of 2009 was $13.3 million, up $1.5 million or 12.3%, compared with the third quarter 2008, due to improvement in the net interest margin.  The net interest margin of 3.30% improved 42 basis points from the year ago period and increased 25 basis points on a linked quarter basis.  The Federal Reserve did not change rates during the current quarter, although repricing of interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  The primary factor for the loss in the third quarter was the continued elevated level of asset quality costs, including a provision for loan losses of $6.0 million for the quarter.  Non-interest income was $4.2 million during the third quarter of 2009, which represents an increase of 101.7% from non-interest income of $2.1 million reported in the comparable period in 2008.  During the third quarter, we recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.  During the second quarter 2009, we recorded $1.0 million write-off in the value of collateral held by Lehman as the counterparty for certain derivative contracts terminated in the third quarter 2008.  The receipt of these funds is in full settlement of all claims with Lehman Brothers.  The recovery was one of the transactions included in net cash settlement on economic hedges which totaled $316 thousand for the third quarter of 2009 compared to a loss of $912 thousand in the second quarter of 2009.  Non-interest expense increased $2.4 million, or 23.7% compared with the same quarter a year ago.  The largest increase in non-interest expense resulted from an increased FDIC deposit insurance premium of $820 thousand from ongoing deposit insurance premium rate increases.

Net Interest Income. During the three months ended September 30, 2009, our net interest income was $13.3 million, an increase of $1.5 million or 12.3% over the third quarter 2008.  Interest expense decreased $3.7 million from repricing of deposits and the reduction of borrowings and exceeded the $2.2 million decrease in interest income from declining outstanding balances and yields on interest earning assets.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the third quarter of 2009, the Federal Reserve maintained the Federal Funds rate at the all time low of 25 basis points with the prime rate unchanged at 3.25% for the quarter.  During the third quarter of 2008, the Federal Reserve reduced the Federal Funds rate on three separate occasions for an aggregate decrease of 175 basis points.  The average prime rate for the third quarter of 2008 was 4.06%.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice throughout 2009 such that most of our floating rate loan portfolio now has interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  These practices have mitigated much of the impact of the steep declines in the prime rate and in LIBOR, limiting the decline in loan yields to only 34 basis points from the third quarter 2008 to the same period in 2009.  The average yield on interest-earning assets in the third quarter of 2009 decreased 43 basis points to 5.50% compared to the third quarter 2008 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Our cost of average interest bearing liabilities for the third quarter of 2009 decreased 88 basis points to 2.39% compared to the third quarter of 2008.  For the third quarter 2009, our net interest margin of 3.30% increased 42 basis points from 2.88% for the third quarter of 2008 and increased 25 basis points from the second quarter.  The interest rate environment has been relatively constant throughout 2009 with no rate changes by the Federal Reserve while market interest rates such as LIBOR drifted lower throughout 2009.  This has strengthened the Company’s net interest margin through the improvement in our cost of funds via continued downward repricing of time deposits and borrowings at current market rates.  During the past two quarters, we have seen more rational deposit pricing in our local markets in contrast with the second half of 2008 when some larger banks sought needed liquidity with above market, long term retail certificate offerings.

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

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,251,076	$18,568	5.89%	$1,315,983	$20,597	6.23%
Investment securities available for sale	325,017	3,458	4.22%	276,927	3,317	4.77%
Investment securities held to maturity	14,045	158	4.48%	41,350	487	4.69%
Federal funds sold	10,841	2	0.07%	2,144	11	1.89%

Total interest earning assets	1,600,979	22,186	5.50%	1,636,404	24,412	5.93%
Other assets	122,245			153,190
Total assets	$1,723,224			$1,789,594

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$497,366	$1,672	1.33%	$535,176	$3,147	2.34%
Time deposits greater than $100K	190,060	977	2.04%	133,701	1,392	4.14%
Other time deposits	478,931	3,492	2.89%	460,773	4,314	3.72%
Short-term borrowings	84,646	372	1.74%	150,348	919	2.43%
Long-term borrowings	219,159	2,355	4.26%	247,317	2,781	4.47%

Total interest bearing liabilities	1,470,162	8,868	2.39%	1,527,315	12,553	3.27%

Demand deposits	109,515			105,556
Other liabilities	9,920			14,877
Stockholders' equity	133,627			141,846

Total liabilities and stockholders' equity	$1,723,224			$1,789,594

Net interest income and net interest spread		$13,318	3.10%		$11,858	2.66%
Net interest margin			3.30%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.90%			107.14%

Provision for Loan Losses. The Company recorded a $6.0 million provision for loan losses for the quarter ended September 30, 2009, representing an increase of $4.6 million from the $1.4 million provision for the third quarter of 2008.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The substantial increase in the provision for the third quarter of 2009 compared with the provision for loan losses for third quarter 2008 was based on certain loans identified as impaired and other specific loans currently identified with a greater than normal risk based on the current economic conditions.  Additional amounts are required to be added to the allowance for loans specifically identified as having a greater than normal risk of collecting principal and interest according to the contractual terms of the loan when the fair value of the collateral is less than the outstanding balance of the loan.  Additional amounts are also required to properly recognize the loss potential inherent in riskier segments of the loan portfolio, particularly the residential construction and development loan segment.  Nonperforming loans as a percentage of total loans increased to 1.82% at September 30, 2009 compared with 0.91% at September 30, 2008.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.45% for the quarter ended September 30, 2009, compared with 0.28% for the quarter ended September 30, 2008.

Non-Interest Income.  For the three months ended September 30, 2009, non-interest income increased $2.1 million or 101.7% to $4.2 million from $2.1 million for the same period in the prior year primarily resulting from a $756 thousand increase in gains related to derivative activity.  During the third quarter, we recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.  During the second quarter 2009, we recorded $1.0 million write-off in the value of collateral held by Lehman as the counterparty for certain derivative contracts terminated in the third quarter 2008.  The receipt of these funds is in full settlement of all claims with Lehman Brothers.  The recovery was one of the transactions included in net cash settlement on economic hedges which totaled $316 thousand for the third quarter of 2009 compared to a loss of $912 thousand in the second quarter of 2009.  The sales of investment securities during the third quarter 2009 as part of ongoing portfolio management resulted in an aggregate gain of $735 thousand with no comparable sales in the third quarter of 2008.  Mortgage banking income increased $293 thousand or 133.8% from increased customer transaction volume including refinance activity.  The Company recognized $171 thousand income from its investment in Small Business Investment Company (SBIC) during the third quarter 2009 compared to $39 thousand in the same period prior year.  During 2009, the level of fund assets managed by the SBIC increased and income returned to a more normal level as no individual investments were harvested or written off during the quarter.  Service charges on deposits and NSF charges remained virtually unchanged compared to the 2008 quarter as debit card income increased $96 thousand.  Investment brokerage income increased $74 thousand compared to the third quarter of 2008 and $147 thousand compared to the third quarter 2008 due to increased customer transaction volumes.

Non-Interest Expense. For the three months ended September 30, 2009, our non-interest expense increased $2.4 million or 23.7% over the same period in 2008.  The Company’s FDIC deposit insurance premium increased $604 thousand as the FDIC increased the ongoing deposit insurance premium rates from 7 basis points for third quarter 2008 to 21 basis points for the third quarter 2009.  The increased premiums are considered necessary by the FDIC to maintain adequate balances in the Deposit Insurance Fund to protect depositors during this time of unusually high number of bank failures.  On September 29, 2009, the FDIC announced its proposal to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years.  This announcement had no impact on our financial results for the quarter ended September 30, 2009, and if the prepaid assessment is charged as announced, the cost will be recognized as expense ratably over the three year assessment period.  Foreclosed asset writedowns and other OREO expenses were $738 thousand for the current quarter compared to $98 thousand in the third quarter last year due to the $15.0 million increase in the balances of foreclosed assets, the increased cost of acquiring, holding and maintaining foreclosed properties and the continued devaluation of properties held.  Losses on sales of OREO property were minimal in the third quarter of 2009 and 2008 compared to a loss of $63 thousand in the second quarter of 2009.  Legal expense also increased $100 thousand mostly related to the resolution of problem loans.  The Company started a new program during 2009 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program totaled $480 thousand to incent home buyers to purchase 48 homes during the third quarter of 2009.  Salaries and employee benefits increased $155 thousand year over year due to increased commissions on mortgage activity and changes in the Company’s employee medical insurance coverage.  On a linked quarter basis, non-interest expense decreased $1.1 million due to non-recurring expenses including the special FDIC assessment and the early extinguishment of debt incurred during the second quarter.  Also during the third quarter, management implemented cost reduction measures including a reduction in the 401(K) match, a company-wide salary freeze and reductions in executive salaries which along with lower mortgage commissions resulted in $207 thousand decrease in personnel expense compared to the second quarter of 2009.

Provision for Income Taxes. The Company recorded an income tax benefit of $683 thousand for the third quarter 2009 due to our operating loss and the effect of tax-exempt income (including an increase in cash surrender value on bank-owned life insurance and interest on municipal bonds) on our income tax calculation.  Net operating loss for Federal income tax purposes can be carried back two years and forward 20 years.  The Company has paid sufficient income taxes in prior years to be able to fully realize the $683 thousand benefit.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net Income (Loss).  Our net loss from operations for the nine months ended September 30, 2009 was $52.4 million, compared to $4.3 million net income for the nine months ended September 30, 2008.  Our net loss after preferred dividends was $54.3 million for the nine months ended September 30, 2009, compared to $4.3 million net income for the same period in 2008.  Net interest income increased $3.7 million or 10.7% compared to the nine month period of the prior year on net interest margin improvement of 17 basis points due to effective pricing of loans including interest rate floors and the downward repricing of money market accounts and maturing deposits and borrowings.  The provision for loan loss continued to be one of the most significant changes in our operating results for these periods, increasing $10.2 million or 175.6% compared to the prior year period.  Non-interest income increased $663 thousand or 7.6% compared to the prior nine month period (as presented in Note 7 to the Financial Statements) with significant differences between the two periods discussed below.  Non-interest expense increased $55.5 million compared with the same period a year ago primarily due to a goodwill impairment charge of $49.5 million recognized during the first quarter of 2009.  Excluding the goodwill impairment charge, the largest increase in non-interest expense was for FDIC deposit insurance premiums of $1.8 million.  Of this $1.8 million increase, approximately $800 thousand was a special assessment that the FDIC levied to increase the level of its deposit insurance resources to fund the resolution of mounting failed bank closures in 2009.  The remaining portion of this increase was the year over year effect of the FDIC’s mandated increases in banks’ quarterly premium assessment which caused our premiums to increase from an annualized rate of 7 basis points of deposits in 2008 to 14 basis points for the second quarter 2009 and to 21 basis points for the third quarter 2009.  We also experienced significant increases in expenses related to problem loan and foreclosed asset resolution efforts during the 2009 period as the level of nonperforming assets increased markedly during the 2009 period compared with the 2008 period.  Increases in salaries and benefits, occupancy and equipment were relatively minimal and in the normal course of operations.

Net Interest Income.  During the nine months ended September 30, 2009, our net interest income totaled $38.4 million, an increase of $3.7 million or 10.7% over the $34.6 million for the same nine month period in 2008.  Net interest income continued to benefit from establishing interest rate floors on floating rate loans and the downward repricing of deposits and borrowings.  Between September 2008 and September 2009, the Federal Reserve decreased the targeted Federal Funds rate three times for a total of 175 basis points with variable loan rates tied to prime adjusting accordingly, except for the impact of interest rate floors.  The three Federal Funds rate changes were all made during the fourth quarter of 2008 as rates have remained stable during the first three quarters of 2009.  Our average yield on interest-earning assets decreased 69 basis points to 5.48% for the first nine months of 2009 compared to the same period in 2008.  Declining rates have also impacted our funding costs for the first nine months of 2009, as funding costs decreased 89 basis points to 2.58% from 3.47% for the comparable period a year ago.  Average interest bearing liabilities increased $50.0 million or 3.4% to $1.51 billion from $1.46 billion for the nine month period ended September 2008.  For the nine months ended September 30, 2009, our net interest spread was 2.90% compared to 2.70% for the comparable prior year period while our net interest margin was 3.12% compared to 2.95%.

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

	Nine Months Ended Sept 30, 2009			Nine Months Ended Sept 30, 2008
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,280,803	$56,003	5.85%	$1,264,744	$61,656	6.51%
Investment securities available for sale	328,714	10,640	4.33%	250,739	9,039	4.81%
Investment securities held to maturity	20,551	727	4.73%	51,293	1,726	4.49%
Federal funds sold	13,877	11	0.11%	2,530	43	2.27%

Total interest earning assets	1,643,945	67,381	5.48%	1,569,306	72,464	6.17%
Other assets	130,431			148,051
Total assets	$1,774,376			$1,717,357

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$481,967	$4,816	1.34%	$520,183	$9,423	2.42%
Time deposits greater than $100K	194,557	3,952	2.72%	134,409	5,214	5.18%
Other time deposits	501,694	11,700	3.12%	404,472	12,027	3.97%
Short-term borrowings	108,874	1,253	1.54%	136,421	3,095	3.03%
Long-term borrowings	219,775	7,304	4.44%	261,363	8,064	4.12%

Total interest bearing liabilities	1,506,867	29,025	2.58%	1,456,848	37,823	3.47%

Demand deposits	104,799			104,788
Other liabilities	10,188			12,921
Stockholders' equity	152,522			142,800

Total liabilities and stockholders' equity	$1,774,376			$1,717,357

Net interest income and net interest spread		$38,356	2.90%		$34,641	2.70%
Net interest margin			3.12%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.10%			107.72%

Provision for Loan Losses. The Company recorded a $16.0 million provision for loan losses for the nine months ended September 30, 2009, representing an increase of $10.2 million from the $5.8 million provision for the comparable period of 2008.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.47% for the period ended September 30, 2009, compared with 0.23% for the period ended September 30, 2008.

Non-Interest Income.  For the nine months ended September 30, 2009, the Company reported non-interest income of $9.4 million compared to $8.8 million for the first nine months of 2008, an increase of $663 thousand or 7.6%.  See Note 7 to the Financial Statements for a summary of the components of non-interest income.  The largest influences on this category for these periods were $1.6 million decrease in net gains related to derivative activity, $1.2 million in gains on sales of investment securities and a $627 thousand increase in mortgage banking income.  The $1.6 million decrease in net gains related to derivative activity included a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts.  When we terminated these derivative contracts with Lehman in September 2008, we recorded a $440 thousand loss based on the uncertainty related to the collectability of the value of these derivative positions on our balance sheet due to Lehman’s impending bankruptcy.  In September 2009, we recorded $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.  During 2008, several of the remaining interest rate swaps which served as a hedge to some of our brokered certificates of deposit were called by the counterparties due to the declining interest rate environment which increased the value of the derivatives.  This had a favorable impact on the year to date 2008 results of operations as the charge which was taken in the second quarter of 2006 was being amortized as a reduction of interest expense on deposits over the assumed remaining life of the swaps.  When these swaps were called and the underlying hedged deposits were called by the Bank, the remaining unamortized balance was recognized immediately as a gain from derivative activity in non-interest income.  The $1.2 million in gains from the sale of investment securities was partially offset by an early extinguishment of debt prepayment penalty of $472 thousand in the second quarter of 2009, which is included in non-interest expense.  The coordinated transactions in the second quarter of 2009 to sell $15.0 million of investment securities and prepay FHLB advances of $15.0 million were part of the Company’s balance sheet management during the 2009 period aimed at increasing the net interest margin in future periods.  Mortgage banking income increased $627 thousand or 59.1% from increased refinance activity during the 2009 period.  In addition, the Company recognized a gain of $366 thousand in its investment in SBIC activity during the 2009 period compared to a loss of $29 thousand in the prior year.  The income from SBIC activity has remained steady despite a loss in the second quarter 2009 resulting from the writedown of the SBIC’s investment in one company in its portfolio.  Increases of $217 thousand on debit card income were also recognized in the 2009 period compared to the prior nine months while service charges on deposits had a slight decrease.  Investment brokerage income decreased $124 thousand during the 2009 period on lower brokerage transaction volumes.

Non-Interest Expense. For the nine months ended September 30, 2009, our non-interest expense increased $55.5 million or 176.5% over the same period in 2008.  Excluding the goodwill impairment charge of $49.5 million recognized in the first quarter of 2009, non-interest expense increased $6.0 million year to date 2009 compared to the same period last year.  The Company’s FDIC deposit insurance premiums increased $1.8 million for the nine months ended September 30, 2009 as a 5% special assessment totaling $789 thousand was recognized and the ongoing deposit insurance premium rates also increased during 2009.  The increased premiums are considered necessary by the FDIC to maintain adequate balances in the Deposit Insurance Fund to protect depositors during this time of an unusually high number of bank failures.  OREO writedowns and other OREO expenses were $1.4 million for 2009 compared to $173 thousand in 2008 period, an increase of $1.3 million.  The Company started a new program during 2009 to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more.  The cost for this program has totaled $1.0 million for the first nine months of 2009.  In addition, legal fees increased $458 thousand for the nine months ended September 30, 2009 compared to last year due to the increased level of problem assets for resolution in 2009.  A charge of $472 thousand was also incurred during the second quarter of 2009 for the early extinguishment of debt which is discussed above in non-interest income.

Provision for Income Taxes.  The Company recorded an income tax benefit of $2.7 million for the nine months ended September 30, 2009 due to our operating loss and the effect of tax-exempt income (including an increase in cash surrender value on bank-owned life insurance and interest on municipal bonds) on our income tax calculation.  Net operating loss for Federal income tax purposes can be carried back two years and forward 20 years.  The Company has paid sufficient income taxes in prior years to be able to fully realize the $2.7 million benefit.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $323.8 million at September 30, 2009, a decrease of $898 thousand from $324.7 million at December 31, 2008.  While agencies and mortgage backed securities decreased $55.9 million during this nine month period, municipal securities increased $53.7 million as a strategy to reduce the Company’s effective tax rate.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $127.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $430.1 million, as of September 30, 2009, with lendable collateral value of $311.4 million.  Borrowings with the FHLB were $119.5 million at September 30, 2009.  Under the Federal Reserve’s Term Auction Facility, we had borrowings outstanding of $25.0 million as of September 30, 2009.  Given the flexibility in the types of eligible collateral that may be pledged for borrowings under the facility, we have up to $150.9 million in additional borrowing capacity.  At September 30, 2009, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to ten years under repurchase lines of credit aggregating $100.0 million from various institutions.  The repurchases must be adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $18.2 million and $13.2 million at September 30, 2009 and December 31, 2008, respectively, $8.2 million of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations.  At September 30, 2009, our outstanding commitments to extend credit consisted of loan commitments of $204.8 million and amounts available under home equity credit lines, other credit lines and letters of credit of $99.6 million, $7.1 million and $14.0 million, respectively.  Given the amount of our unpledged collateral, we believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Throughout most of our thirteen year history (except for the past fifteen months), our loan demand has exceeded our growth in core deposits.  We have therefore relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase lower cost transaction accounts and other core deposit accounts to improve our funding mix.  The deposit emphasis shifted in the fourth quarter of 2008 and throughout the first quarter of 2009 as we introduced a time deposit campaign to address customer concerns for a higher yield and availability of funds with a one time withdrawal during the term of the certificate.  Time deposit growth peaked at the end of the first quarter and has declined the last two quarters and ended the third quarter at $646.0 million, a decrease of $9.3 million or 1.4% compared to December 31, 2008.  Certificates of deposits represented 49.9% of our total deposits at September 30, 2009, a decrease from 53.1% at December 31, 2008.  Deposit growth shifted from time deposits to money market, savings and NOW accounts in the second and third quarters of 2009 with growth of $66.6 million or 14.0% during year to date 2009.

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

At September 30, 2009, our leverage ratio (Tier I capital to average quarterly assets) was 10.08%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at September 30, 2009 were 12.30% and 13.65%, respectively.

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through September 30, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the third quarter or year to date in 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the Treasury as long as the Treasury invests in our preferred stock.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

Asset Quality

We consider asset quality to be of primary importance.  We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors.  It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated.  Credit Administration, through the loan review process, validates the accuracy of the initial and any revised risk grade assessment.  In addition, as a given loan’s credit quality improves or deteriorates, it is the loan officer’s responsibility to change the borrower’s risk grade accordingly.  Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after collection efforts and a thorough review have been completed.  Further collection efforts are then pursued through various means including legal remedies.  Loans carried in a nonaccrual status and probable losses are considered in the determination of the allowance for loan losses.

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming loans increased to $22.7 million or 1.82% of total loans at September 30, 2009, compared to $14.4 million or 1.10% of loans at December 31, 2008.  Approximately 82% of these nonperforming loans at period-end and 62% of net charge-off activity during the third quarter of 2009 were related to residential construction and development lending.  In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  Due to the above mentioned factors, we consider certain segments of our residential construction and development loan portfolio to represent higher risk loans.  These higher risk loans are speculative construction loans and land acquisition and development loans, including lot inventory loans.

In the tables and discussion below, the following trends are illustrated: 1) significant decline of $36.2 million or 36% in the outstanding balances of the Company’s speculative residential construction loan segment year over year; 2) moderating delinquency trend since year-end 2008; 3) increasing levels of classified loans in second and third quarters of 2009 and 4) shift in potential problem loans.  While the level of potential problem loans has stabilized in the third quarter of 2009, there was a shift in the components between June 30, 2009 and September 30, 2009 from residential construction and development to commercial real estate. (See further discussion on potential problem loans below).

The following table illustrates the quarterly trends in the outstanding balances of these higher risk loan segments.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
	(Amounts in millions)
Speculative Residential Construction	$64.5	$75.1	$87.7	$94.3	$100.7

Land Acquisition and Development	$62.3	$62.3	$66.5	$67.0	$61.9
Lot Inventory	32.0	32.3	33.5	33.8	36.6
Total	$94.3	$94.6	$100.0	$100.8	$98.5

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan segments, including the aging of the underlying loans in these segments.  As of September 30, 2009, speculative construction loans on our books more than twelve months amounted to $43.1 million or 66.8% of the total speculative residential construction loan portfolio.  Land acquisition and development loans on our books for more than twenty-four months at September 30, 2009 amounted to $39.2 million or 63.0% of that portfolio segment.

We also monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, nonaccrual loans and in loans classified substandard or doubtful.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2009		2009		2009		2008		2008
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans classified substandard or doubtful	$60.8	4.9%	$56.7	4.5%	$41.4	3.2%	$34.1	2.6%	$24.8	1.9%

Loans delinquencies 30 - 89 days past due	$9.2	0.7%	$9.7	0.8%	$13.0	1.0%	$19.7	1.5%	$6.1	0.5%

Total past dues	$25.8	2.1%	$24.0	1.9%	$32.9	2.5%	$33.0	2.5%	$17.5	1.3%

Nonaccrual Loans	$22.7	1.8%	$17.9	1.4	$20.3	1.6	$14.4	1.1	$12.0	0.009

The $15.3 million or 37% increase in classified loans from March 31, 2009 to June 30, 2009, while total delinquencies decreased by $8.9 million or 27% during the same period, was due to a concentrated effort in the second quarter of 2009 to re-evaluate the loan grading on the entire loan portfolio which resulted in significant downgrading of credit risk grades on selected loans.

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Amounts in thousands)

Nonaccrual loans	$22,697	$14,433	$12,007
Foreclosed assets	18,069	5,745	3,079
Total nonperforming assets	$40,766	$20,178	$15,086

The largest nonaccrual balance of any one borrower at September 30, 2009 was $2.5 million, with the average balance for the seventy-eight nonaccrual loans being $291 thousand.  At December 31, 2008, we had $14.4 million in nonaccrual loans.  The largest nonaccrual balance of any one borrower at year end was $2.9 million, with the average balance for the seventy-two nonaccrual loans being $200 thousand.

In addition to nonperforming loans, there were $38.1 million of loans at September 30, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  While the level of these potential problem loans decreased slightly from $38.9 million at June 30, 2009, the mix of these potential problem loans shifted from $30.0 million or 76% being related to residential construction and development lending at June 30, 2009 to $17.7 million or 46% of the total related to residential construction and development lending and $15.6 million or 40% related to commercial real estate at September 30, 2009.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At September 30, 2009, foreclosed assets totaled $18.1 million or 1.00% of total assets, and consisted of fifty-eight properties compared to $5.7 million or 0.32% of total assets, and thirty properties at December 31, 2008.  The largest dollar value of a foreclosed property was $2.9 million and $890 thousand at September 30, 2009 and December 31, 2008, respectively.  We recorded writedowns in the value of foreclosed assets of $542 thousand during the third quarter of 2009 and $347 thousand during the second quarter of 2009 for an aggregate of $889 thousand during the nine months ended September 30, 2009.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Our allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses.  We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off.  In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

The Bank’s format for the calculation of ALLL begins with the evaluation of individual loans considered impaired.  For the purpose of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Once a loan is considered individually impaired, it is not included in other troubled loan analysis, even if no specific allowance is considered necessary.  See Note 4 to the Financial Statements for further discussion.

The Bank also utilizes various other factors to further evaluate the portfolio for risk to determine the appropriate level of allowance to provide for probable losses in the loan portfolio.  During the third quarter of 2009, we made some enhancements to our methodology for the calculation of ALLL in regards to loans that are not evaluated individually.  The major change was to apply loss factors based on the credit risk grading of these loans segmented by major loan types of residential construction and development, commercial real estate, consumer and other loans.  These loss factors were based on an appropriate loss history for each major loan type adjusted by credit grade migration factors and other risk factors.  While similar to other risk factors related to economic and portfolio trends used in prior quarters, we focused on risk factors pertinent to the underlying risks in each major loan type such as changes in sales activity and pricing for sales of newly constructed homes for residential construction and changes in vacancy levels and collateral value for commercial real estate.  These enhancements place a greater emphasis on the credit risk grading of the loan portfolio and allow us to focus on the relative risk and the pertinent factors for the major loan segments of the Company.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although at the end of last four quarters loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans and increasing levels of net charge-offs.  The provision for loan losses increased to $6.0 million for the third quarter of 2009 as compared to $1.4 million for the same period last year due principally to an increase in nonperforming loans.  The allowance for loan losses at September 30, 2009 was $20.8 million and represented 1.67% of total loans which increased from 1.43% from year end and provided coverage of 92% of nonperforming loans.  At September 30, 2008, the allowance was $17.9 million, which represented 1.35% of total loans and coverage of 149% of nonperforming loans.  As a percentage of loans outstanding, the allowance increased from the third quarter of the prior year as a result of increased nonperforming loans and is based on the model described above.  We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	December 31,
	2009	2008*

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$22,953	$25,215
Federal funds sold	21,792	2,180
Investment securities
Available for sale, at fair value	309,810	289,466
Held to maturity, at amortized cost	13,990	35,231
Federal Home Loan Bank stock	9,794	9,757

Loans held for sale	2,559	316

Loans	1,248,249	1,314,811
Allowance for loan losses	(20,807)	(18,851)
Net Loans	1,227,442	1,295,960

Premises and equipment, net	42,590	40,030
Goodwill	-	49,501
Other assets	74,411	56,122

Total Assets	$1,725,341	$1,803,778
Liabilities and Stockholders’ Equity
Deposits
Demand	$106,156	$102,048
Money market, NOW and savings	542,277	475,772
Time	646,039	655,292
Total Deposits	1,294,472	1,233,112

Short-term borrowings	69,441	145,197
Long-term borrowings	219,144	228,016
Other liabilities	8,222	9,743

Total Liabilities	1,591,279	1,616,068

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at September 30, 2009 and December 31, 2008	40,968	40,690
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,791,175 shares at September 30, 2009 and 16,769,675 shares at December 31, 2008	119,245	119,054
Retained earnings (accumulated deficit)	(30,086)	24,901
Accumulated other comprehensive income	3,935	3,065
Total Stockholders’ Equity	134,062	187,710

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,725,341	$1,803,778
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$18,568	$20,597	$56,003	$61,656
Investment securities available for sale	3,458	3,317	10,640	9,039
Investment securities held to maturity	158	487	727	1,726
Federal funds sold	2	11	11	43

Total Interest Income	22,186	24,412	67,381	72,464
Interest Expense
Money market, NOW and savings deposits	1,672	3,147	4,815	9,423
Time deposits	4,470	5,706	15,653	17,241
Borrowings	2,726	3,700	8,557	11,159

Total Interest Expense	8,868	12,553	29,025	37,823

Net Interest Income	13,318	11,859	38,356	34,641

Provision for Loan Losses	6,000	1,350	16,000	5,805

Net Interest Income After Provision for Loan Losses	7,318	10,509	22,356	28,836

Non-Interest Income	4,189	2,076	9,380	8,717

Non-Interest Expense
Salaries and employee benefits	5,690	5,535	17,117	16,950
Occupancy and equipment	1,997	1,854	6,021	5,749
Goodwill impairment	-	-	49,501	-
Other	4,934	2,814	14,281	8,690

Total Non-Interest Expense	12,621	10,203	86,920	31,389

Income (Loss) Before Income Taxes	(1,114)	2,382	(55,184)	6,164

Income Tax (Benefit) Expense	(683)	754	(2,742)	1,868

Net Income (Loss)	$(431)	$1,628	$(52,442)	$4,296

Effective Dividend on Preferred Stock	621	-	1,881	-

Net Income (Loss) Available to Common Shareholders	$(1,052)	$1,628	$(54,323)	$4,296

Net Income (Loss) Per Common Share
Basic	$(0.06)	$0.09	$(3.24)	$0.25
Diluted	(0.06)	0.09	(3.24)	0.25

Weighted Average Common Shares Outstanding
Basic	16,791,175	17,369,925	16,787,565	17,361,257
Diluted	16,791,175	17,416,675	16,787,565	17,406,558

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(Amounts in thousands)

Net income (loss)	$(431)	$1,628	$(52,442)	$4,296

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	3,003	(57)	2,911	(2,291)
Tax effect	(1,157)	22	(1,121)	883
Reclassification of gains recognized in net income	(735)	-	(1,236)	-
Tax effect	283	-	476	-
Net of tax amount	1,394	(35)	1,030	(1,408)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(245)	632	356	998
Tax effect	94	(243)	(137)	(386)
Reclassification of gains (losses) recognized in net income (loss), net:			-
Reclassified into income	69	-	157	-
Tax effect	(27)	-	(62)	-
Amortization of terminated floor contract	-	-	(229)	-
Other	-	(354)	-	(326)
Acquisition premium on interest rate cap contract, net of amortization	3	-	(399)	-
Tax effect	(1)	(19)	154	(29)
Net of tax amount	(107)	16	(160)	257

Total other comprehensive loss	1,287	(19)	870	(1,151)

Comprehensive income (loss)	$856	$1,609	$(51,572)	$3,145

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings (accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	deficit)	Income (loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2008	42,750	$40,690	16,769,675	$119,054	$24,901	$3,065	$187,710
Net income (loss)	-	-	-	-	(52,442)	-	(52,442)
Other comprehensive income, net of tax	-	-	-	-	-	870	870
Restricted stock issued	-	-	21,500	73	-	-	73
Stock-based compensation	-	-	-	118	-	-	118
Preferred stock dividend	-	-	-	-	(1,603)	-	(1,603)
Preferred stock accretion of discount	-	278	-	-	(278)	-	-
Cash dividends of $0.04 per share	-	-	-	-	(664)	-	(664)

Balance at September 30, 2009	42,750	$40,968	16,791,175	$119,245	$(30,086)	$3,935	$134,062

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(52,442)	$4,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,344	2,885
Provision for loan losses	16,000	5,805
Net proceeds from sales of loans held for sale	136,345	57,530
Originations of loans held for sale	(136,900)	(55,459)
Gain from mortgage banking	(1,688)	(1,061)
Stock-based compensation	191	106
Net increase in cash surrender value of life insurance	(835)	(648)
Realized gain on sale of available for sale securities, net	(1,236)	-
Realized loss of equity investment in Silverton Bank	404	-
Realized (gain) loss on sale of premises and equipment	(57)	32
Gain on economic hedges	(26)	(934)
Deferred income taxes	(647)	874
Realized (gain) loss on sale of foreclosed assets	(63)	51
Goodwill impairment	49,501	-
Changes in assets and liabilities:
Increase in other assets	(5,491)	(8,700)
Increase (decrease) in other liabilities	(1,495)	5,407
Total Adjustments	57,347	5,888
Net Cash Provided by (Used in) Operating Activities	4,905	10,184

Cash Flows from Investing Activities
Increase in federal funds sold	(19,612)	(355)
Purchase of:
Available-for-sale investment securities	(201,897)	(154,576)
Proceeds from maturities and calls of:
Available-for-sale investment securities	113,877	37,640
Held-to-maturity investment securities	21,237	28,487
Proceeds from sale of:
Available-for-sale investment securities	69,846	-
Purchase of Federal Home Loan Bank stock	(421)	(3,613)
Proceeds from sales of Federal Home Loan Bank stock	384	5,550
Net (increase) decrease in loans	31,663	(136,047)
OREO capitalized cost	(626)	-
OREO writedown	889	-
Purchases of premises and equipment	(5,083)	(2,943)
Proceeds from disposal of premises and equipment	58	8
Proceeds from sale of foreclosed assets	8,331	767
Purchase of bank-owned life insurance	-	(10,000)
Net Cash Provided by (Used in) Investing Activities	18,646	(235,082)

Cash Flows from Financing Activities
Net increase in demand deposits	70,613	23,594
Net increase (decrease) in time deposits	(9,253)	194,143
Net increase (decrease) in short-term borrowings	(75,756)	17,672
Proceeds from long-term borrowings	16,250	50,000
Repayment of long-term borrowings	(25,122)	(62,343)
Net proceeds from the issuance of common stock	-	408
Cost of shares repurchased	-	(942)
Preferred dividends paid	(1,881)	-
Cash dividends paid	(664)	(2,086)
Net Cash Provided by (Used in) Financing Activities	(25,813)	220,446

Net Decrease in Cash and Due From Banks	(2,262)	(4,452)
Cash and Due From Banks, Beginning of Period	25,215	31,905
Cash and Due From Banks, End of Period	$22,953	$27,453

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$20,855	$3,117

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

 Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions.  Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Recently issued accounting pronouncements

The Company has adopted new disclosures about derivative and hedging activities, including the underlying derivative instruments.  These disclosures include a description of the objectives including how and why derivative instruments are used.  Other disclosures include how derivative instruments and related hedged items are accounted for and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows.  Cross-referencing is provided within the footnotes to improve the reader’s ability to locate information about derivative instruments.  For additional information, see Note 10 (Derivatives) to Financial Statements.

The Company discloses information of events that occur after the balance sheet date but prior to the financial statements being issued or available for issue.  Financial statements are considered available for issue when the financial statements are in a complete form that complies with accounting standards and all approvals necessary, such as management or the board of directors, have been obtained.  The date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date they were available for issue has been disclosed.  For additional information, see Note 13 (Subsequent Events) to Financial Statements.

The FASB accounting standards codification and the hierarchy of generally accepted accounting principles supersedes all non-SEC accounting and reporting standards and is the source of authoritative U.S. generally accepted accounting principles recognized by the Financial Accounting Standards Board.  The new standards superseded prior guidance which was issued in 2008 to establish the hierarchy of accounting principles.  The Company adopted the accounting standards codification in the third quarter of 2009 which did not have a material effect on the Company’s consolidated financial statements.

Beginning in the second quarter 2009, the Company provided disclosures of the fair value of financial instruments in interim reporting periods that were previously only required to be disclosed in annual financial statements.  Only the disclosure requirements about fair value of financial instruments in interim periods was amended and had no impact on the Company’s consolidated statement of operations and balance sheet.

Current other-than-temporary impairment guidance in GAAP for debt securities was amended to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This amendment replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery.  The full impairment loss is recognized in earnings if the holder is unable to make these assertions.  Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income.  Both the full impairment and credit loss portion are presented on the face of the statement of operations.  This amendment also requires additional disclosure in interim periods.  This amendment is effective for interim and annual periods ending after June 15, 2009.  The adoption of this amendment in the second quarter 2009 did not have a material impact on the consolidated financial statements, other than adding expanded disclosures.

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

Note 2 – Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period.  Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average number of common shares used in computing basic net income per share	16,791,175	17,369,925	16,787,565	17,361,257

Effect of dilutive stock options	-	46,750	-	45,301

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,791,175	17,416,675	16,787,565	17,406,558

Net income (loss) Available to Common Shareholders (in thousands)	$(1,052)	$1,628	$(54,323)	$4,296
Basic	(0.06)	0.09	(3.24)	0.25
Diluted	(0.06)	0.09	(3.24)	0.25

For the three months ended September 30, 2009 and 2008, net income (loss) for determining net income (net loss) per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 2,342,468 and 752,342 shares for the three months ended September 30, 2009 and 2008, respectively, and 2,342,468 and 718,655 shares for the nine months ended September 30, 2009 and 2008, respectively.  Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and nine months ended September 30, 2009 due to the Company’s loss position for those periods.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$52,696	$674	$3	53,367
Mortgage-backed securities	184,425	6,270	7	190,688
Municipals	56,789	1,902	6	58,685
Trust preferred securities	4,252	-	1,520	2,732
Common stocks and mutual funds	3,418	178	267	3,329
Other	1,000	9	-	1,009
	$302,580	$9,033	$1,803	$309,810

Securities held to maturity:
U. S. government agencies	$5,500	$91	$-	5,591
Mortgage-backed securities	1,248	47	-	1,295
Municipals	7,242	252	-	7,494
	$13,990	$390	$-	$14,380

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Trust preferred securities	4,250	-	183	4,067
Common stocks and mutual funds	3,822	4	209	3,617
Other	1,000	-	290	710
	$283,912	$6,474	$920	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

Sales of securities available for sale for the three months and nine months ended September 30, 2009 resulted in $735 thousand and $1.3 million, respectively, in realized gains and none and $48 thousand in realized losses, respectively.

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand in the first quarter to write-off its equity investment in Silverton which was classified as other securities available for sale (under common stocks and mutual funds) in the above table at December 31, 2008.  The impairment loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the nine month period ended September 30, 2009.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$3,998	$3			$3,998	$3
Mortgage-backed securities	4,620	7			4,620	7
Municipals	1,150	6			1,150	6
Trust preferred securities	1,650	1,350	1,082	170	2,732	1,520
Common stocks and mutual funds	89	178	411	89	500	267
Total temporarily impaired securities	$11,507	$1,544	$1,493	$259	$13,000	$1,803

In evaluating investment securities for “other than temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At September 30, 2009, there were three investment securities with aggregate fair values of $1.5 million in an unrealized loss position for at least twelve months.  The trust preferred securities had one investment security in an unrealized loss position for less than 12 months due to changes in the level of market interest rates and to the lack of an active market in these securities.  The security has a variable rate based on LIBOR which has declined steadily throughout 2009.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity.  The unrealized losses are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at September 30, 2009 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	September 30, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$1,944	$1,956	$7,021	$7,129
Due after one but through five years	17,972	18,441	1,434	1,516
Due after five but through ten years	18,135	18,553	1,755	1,836
Due after ten years	71,434	73,102	2,532	2,604
Mortgage-backed securities	184,425	190,688	1,248	1,295
Trust preferred securities	4,252	2,732	-	-
Common stocks and mutual funds	3,418	3,329	-	-
Other	1,000	1,009	-	-
	$302,580	$309,810	$13,990	$14,380

Note 3 – Investment Securities (continued)

Federal Home Loan Bank Stock

The Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.8 million at September 30, 2009 and $9.8 million at December 31, 2008.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  Prior to the announcement the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, the FHLB will evaluate on a quarterly basis whether to repurchase excess capital stock from its members.  On October 30, 2009, the FHLB announced that it will not repurchase excess stock outstanding at September 30, 2009 and will continue to evaluate their decision on a quarterly basis.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  After not paying a cash dividend for the fourth quarter 2008 and first quarter 2009, FHLB paid a cash dividend for the second quarter at an annualized rate of 0.84% in August.  On October 30, 2009, FHLB announced an annualized dividend rate of 0.41% for the third quarter 2009 which was paid to members on November 2, 2009.  At June 30, 2009 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements as its total regulatory capital-to-assets ratio was 5.30% exceeding the 4% requirement, and its risk-based capital was $9.0 billion, exceeding its $5.1 billion requirement.  Management believes that our investment in FHLB stock was not impaired as of September 30, 2009 or December 31, 2008.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

Note 4 – Loans

Following is a summary of loans:

	At September 30,		At June 30,		At December 31,
	2009		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$396,693	31.8%	$392,139	31.3%	$393,360	29.9%
Commercial mortgage loans	463,894	37.2%	428,487	34.2%	419,212	31.9%
Construction loans	182,460	14.6%	218,945	17.5%	260,549	19.8%
Commercial and industrial loans	186,287	14.9%	193,651	15.5%	221,231	16.8%
Loans to individuals	18,915	1.5%	17,978	1.5%	20,459	1.6%

Subtotal	1,248,249	100.0%	1,251,200	100.0%	1,314,811	100.0%

Less: Allowance for loan losses	(20,807)		(19,390)		(18,851)

Net loans	$1,227,442		$1,231,810		$1,295,960

Note 4 – Loans (continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Balance at beginning of period	$19,390	$17,499	$18,851	$14,258

Provision for loan losses	6,000	1,350	16,000	5,805

Charge-offs	(4,721)	(937)	(14,316)	(2,361)
Recoveries	138	17	272	227
Net charge-offs	(4,583)	(920)	(14,044)	(2,134)
Balance at end of period	$20,807	$17,929	$20,807	$17,929

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Amounts in thousands)

Nonaccrual loans	$22,697	$14,433	$12,007
Foreclosed assets	18,069	5,745	3,079
Total nonperforming assets	$40,766	$20,178	$15,086

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.  The allowance consists of several components.  One component is for loans that are individually classified as impaired which may result in a need for specific valuation allowances.  The other components are for collective loan impairment which generates a general valuation allowance.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

At September 30, 2009, the Company had loans with a book value of $25.6 million that have been individually evaluated for impairment.  A corresponding valuation allowance of $3.9 million has been provided for impaired loans with an outstanding balance of $16.6 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits were deemed necessary.

Note 5 – Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the reporting unit (determined to be Company-level) was developed using both the income and market approaches to value the Company.  The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under one market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.  Our annual goodwill testing in May 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of The Community Bank continued to properly value the acquired company and had not been impaired as of December 31, 2008.  No impairment was recorded as a result of goodwill testing performed during 2008.

We updated our Step 1 goodwill impairment testing as of March 31, 2009.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Company’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test.  Based on the Step 2 analysis, it was determined that the Company’s fair value did not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company recorded a $49.5 million goodwill impairment charge to write-off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of operations.

Note 6 – Borrowings

The following is a summary of our borrowings at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$26,250	$62,000
Term Auction Facility	25,000	60,000
Repurchase agreements	18,191	23,197
	$69,441	$145,197

Long-term borrowings
FHLB advances	$93,267	$92,139
Term repurchase agreements	80,000	90,000
Jr. subordinated debentures	45,877	45,877
	$219,144	$228,016

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Service charges and fees on deposit accounts	$1,588	$1,491	$4,575	$4,372
Income from mortgage banking activities	512	219	1,688	1,061
Investment brokerage and trust fees	359	285	867	991
Loss of equity investment in Silverton Bank	-	-	(404)	-
SBIC income (loss) and management fees	171	39	366	(29)
Gain (loss) and net cash settlement on economic hedges	316	(440)	(618)	934
Gain on sale of investment securities	735	98	1,236	98
Other	508	384	1,670	1,290
	$4,189	$2,076	$9,380	$8,717

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
FDIC deposit insurance	$820	$216	$2,399	$581
Postage, printing and office supplies	211	147	699	584
Telephone and communication	246	278	694	772
Advertising and promotion	188	258	839	900
Data processing and other outsourced services	206	205	570	629
Professional services	528	318	1,711	1,168
Buyer incentive plan	480	-	1,050	-
Loss on early extinguishment of debt	-	-	472	-
Gain (loss) on sales of foreclosed assets	6	(1)	(63)	(47)
Other	2,249	1,393	5,910	4,103
	$4,934	$2,814	$14,281	$8,690

Included under the caption “gain (loss) and net cash settlement on economic hedges” for the three months ended September 30, 2009, the Company recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.  These claims were related to certain derivative contracts (and underlying collateral) terminated in the third quarter 2008.

Note 8 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million to the United States Treasury in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

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

Note 9 – Common Stock Repurchase Programs

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  Through September 30, 2009, the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans, with no purchases during the year of 2009.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

Note 10 - Derivatives

Derivative Financial Instruments

The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program.  These transactions involve both credit and market risk.  The Company uses derivative instruments to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Effective January 1, 2009, the Company adopted the new disclosure requirements for derivative instruments and hedging activities.

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties.  Although the Company deals only with primary dealers, a nonrecurring loss was recorded in the prior year related to the uncertain realization of the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  As part of those derivative contracts, Lehman Brothers held as collateral $1.0 million of the Company’s U.S. Government Agency investment securities.  The Company filed a claim against Lehman Brothers for recovery of the collateral and value of the derivative positions.  The Company wrote off the $1.0 million in collateral held by Lehman during the second quarter 2009 as legal counsel determined that we had no preferred status in the Lehman bankruptcy and its realization was uncertain.  Through the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party, we recovered $408 thousand which was recorded in noninterest income for the three and nine months ended September 30, 2009.

Note 10 – Derivatives (continued)

The Company currently has ten derivative instrument contracts consisting of two interest rate caps, seven interest rate swaps and a foreign exchange contract.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	September 30, 2009		December 31, 2008
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$(1,011)	$65,000	$-	$-

Currency Exchange Contracts	(945)	10,000	(69)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(433)	10,000	(483)	10,000

Interest rate cap contracts	636	22,500	3	10,000

	$(1,753)	$107,500	$(549)	$30,000

See Note 12 for additional information on fair values of net derivatives.

The following table further breaks down the derivative positions of the Company at September 30, 2009.

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate options	Other Assets	$636
Interest rate contracts			Other Liabilities	$433
Interest rate contracts			Other Liabilities	1,011

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	945
Total derivatives		$636		$2,389
Net Derivative Asset (Liability)				$(1,753)

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the three months and nine months ended September 30, 2009.

For the Three Months Ended September 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(242)	Interest Expense	$(69)

For the Nine Months Ended September 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(271)	Interest Expense	$(157)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the three months and nine months ended September 30, 2009.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges for the three months and nine months ended September 30, 2009.

For the Three Months Ended September 30, 2009

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)

Interest rate contracts – Not designated as hedging instruments	Other income (expense)	$(5)

Interest Rate Contracts – Fair value hedging relationships	Interest Income/(Expense)	$393

For the Nine Months Ended September 30, 2009

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)

Interest rate contracts - Not designated as hedging instruments	Other income (expense)	$147

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$576

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps with deposit taking activities on certificates of deposit have maturity dates of February 26, 2024, June 25, 2029, July 9, 2029, July 28, 2024, July 28, 2024 and August 28, 2024.  The primary derivative activity during the first nine months of 2009 involved the purchase of six interest rate swaps and an interest rate cap.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $4.5 million and $2.9 million at September 30, 2009 and December 31, 2008 respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at September 30, 2009.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 5% to 25%, depending upon the nature of the loans, were subtracted to reflect the illiquid and distressed conditions at September 30, 2009 and December 31, 2008.

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

Note 11 - Disclosures About Fair Values of Financial Instruments (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$22,953	$22,953	$25,215	$25,215
Federal funds sold and other interest-bearing deposits	21,792	21,792	2,180	2,180
Investment securities available for sale	309,810	309,810	289,466	289,466
Investment securities held to maturity	13,990	14,380	35,231	35,531

Loans	1,227,442	1,252,214	1,295,960	1,304,117
Market risk/liquidity adjustment	-	(26,702)	-	(14,517)
Net loans	1,227,442	1,225,512	1,295,960	1,289,600

Investment in life insurance	28,500	28,500	27,665	27,665
Accrued interest receivable	7,319	7,319	7,690	7,690

Financial liabilities:
Deposits	1,294,472	1,311,885	1,233,112	1,227,006
Short-term borrowings	69,441	69,837	145,197	145,197
Long-term borrowings	219,144	221,186	228,016	247,223
Accrued interest payable	3,236	3,236	6,427	6,427

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	1,753	1,753	549	549

Note 12 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted the new requirement for reporting of financial assets and financial liabilities at fair value. The effect of adopting the fair value reporting standards was not material to the financial statements.

The new standard defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value, the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At September 30, 2009 and December 31, 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Valuations are obtained from third party services for similar or comparable assets or liabilities.

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

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$53,367	$-	$53,367	$-
Mortgage-backed securities	190,688	-	190,688	-
Municipals	58,685	-	58,685	-
Trust preferred securities	2,732	-	2,732	-
Common stocks and mutual funds	3,329	500	-	2,829
Other	1,009	-	1,009	-
Net Derivatives	(1,753)	-	(808)	(945)

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$78,207	$-	$78,207	$-
Mortgage-backed securities	200,460	-	200,460	-
Municipals	2,405	-	2,405	-
Trust preferred securities	4,067	-	4,067	-
Common stocks and mutual funds	3,617	340	272	3,005
Other	710	-	710	-
Net Derivatives	(549)	-	(480)	(69)

The table below presents reconciliation for the period of January 1, 2009 to September 30, 2009, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2009	$3,005	$(69)
Total realized and unrealized gains or losses:
Included in earnings	-	91
Included in other comprehensive income	(176)	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(967)
Ending Balance	$2,829	$(945)

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

Note 12 – Fair Values of Assets and Liabilities (continued)

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At September 30, 2009, loans with a book value of $25.6 million were evaluated for impairment.  Of this total, $16.6 million required a specific allowance totaling $3.9 million for a net fair value of $12.7 million.  The methods used to determine the fair value of these loans were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$12,732	$-	$-	$12,732

Foreclosed assets	18,069	-	-	18,069

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$16,223	$-	$-	$16,223

Foreclosed assets	5,745	-	-	5,745

Note 13 – Subsequent Events

Management has evaluated subsequent events through November 9, 2009, the date the financial statements were issued.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 4%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 13%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.  However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced plans to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares of its common stock in September 2005 and to repurchase up to an additional 1 million shares of its common stock in July 2006.  The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2009.  See Note 9 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

July 1, 2009 to September 30, 2009	None			41,927

Total for quarter	-	$-	-

Total repurchases under all programs	1,858,073	$6.99

Item 5.  Other Information

On August 19, 2009, the Board of Directors approved and adopted an amendment to Article VIII, Section 6 of the Company’s bylaws.  The amendment extended the scope of activities for which the Company would provide indemnification to service in the position of director, officer or employee of any non-profit entity if such service is or was with the knowledge and consent of, or at the direction or request of, or part of the duties regularly assigned to a director or officer of, the Company.  The non-profit for which the indemnified person provides or provided service must be exempt from federal income tax.  The amended bylaws are filed with this Form 10-Q as Exhibit 3.2.

Item 6.  Exhibits

(a)	Exhibits.

	Exhibit 3.2	Bylaws of Southern Community Financial Corporation

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

	Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 9, 2009	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 9, 2009	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)