Form 10-K
period 2009-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2010-03-15
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, $41.8 million.

As of February 26, 2010, the registrant had outstanding 16,818,375 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2010 to be mailed to shareholders within 120 days of December 31, 2009.	Part III

Form 10-K Table of Contents

PART I

Item 1. Business

Who We Are

Southern Community Financial Corporation (“we,” “our,” “us,” Southern Community” or the “Company”) is the holding company for Southern Community Bank and Trust (the “Bank”), a community bank with twenty-two banking offices operating in nine counties throughout central and western North Carolina.  The Bank commenced operations on November 18, 1996 and effective October 1, 2001 became a wholly-owned subsidiary of the Company.  Our banking offices are located in the Piedmont Triad area (including Winston-Salem (our headquarters), Greensboro, High Point and surrounding areas), Mooresville (the Charlotte area), Raleigh and Asheville.

At December 31, 2009, the Company had total assets of $1.7 billion, net loans of $1.2 billion, deposits of $1.4 billion and shareholders’ equity of $122.0 million.  The Company had net income (loss) available to common shareholders of $(65.7) million, $5.7 million and $7.6 million and diluted earnings per common share of $(3.91), $0.33 and $0.43 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In our thirteen years of existence, the Company has:

•	Established a reputation for superior service to our customers and the communities in which we operate;
•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina;
•	Maintained third position in deposit market share in our home base of Forsyth County and fifth position in the Piedmont Triad;
•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets at that time to over $1.0 billion and increasing the number of our banking offices.

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

Our Market Area

The Company’s primary market areas are the Piedmont Triad area of North Carolina, Mooresville (the Charlotte area) Asheville (Western Mountains of North Carolina) and Raleigh (in the Research Triangle region of the eastern Piedmont of North Carolina).  The Piedmont Triad is a twelve county region located in north central North Carolina and is named for the three largest cities in the region, Winston-Salem (where our headquarters is located), Greensboro and High Point.  The North Carolina State Data Center estimated that in July 2008, the region’s estimated population was over 1.6 million, approximately 18% of the state’s population.

Winston-Salem is the largest city in Forsyth County and, as of July 2008, the fifth largest city in North Carolina according to the NC State Data Center.  Greensboro is the largest city in Guilford County and the third largest city in North Carolina, while High Point is the second largest city in Guilford County and the ninth largest city in North Carolina according to the July 2008 estimates of the NC Data Center.  The NC Data Center estimated the July 2008 population of Forsyth County to exceed 343 thousand and the population of Guilford County to exceed 468 thousand.  The populations of Forsyth County and Guilford County are projected to grow to 463 thousand and 643 thousand, respectively, by 2029.

The Piedmont Triad is the economic hub of northwest North Carolina.  For fiscal year 2009, the US Department of Housing and Urban Development estimated that the median family income ranged from a low of $47,700 in the Surry County area to a high of $59,700 in the Winston-Salem metropolitan area.  The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 801 thousand in December 2009, according to the NC Employment Security Commission.  Approximately 99% of the work force is employed in nonagricultural wage and salary positions.  According to the NC Employment Security Commission, the major employment sectors in the 2nd quarter of 2009 were healthcare (14.0%), manufacturing (15.2%), trade (15.6%), government (13.6%), financial (4.4%) and construction (4.6%).  During 2009, NC Employment Security Commission statistics showed that the unemployment rate in the Piedmont Triad varied from a low of 10.5% in January to a high of 11.8% in June.

The Raleigh-Cary metropolitan statistical area is the fastest growing metropolitan statistical area (MSA) in North Carolina.  The NC Data Center estimated the July 2008 population of Wake County to exceed 864 thousand.  The Wake County population is projected to more than double by 2030.  The US Department of Housing and Urban Development estimated the area’s 2009 median family income to be over $76,900.  According to the NC Employment Security Commission, the labor force in the Raleigh-Cary MSA exceeded 556 thousand in December 2009 and the unemployment rate during 2009 varied from a low of 7.9% in January to a high of 9.1% in June and July.

The Charlotte MSA is the fourth fastest growing MSA in North Carolina.  The NC Data Center estimated the July 2008 population of Mecklenburg County to exceed 877 thousand. The Mecklenburg County population is projected to grow to over 1.3 million by 2030.  According to the NC Employment Security Commission, the area’s labor force exceeded 848 thousand in December 2009 and the unemployment rate during 2009 varied from a low of 10.5% in January to a high of 12.5% in June.  Mooresville is located in the Lake Norman area, north of Charlotte.

Asheville is the largest city in Western North Carolina and the thirteenth largest city in North Carolina, according to the July 2008 estimates of the NC Data Center, with an estimated population of over 78 thousand.  In 2009, the US Department of Housing and Urban Development estimated the median family income in the area to be $55,700.  The Western North Carolina region has a balanced and diversified economy.  According to the US Bureau of Labor Statistics, the major employment sectors in the 2nd quarter of 2009 were education and health services (27.7%), government (20.0%), retail (12.9%), leisure and hospitality (12.9%), manufacturing (13.1%), and construction (5.2%).  According to the NC Employment Security Commission, the Asheville MSA’s labor force exceeded 204 thousand in December 2009 and the unemployment rate during 2009 varied from a low of 8.4% in September to a high of 9.6% in February.

The Bank serves our market areas through twenty-two full service banking offices.  Our television and radio advertising has extended into our market areas for several years, providing the Bank name recognition.  The Bank’s customers may access various banking services through over one hundred and seventy-five ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products.  These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

Business Strategy

The Company’s overall long term objective is to continue to be a vital, long-standing community bank in our markets with a reputation for quality customer service provided by a financially sound organization.  Our business strategy is to operate as a well capitalized institution that is strong in asset quality, profitable, independent, customer-oriented and connected to our community.

Southern Community Bank, along with others in our industry and our community, has been adversely impacted by the current and challenging economic cycle.  During the past two years, we have concentrated our efforts on managing our problem assets.  Our strategy during this economic downturn has been to focus on promptly identifying and resolving nonperforming loans and reducing our inventory of foreclosed real estate.  Many of our borrowers were significantly affected by a weak economy, and we have been working closely with them during this economic downturn to achieve acceptable solutions.

Regardless of the impact of the economic cycle, a commitment to customer service remains the foundation of our approach.  Our commitment is to put our customers first and we believe it differentiates us from our competitors.  We intend to leverage the core relationships we build by providing a variety of services to our customers.  With that focus, we target:

•	Small and medium sized businesses, and the owners and managers of these entities;
•	Professional and middle managers of locally based companies; and
•	Individual consumers.

We intend to grow our franchise through new and existing relationships developed by our employees and by expanding primarily to neighboring areas through branching and acquisitions which make strategic and economic sense.

We have also diversified our revenue in order to generate non-interest income.  These efforts include expansion of mortgage banking, wealth management and investment in Small Business Investment Company (SBIC) activities through Salem Capital Partners.  Southern Community Advisors, our wealth management group, offers investment advisory, brokerage, trust and insurance services.  For more information on the Company’s SBIC activities, see below under the heading “SUBSIDIARIES”.  For the year ended December 31, 2009, our non-interest income, excluding securities gains and losses, represented 18.1% of our total revenue.  We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our long term success.

Key aspects of our strategy and mission include:

•	To maintain solid asset quality and remain well capitalized;
•	To provide community-oriented banking services by delivering a broad range of financial services to our customers through responsive service and communication;
•	To form a partnership with our customers whereby our decision making and product offerings are geared toward their best long-term interests;
•	To be recognized in our community as a long-term player with employees, stockholders and directors committed to that effort; and
•	To be progressive in our adoption of new technology so that we can provide our customers’ access to products and services that meet their needs for convenience and efficiency.

Our belief is that our way of doing business will continue to support a profitable corporation and grow shareholder value.  We want to consistently reward our shareholders for their investment and trust in us.

Subsidiaries

In addition to those financial services offered by the Bank, the Company has two subsidiaries, Southern Community Capital Trust II (“Trust II”) and Southern Community Capital Trust III (“Trust III”), formed to issue trust preferred securities.  Each subsidiary is described below.

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

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III, a newly formed subsidiary of the Company, as part of a pooled trust preferred security.  The Trust issuer invested the total proceeds from the sale of the trust preferred securities (the “Trust III Securities”) in junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the Trust III Securities, which are recorded as interest expense, are deductible for income tax purposes.  The Trust III Securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For us, this Tier 1 limit was $41.4 million at December 31, 2009.  The $3.1 million in excess of that 25% limitation counts as Tier 2 supplementary capital on our books.

The Bank has interests in two unconsolidated entities (VCS Management LLC and SCP Advisor LLC) to house its investment in its SBIC activities.  VCS Management, LLC was formed in March 2000 as the managing general partner of what is now known as Salem Capital Partners, L.P. (“SCP I”), a small business investment company (SBIC) licensed by the Small Business Administration.  The Bank has invested $1.7 million in SCP I, which has a total of $9.2 million of invested capital from various private investors including the Bank.  The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its funds available for investment.  The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments.  The Bank shares in any earnings of the partnership through its investment in the partnership.  During 2006, Salem Capital Partners II, L.P., (now Salem Halifax Capital Partners, LP (“SHCP”), was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I.  Through December 31, 2009, the Bank has contributed $1.2 million of its $2.0 million capital commitment to SHCP.  As of January 2010, SCP II has commitments for $35 million from various private investors, including the $2 million from the Bank.  In connection with the formation of SHCP, a new entity, SCP Advisor LLC, was formed as the management company for both SCP I and SHCP with the Bank having 15% ownership.  VCS Management, LLC is currently dormant and only receives the Bank’s portion of any carried interest from SCP I.  For the year ended December 31, 2009, the Company earned $148 thousand, or 0.2% of total revenue, from its SBIC activities, including income from the investments in SCP I and SCHP and SBIC management fees.  The revenue stream from SBIC activities has been irregular over the past two years due to the impact of economic conditions on certain portfolio companies compared with substantial gains from the exit of certain portfolio investments during 2007.

Competition

The activities in which the Bank engages are highly competitive.  Commercial banking in North Carolina is extremely competitive due to early adoption of state laws which permitted statewide branching.  Consequently, many commercial banks have branches located in several communities.  One of the largest regional commercial banks in North Carolina and one savings institution also have their headquarters in Winston-Salem.  Currently, we operate branches in Buncombe, Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina.  In June 2009, there were 735 branches operated by fifty-two banks and eleven savings institutions in these nine counties with approximately $53.3 billion in deposits.  On that date, deposits of the Bank were $1.3 billion for a 2.38% market share.  The top three deposit market share leaders in this market area account for 60.2% of deposits.  Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to the Bank.  Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

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

Employees

During 2009, all employees of the Company were compensated by the Bank.  At December 31, 2009, the Bank employed 331 full-time equivalent persons (including our executive officers).  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider our relationship with our employees to be good and extremely important to our long-term success.  The Board and management continually seek ways to enhance employee benefits and the well being of employees.

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

Southern Community Financial Corporation

Southern Community Financial Corporation is a bank holding company that has elected to be treated as a financial holding company.  As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve.  We are required to file annual and other reports with, and furnish information to, the Federal Reserve.  The Federal Reserve may conduct periodic examinations of the parent holding company and may examine any of its subsidiaries, including the Bank.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%.  In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks.  The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio.  However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.  As of December 31, 2009, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.14%, 11.34% and 12.92%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets.  The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities.  The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.  As of December 31, 2009, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries.  A portion of the Company’s trust preferred securities from Trust III also qualifies as Tier I regulatory capital although they are part of a pooled transaction.  The junior subordinated debentures related to Trust III do not qualify as Tier 1 regulatory capital.  The Federal Reserve limits restricted core capital elements to 25% of all core capital elements.  As of December 31, 2009, $41.4 million of the total $44.5 million in trust preferred securities counted as Tier 1 capital, and the remaining $3.1 million as Tier 2 supplementary capital.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank.  Our primary source of income is dividends paid by the Bank.  We must pay all of our operating expenses from funds we receive from the Bank.  North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.  Therefore, shareholders may receive dividends from us only to the extent that funds are available at the holding company or from our subsidiary bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since we are required to maintain adequate regulatory capital of our own and are expected to serve as a source of financial strength and to commit resources to our subsidiary bank.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under the CPP, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

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

Treasury Regulations.  In June 2009, the United States Treasury Department adopted new rules to implement the requirements of the American Recovery and Reinvestment Act of 2009 which added a number of obligations to institutions that hold investments under the CPP, such as the Company, that are in addition to those agreed to by the Company at the time of the Treasury investment.  Among other things, these rules: require that the Compensation Committee of the Board meet at least every six months and undertake various reviews of the risks presented to the Company by its compensation practices; increase the number of employees subject to clawback of incentive compensation in the event of inaccurate financial statements by the Company; prohibit the Company from paying any severance compensation to certain executives even where the Company has a contractual obligation to make those payments; limits the amount of incentive compensation payments to certain executives and only permits those payments in the form of restricted stock; requires the Company to permit a non-binding shareholder vote on the Company’s executive compensation; requires the Company to adopt an excessive or luxury expenditures policy; prohibits the Company from paying any tax gross-ups on compensation for certain executives; and requires the Company to identify a number of its most highly compensated employees.

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

 Transactions with Affiliates.  The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities.  In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies.  In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates.  Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts.  The Bank also is prohibited from purchasing low quality assets from an affiliate.  Every company under common control with the Bank, including the Company and Southern Community Capital Trust II and Trust III, is deemed to be an affiliate of the Bank.

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

Reserve Requirements.  Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts.  During 2009, no reserves were required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves were required on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess.  These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2010, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves are required on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess.  Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income.  As of December 31, 2009, the Bank met its reserve requirements.

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

Dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank.  The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations.  The dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.  In connection with the Board’s March 24, 2009 decision to suspend the Company’s quarterly cash dividends to common shareholders, the Board suspended the Bank’s quarterly cash dividends to the Company.  In lieu of Bank dividends, the Company utilized some of its cash resources obtained from its issuance of preferred stock through the Treasury’s CPP to fund its expenses and debt obligations.

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

The exact amount of future dividends paid to the Company by the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year.  The Bank’s ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured.  We expect that, once sufficient Bank profitability is restored, dividends will be paid by the Bank to the Company as needed to pay any separate expenses of the Company and/or to make required payments on the Company’s debt obligations, including the debentures which fund the interest payments on the Company’s trust preferred securities and to pay cash dividends to the Company’s shareholders.

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

Enforcement Authority.  The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices.  These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports.  These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.  The Bank is not subject to any such enforcement actions.

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

Deposit Insurance.  Prior to October 2008, the Bank’s deposits were generally insured up to $100,000 per insured non-IRA non-transaction account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Emergency Economic Stabilization Act signed October 3, 2008 temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000.  In September 2009, the FDIC extended this temporary increase in the standard maximum deposit insurance amount to $250,000 until December 31, 2013.  The Company is required to pay deposit insurance assessments set by the FDIC.  The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories.  Prior to 2009, the Bank's assessment was determined by a formula that ranged from 0.05% to 0.07% at the lowest assessment category up to a maximum assessment of 0.43% of the Bank's average deposit base, with the exact assessment determined by the Bank's assets, its capital and the FDIC's supervisory opinion of its operations.  On October 7, 2008, the FDIC announced a proposed restoration plan that increased the deposit insurance premiums for banks, while making adjustments to the formula that determines a bank’s deposit insurance premiums.  As amended in FDIC’s DIF restoration plan approved on February 27, 2009, effective April 1, 2009, the FDIC increased risk-based assessment rates uniformly by seven basis points (annualized) with banks in the best risk category paying initial base rates of 0.12% to 0.14% (annualized).  In an effort to encourage banks to limit the FDIC’s exposure, the insurance assessment rate formula will also:

•
Increase a bank’s assessment by up to 0.225% based on its risk profile if the bank has high levels of secured liabilities (if greater than 25% of domestic deposits), since those claims must be paid before depositors can make claims in the event of a failure; and

•
Increase a bank’s assessment by up to 0.10% if brokered deposits make up more than 10% of the institution’s domestic deposits.  For well managed and well capitalized institutions, this would only apply when accompanied by rapid asset growth.

On February 27, 2009, the FDIC also approved as a part of its restoration plan the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  This assessment resulted in a nonrecurring charge totaling $789 thousand in the second quarter of 2009 which was paid on September 30, 2009.  This final rule also permitted the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.  Instead of a second special assessment, banks were required to prepay projected insurance premiums for three years through the year ending December 31, 2012.  On December 30, 2009, the Bank paid $7.9 million to the FDIC in this prepayment.

 On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLPG) to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available to financial institutions on a voluntary basis.  The first component, the Debt Guarantee Program, was a guarantee of newly issued senior unsecured debt issued on or before June 30, 2009 and would provide protection until the earlier of the maturity date or June 30, 2012.  Issuers electing to participate in this program would pay an annual cost of guarantee tiered from 50 basis points for terms of 180 days or less to 100 basis points for terms over one year.  The second component, the Transaction Account Guarantee Program, provides unlimited deposit insurance above the existing deposit insurance limit for certain non-interest bearing transaction accounts initially through December 31, 2009.  If an insured depository institution did not opt-out of the Transaction Account Guarantee Program, it would be assessed on a quarterly basis an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the $250,000 deposit insurance limit.  To orderly phase out these programs, the FDIC concluded the Debt Guarantee Program on October 31, 2009 and extended its Transaction Account Guarantee Program until June 30, 2010.  The Company elected to participate in the TLGP’s enhanced deposit insurance program and the guarantee of unsecured debt; however we have only utilized the enhanced deposit insurance program.

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

Risks Related to Holding Southern Community Common Stock

Continued slow economic growth in our market area could adversely affect our financial condition and results of operations.

Economic growth and migration into our market areas in North Carolina has slowed significantly and our real estate markets have been subject to a significant decline in value.  In prior years, these markets experienced substantial growth in population, new business formation, and residential real estate sales activity.  A significant amount of our growth was based upon our loans to residential builders.  Current economic conditions have resulted in a decrease in residential real estate sales activity in our markets, which has limited our lending opportunities and negatively affected our loan portfolio and earnings.  We do not anticipate that the housing market will improve significantly in the near-term, and accordingly, this could lead to additional valuation adjustments on our loan portfolio.  A prolonged period of slow economic growth could have a further material adverse effect on our business, results of operations and financial condition.

Our business strategy focuses on organic growth within our target markets and, if we fail to manage our growth effectively, it would negatively affect our financial condition and results of operations.

We intend to continue pursuing a prudent, disciplined growth strategy for our business.  Over this past year, economic conditions have limited the amount of loan demand in our markets as well as nationally.  While the size of our loan portfolio has declined during 2009, our focus has been on profitability, especially loan and deposit pricing.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in mature stages of development.  In order to execute our growth strategy successfully, we must among other things:

•	Identify and expand into suitable markets and lines of business;
•	Build our customer base;
•	Maintain credit quality;
•	Attract sufficient deposits to fund our anticipated loan growth;
•	Attract and retain qualified bank management in each of our targeted markets;
•	Identify and pursue suitable opportunities for opening new banking locations; and
•	Maintain adequate regulatory capital.

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy

Failure to effectively manage our credit risk may adversely affect our financial condition or results of operation.

There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral.  The risk on non-payment of loans is inherent in commercial banking.  We cannot assure you that our credit approval procedures and loan monitoring procedures will adequately reduce these lending risks.  We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting our customers or the quality of our loan portfolio.  Declines in the net worth of our borrowers or the value of their loan collateral could have a material adverse effect on our results of operations and financial condition.

Further declines in the value of commercial and residential real estate may adversely affect our financial condition or results of operation.

Our real estate lending activities, and the exposure to fluctuations in commercial and residential real estate values, are significant.  At December 31, 2009, approximately 72% of the Bank’s loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located.  We have been adversely impacted by the decline in real estate values in our market during 2009.  These declines in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.  If the value of the real estate serving as collateral for our loan portfolio continues to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan.  The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers dependent on the sale or refinancing of the property.  If we restructure loans to improve the prospects of collectability, such actions may require loans to be treated as troubled debt restructurings, or non-performing loans which could adversely affect the adequacy of our allowance for loan losses and our capital.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Declines in the value of commercial and residential real estate in our markets could have a material adverse effect on our results of operations and financial condition.

Our construction loans are subject to additional lending risks that could adversely affect earnings.

As of December 31, 2009, approximately 21.9% of our total loan portfolio was comprised of construction, acquisition and development loans.  In the event of a continuing general economic slowdown, these loans may have additional risk due to the borrower’s inability to repay on a timely basis.  In addition to the normal repayment risk and potential decreases in real estate values, construction lending may pose additional risks that affect repayment and the value and marketability of real estate collateral, such as:

•	Developers, builders or owners may fail to complete or develop projects;
•	Developers, builders, or owners may experience a decline in liquidity and secondary sources of repayment;
•	Municipalities may place moratoriums on building, utility connections or required certifications;
•	Developers may fail to sell the improved real estate;
•	There may be construction delays and cost overruns;
•	Loans with rising variable rates may experience increases in the borrower’s payments on the loan at a time when the borrower’s income is under stress;
•	Collateral may prove insufficient;
•	Permanent financing may not be obtained in a timely manner; or
•	Economic conditions may negatively impact demand for our borrower’s product.

Any of these conditions could negatively affect collectability, our net income and our financial condition.

Our financial condition or results of operation may be adversely affected if we experience higher loan losses that we have provided for in our loan loss allowance.

Our reliance on historic loan loss experience and other assumptions related to our assessment of the adequacy of our allowance for loan losses may not be warranted under the current economic situation.  Approximately 75% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Historic loan losses may not be a sufficient guide given the current economic environment.  Losses may be experienced as a result of various factors beyond our control, including, among other things, overall economic conditions, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.  If our loan losses are more than what we have provided for in our loan loss assumptions, those losses could negatively affect our earnings.

Our financial condition or results of operation may be adversely affected if our controls and procedures fail or are circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure to circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

Our de novo branching strategy could cause our expenses to increase faster than our revenues.

We moved from temporary facilities into new permanent buildings, for Asheville during the second quarter 2009 and for Raleigh during the third quarter 2009.  There are considerable costs involved in opening branches.  New branches generally do not generate sufficient revenues to offset their costs until they generate certain levels of loans and deposits.  Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale.  Finally, we have no assurance our new branches will be successful even after they have been established.

If Southern Community loses key employees with significant business contacts in its market area, its business may suffer.

Southern Community’s success is dependent on the personal contacts of its officers and employees in its market area.  If Southern Community lost key employees temporarily or permanently, its business could be hurt.  Southern Community could be particularly hurt if its key employees went to work for competitors.  Southern Community’s future success depends on the continued contributions of its existing senior management personnel, particularly on the efforts of F. Scott Bauer and Jeff T. Clark, each of whom has significant local experience and contacts in its market area.  While we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining those or other key employees.

We may be unable to pay future cash dividends or other obligations of the Company, which may have a material adverse effect on our stock price.

Our Board of Directors discontinued cash dividends on our common stock during 2009 in order to conserve our capital.  Our ability to pay cash dividends is limited by regulatory restrictions and the need to maintain sufficient capital.  Since the parent company has no operations, we are dependent upon our bank subsidiary as the operating company as a source of funds to pay cash dividends.  North Carolina banking law requires a bank to pay cash dividends out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital.  Until our subsidiary bank has earnings, it may not be prudent for the Bank to pay dividends to us, and we could be unable to pay cash dividends on our common stock or meet debt or other contractual obligations.  If we are unable to pay the cash dividends on the preferred stock held by the US Treasury, we are subject to the contractual imposition of conditions by the US Treasury, including the election of new board members by the US Treasury.  The inability to pay cash dividends or the imposition of conditions by the US Treasury for failure to pay preferred stock dividends could have a material adverse effect on our stock price.

Our trading volume has been low compared with larger bank holding companies which may cause the market price of our stock to be more volatile.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended February 26, 2010 was approximately 16,497 shares.  Lightly traded stock can be more volatile than stock trading in an active public market like that for larger bank holding companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a significant number of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  In recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance.  Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Given the current depressed market value of our common stock, if we were required to raise additional capital, it could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2009, we had 13,212,325 million shares of additional authorized common stock available for issuance, and 957,250 million of additional authorized preferred shares available for issuance.  We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock.  We, as well as our banking regulators, continue to regularly perform a variety of capital analyses, including the preparation of stress case scenarios, taking into account our regulatory capital ratios, financial condition, and other relevant considerations.  If it becomes appropriate in order to maintain or increase our capital levels above our already “well capitalized” levels, we may opportunistically issue in public or private transactions additional shares of common stock or other securities that are convertible into our exchangeable for, or that represent the right to receive, our common stock.  There could also be market perceptions that we need to raise additional capital, and regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.  Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series.  Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to existing common shareholders.  The market price of our common stock could also decline as a result of sales or in anticipation of such sales.

Our financial condition or results of operation may be adversely affected if we are required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years.  Therefore, the reserve ratio may continue to decline.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013, which may result in even larger losses to the Deposit Insurance Fund.  These developments have caused an increase to our FDIC insurance premium assessments, and the FDIC may be required to make additional increases to the assessment rates or to levy additional special assessments on us.  Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.  Significant additional FDIC insurance premium assessments could have a material adverse effect on our results of operations or financial condition.

Failure to realize our deferred tax asset could have a material adverse effect on our capital.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require the use of the asset and liability method.  The largest component of our net deferred tax asset at December 31, 2009 was related to the activity in our allowance for loan losses.  During 2009, the book-tax differences between our provision for loan losses and our net charge-offs generated a $4.2 million increase in our deferred tax assets.  In accordance with U.S. GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered.  Based upon our analysis of our tax position, including taxes paid in prior years available through carryback, and projections of loan loss provision versus our anticipated loan charge-offs for 2010, we established a $2.0 million valuation allowance to properly state the realizability of this deferred tax asset.  We anticipate that it is more likely than not we will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty.  We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset and therefore we may have to increase the valuation allowance at some point in the future.  If an increase in the valuation allowance is necessary, it would require us to incur a charge to operations that could have a material adverse effect on our earnings and capital position.

Failure to maintain adequate capital could have a material adverse effect on our operations.

Given current economic conditions, capital resources may not be available at all or on terms acceptable to the Company if it becomes necessary in order to maintain our capital levels at or above the “well capitalized” level.  An undercapitalized bank is subject to various restrictions depending on the extent of the lack of capital.  A bank may be prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.  Certain of these restrictions, such as a prohibition on renewing brokered certificates of deposit, become applicable as soon as the bank no longer qualifies as “well capitalized.”  Therefore, failure to maintain adequate capital could have a material adverse effect on our operations.

We face strong competition in our market areas, which may limit our asset growth and profitability.

The banking business in our primary market areas, in North Carolina, is very competitive.  We experience competition in both lending and attracting funds from other banks and nonbank financial institutions located within our market areas.  Some of our banking competitors are significantly larger, well-established institutions.  Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds.  For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.  We face a competitive disadvantage as a result of our smaller size, lack of multi-state geographic diversification and inability to spread our marketing costs across a broader market.  This competition may limit our asset growth and profitability.

In addition to regulatory restrictions on the payment of dividends, government regulations may prevent or impair our ability to engage in acquisitions or operate in other ways.

We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks.  Our principal bank subsidiary, Southern Community Bank and Trust, as a state chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor, by restricting our activities, such as:

•	The payment of dividends to shareholders;
•	The amounts of capital we must retain;
•	Possible transactions with or acquisitions by other institutions;
•	Desired investments;
•	Loans we can make;
•	Interest rates we can pay on deposits; and
•	The possible expansion of branch offices.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.  The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

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

•	Our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders;
•	The diversion of our management’s attention to the negotiation of the transaction and the integration of the operations and personnel of the combining businesses;
•	Entry into new markets where we lack experience;

•	The introduction of new products and services into our business;
•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	The risk of loss of key employees and customers.

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

Our Articles of Incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.

Our Articles of Incorporation include certain anti-takeover provisions, such as being subject to the Shareholder Protection Act and Control Share Acquisition Act under North Carolina law and a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger, which may discourage a change of control of the Company by allowing minority shareholders to prevent a transaction favored by a majority of the shareholders.  The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our Company.  These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.  These provisions may have the effect of preventing shareholders from receiving a premium for their shares of common stock in a change of control transaction.

Holders of our trust preferred securities have rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2009, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $44.5 million.  Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Our common stock is not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of any bank and is not insured by the Federal Deposit Insurance Corporation, the Deposit Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Risks Related to an Investment in the Trust II Securities

If we do not make interest payments under the debentures, the trust will be unable to pay distributions and liquidation amounts. The guarantee would not apply because the guarantee covers payments only if the trust has funds available.

Trust II will depend solely on our payments on the debentures to pay amounts due to holders of the Trust II Securities on the debentures.  Without these payments, the trust will not have sufficient funds to pay distributions or the liquidation amount on the Trust II Securities.  In that case, holders of the Trust II Securities will not be able to rely on the guarantee for payment of these amounts because the guarantee only applies if the trust has sufficient funds to make distributions or to pay the liquidation amount.  Instead, holders of the Trust II Securities or the property trustee will have to institute a direct action against us to enforce the property trustee’s rights under the indenture relating to the debentures.

We must rely on dividends from our bank subsidiary to make interest payments on the debentures to the trust.

Our ability to make payments on the debentures when due will depend primarily long term on dividends received from our bank subsidiary because we are a holding company and substantially all of our assets are held by our bank subsidiary.  In addition, the holding company has utilized some of the proceeds from the Treasury’s preferred stock investment to make interest payments under the debentures during periods when the bank subsidiary has been restricted from paying dividends to the holding company due to reduced profitability.  The ability of our bank subsidiary to pay dividends is subject to legal restrictions and the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements.  We may also borrow additional funds, issue debt instruments, issue and sell shares of preferred stock, or engage in other types of financing activities, in order to increase our capital.  Covenants contained in loan or financing agreements or other debt instruments could restrict or condition our payment of cash dividends based on various financial considerations or factors.

Regulatory authorities may limit dividends paid to us and thereby our ability to make interest payments on the debentures to the trust.

We cannot assure holders of the Trust II Securities that our bank subsidiary will be able to pay dividends in the future due to regulatory restrictions or that our regulators will not attempt to preclude us from making interest payments on the subordinated debentures.  North Carolina banking law requires that cash dividends be paid by a bank only out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital.  Until our subsidiary bank has earnings, it may not be prudent for the Bank to pay dividends to us, which would otherwise be available for interest payments on the debentures.  We may also be precluded from making interest payments on the subordinated debentures by our regulators in order to address any perceived deficiencies in liquidity or regulatory capital levels at the holding company level.  Such regulatory action would require us to obtain consent from our regulators prior to paying dividends on our common stock or interest on the subordinated debentures.  In the event our regulators withheld their consent to our payment of interest on the subordinated debentures, we would exercise our right to defer interest payments on the subordinated debentures, and the trust would not have funds available to make distributions on the Trust II Securities during such period.

Our obligation to make interest payments to the trust on the debentures is subordinated to existing liabilities or additional debt we may incur.

Our obligations under the debentures and the guarantee are unsecured and will rank junior in priority of payment to our existing liabilities and any future senior and subordinated indebtedness.  However, our issuance of the debentures and the Trust II Securities does not limit our ability or the ability of our subsidiaries to incur additional indebtedness, guarantees or other liabilities.  Also, because we are a holding company, the creditors of our bank subsidiary, including depositors, also will have priority over holders of the Trust II Securities in any distribution of our subsidiaries’ assets in liquidation, reorganization or otherwise.  Accordingly, the debentures and the guarantee will be effectively subordinated to all existing and future liabilities of our subsidiaries, and holders of the Trust II Securities should look only to our assets for payments on the Trust II Securities and the debentures.

We have the option to defer interest payments on the debentures for substantial periods.

As long as we are not in default under the indenture relating to the debentures, we may, at one or more times, defer interest payments on the debentures for up to 20 consecutive quarters.  If we defer interest payments on the debentures, the trust will defer distributions on the Trust II Securities during any deferral period.

If we defer interest payments, holders of the Trust II Securities will still be required to recognize the deferred interest amounts as income.

During a deferral period, holders of the Trust II Securities will be required to recognize as income for federal income tax purposes the amount approximately equal to the interest that accrues on their proportionate share of the debentures, held by the trust in the tax year in which that interest accrues, even though holders of the Trust II Securities will not receive these amounts until a later date if they hold the Trust II Securities until the deferred interest is paid.

If holders of the Trust II Securities sell their securities during a deferral period, they will forfeit the deferred interest amount and only have a capital loss.

Holders of the Trust II Securities will not receive the cash related to any accrued and unpaid interest from the trust if they sell the Trust II Securities before the end of any deferral period.  During a deferral period, accrued but unpaid distributions will increase their tax basis in the Trust II Securities.  If holders of the Trust II Securities sell the securities during a deferral period, their increased tax basis will decrease the amount of any capital gain or increase the amount of any capital loss that they may have otherwise realized on the sale.  A capital loss, except in certain limited circumstances, cannot be applied to offset ordinary income.  As a result, deferral of distributions could result in ordinary income and a related tax liability for the holder, and a capital loss that may only be used to offset a capital gain.

Deferrals of interest payments may increase the volatility of the market price of the Trust II Securities.

If we defer interest payments, the market price of the Trust II Securities would likely be adversely affected.  The Trust II Securities may trade at a price that does not fully reflect the value of accrued but unpaid interest on the debentures.  If holders of the Trust II Securities sell the securities during a deferral period, they may not receive the same return on investment as someone who continues to hold the Trust II Securities.  Because of our right to defer interest payments, the market price of the Trust II Securities may be more volatile than the market prices of other securities without a deferral feature.

There are no financial covenants in the indenture and the trust agreement

The indenture governing the debentures and the trust agreement governing the trust do not require us to maintain any financial ratios or specified levels of net worth, revenues, income, cash flow or liquidity.  The instruments do not protect holders of the debentures or the Trust II Securities in the event we experience significant adverse changes in our financial condition or results of operations.  In addition, neither the indenture nor the trust agreement limits our ability or the ability of any subsidiary to incur additional indebtedness.  Therefore, holders of the Trust II Securities should not consider the provisions of these governing instruments as a significant factor in evaluating whether we will be able to comply with our obligations under the debentures or the guarantee.

We may not redeem the Trust II Securities without the consent of the US Treasury until the earlier of December 6, 2011 or until we redeem the preferred stock we sold to the Treasury or the Treasury transfers ownership of the preferred stock.

The Company has issued Cumulative Perpetual Preferred Stock, Series A, to the US Treasury.  As a condition of this sale to the US Treasury, the Company agreed that it may not repurchase or redeem any of its trust preferred securities, including the Trust II Securities, without the consent of the US Treasury, prior to the earlier of (i) December 6, 2011 or (ii) the date upon which we either redeem the Series A preferred shares or the Treasury transfers ownership of the Series A preferred shares to a third party.  Therefore, holders of the Trust II Securities should have no expectation that we will redeem the Trust II Securities during this period.

We may redeem some or all of the debentures and reduce the period during which holders of the Trust II Securities will receive distributions.

We have the option to redeem any or all of the outstanding debentures without the payment of any premium upon satisfaction of the conditions to our sale of preferred stock to the US Treasury.  Upon early redemption, holders of the Trust II Securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on the Trust II Securities.

We may redeem all of the debentures after December 6, 2011 upon the occurrence of certain events.

We may redeem all of the debentures before their stated maturity without payment of premium within 90 days after certain occurrences.  These occurrences include adverse tax, investment company or bank regulatory developments.  Upon early redemption (in compliance with the conditions of our sale of preferred stock to the US Treasury), holders of the Trust II Securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on the Trust II Securities.

We can distribute the debentures to holders of the Trust II Securities, which may have adverse tax consequences for holders of the Trust II Securities and could also adversely affect the market price of the Trust II Securities.

The trustees may dissolve the trust before maturity of the debentures and distribute the debentures to holders of the Trust II Securities under the terms of the trust agreement.  Under current interpretations of United States federal income tax laws supporting classification of the trust as a grantor trust for tax purposes, a distribution of the debentures to holders of the Trust II Securities upon the dissolution of the trust would not be a taxable event.  Nevertheless, if the trust is classified for United States income tax purposes as an association taxable as a corporation at the time it is dissolved, the distribution of the debentures would be a taxable event to holders of the Trust II Securities.  In addition, if there is a change in law, a distribution of the debentures upon the dissolution of the trust could be a taxable event to holders of the Trust II Securities.  Also, the debentures that holders of the Trust II Securities may receive if the trust is liquidated may trade at a discount to the price that was paid to purchase the Trust II Securities.

Holders of the Trust II Securities must rely on the property trustee to enforce their rights if there is an event of default under the indenture.

Holders of the Trust II Securities may not be able to directly enforce their rights against us under the indenture if an event of default occurs.  If an event of default occurs under the indenture, holders of the Trust II Securities must rely on the enforcement by the property trustee of its rights as holder of the debentures against us.  The holders of a majority in liquidation amount of the Trust II Securities will have the right to direct the property trustee to enforce its rights.  If the property trustee does not enforce its rights following an event of default and there is no request by the record holders of the debentures to do so, any record holder may, to the extent permitted by applicable law, take action directly against us to enforce the property trustee’s rights.  If an event of default occurs that is attributable to our failure to pay interest or principal on the debentures, or if we default under the guarantee, holders of the Trust II Securities may proceed directly against us.  Holders of the Trust II Securities will not be able to exercise directly any other remedies available to the holders of the debentures, unless the property trustee fails to do so.

Holders of Trust II Securities have limited voting rights to replace the property trustee and the Delaware trustee.

Holders of Trust II Securities only have voting rights that pertain primarily to certain amendments to the trust agreement.  In general, only we can replace or remove any of the trustees.  The holders of at least a majority in aggregate liquidation amount of the Trust II Securities may replace the property trustee and the Delaware trustee only if an event of default under the trust agreement occurs and is continuing.

The subordinated debentures and the Trust II Securities do not represent deposit accounts and are not insured.

The subordinated debentures and the Trust II Securities do not represent bank deposit accounts and they are not obligations issued or guaranteed by the Federal Deposit Insurance Corporation or by any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2009, we operated out of twenty-two banking offices, six operations/administrative offices, and one lending office.  All banking offices have ATMs.  A summary of our offices is as follows:

	Approximate Square Footage	Year Established or Acquired	Owned or Leased
Banking Offices:
Asheville, North Carolina
1751 Hendersonville Road (1)	9,821	2009	Owned

Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004	Owned

Dobson, North Carolina
201 West Kapp Street	2,800	1995	Owned

Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005	Owned

High Point, North Carolina
2541 Eastchester Drive	3,000	2003	Owned

Jonesville, North Carolina
503 Winston Road	2,500	1995	Owned

Kernersville, North Carolina
1207 South Main Street	8,300	2002	Owned

King, North Carolina
105 Post Office Street	4,000	2004	Owned

Madison, North Carolina
619 Ayersville Road	2,000	1990	Owned

Mooresville, North Carolina
210 Knob Hill Road	8,800	2006	Owned

Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	Owned
2010 Community Drive	3,500	1988	Owned

Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	Owned

Raleigh, North Carolina
3100 Edwards Mill Road (2)	10,740	2009	Owned

Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	Owned

Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	Owned

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	Leased

Winston Salem, North Carolina
4701 Country Club Road	4,300	1996	Leased
225 Hanes Mill Road	2,800	2001	Owned
3151 Peters Creek Parkway	2,500	1998	Leased
500 South Stratford Road	5,980	2008	Owned

Yadkinville, North Carolina
532 East Main Street	7,800	1998	Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
465 Shepherd Street	47,114	2006	Owned
100 Cambridge Plaza (3)	7,028	2006	Owned
104 Cambridge Plaza (3)	7,028	2006	Owned
108 Cambridge Plaza (3)	7,028	2006	Owned
112 Cambridge Plaza (3)	7,988	2006	Owned
4605 Country Club Road - Corporate	27,000	2003	Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Road	3,200	1998	Owned

(1) Relocated banking office from 80 Peachtree Road, Asheville to 1751 Hendersonville Road, Asheville in May 2009.
(2) Relocated banking office from 2626 Glenwood Avenue to 3100 Edwards Mill Road, Raleigh in September 2009.
(3) Approximately 75% of these properties are leased to tenants.

In addition to the above locations, the Bank has three off site ATMs (located at 3484 Robinhood Road and 214 West Fourth Street both in Winston-Salem, and 1466 River Ridge Road in Clemmons, North Carolina) and approximately 150 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2009 of $42.6 million.  See further information presented in Note 6 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

Our common stock and Trust II Securities are listed on the NASDAQ Global Select Market under the symbols “SCMF” and “SCMFO”, respectively.  The following table sets forth the high and low sales prices per share of our common stock and our preferred securities (“SCMFO”), based on published financial sources, and our dividend payments on the common stock for the last two years.

		Price				Declared Cash Dividend per Common Share
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2008	First Quarter	$7.89	$6.26	$9.94	$8.00	$0.040
	Second Quarter	7.73	5.52	9.73	7.50	0.040
	Third Quarter	6.30	3.86	9.15	6.01	0.040
	Fourth Quarter	4.97	2.11	8.74	5.75	0.040

2009	First Quarter	$4.94	$2.46	$8.96	$6.01	$0.040
	Second Quarter	3.99	2.53	7.20	5.51	-
	Third Quarter	3.73	2.40	8.00	5.36	-
	Fourth Quarter	3.20	1.89	7.43	6.02	-

2010	First Quarter	$2.85	$2.09	$8.00	$6.18	$-
	(through February 26, 2010)

At February 26, 2010, there were approximately 7,106 holders of record of our common stock.

Holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare.  The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant.  As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends.  Our primary sources of income are dividends paid by the Bank.  The Company must pay all of its operating expenses from funds received from the Bank.  Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the Bank to the Company and may therefore limit the Company’s ability to make dividend payments.  Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under its Capital Purchase Program, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.

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

Share Repurchases

The Company announced a plan to repurchase up to 300,000 shares of its common stock in March 2005, to repurchase an additional 600,000 shares in September 2005 and to repurchase up to an additional 1 million shares in July 2006.  Through December 31, 2008, the Company has repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  No shares were repurchased during 2009.

As a condition of the issuance of its Cumulative Perpetual Preferred Stock to the United States Treasury under its CPP, the Company must obtain the consent of the United States Treasury Department to repurchase any of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

October 1, 2009 to December 31, 2009	None			41,927
Total for quarter	-	$-	-

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following tables set forth selected consolidated financial information and other data.  The information set forth below does not purport to be complete and should be read in conjunction with our consolidated financial statements appearing elsewhere in this annual report.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Operating Data:
Interest income	$89,473	$96,742	$98,908	$85,520	$68,097
Interest expense	37,726	49,282	55,141	44,798	31,128
Net interest income	51,747	47,460	43,767	40,722	36,969
Provision for loan losses	34,000	8,165	2,775	2,510	950
Net interest income after provision for loan losses	17,747	39,295	40,992	38,212	36,019
Non-interest income	12,906	11,341	11,329	3,678	7,134
Non-interest expense	100,498	42,148	40,898	35,802	31,319
Income (loss) before income taxes	(69,845)	8,488	11,423	6,088	11,834
Provision for income taxes (benefit)	(6,686)	2,634	3,869	1,890	4,161
Net income (loss)	(63,159)	5,854	7,554	4,198	7,673

Effective dividends on preferred stock	2,508	185	-	-	-

Net income (loss) available to common shareholders	$(65,667)	$5,669	$7,554	$4,198	$7,673

Securities gains (losses) included in non-interest income	$1,236	$98	$-	$(4,156)	$(266)

Per Common Share Data:
Net income (loss)
Basic	$(3.91)	$0.33	$0.43	$0.24	$0.43
Diluted	(3.91)	0.33	0.43	0.24	0.42
Cash dividends	0.040	0.160	0.155	0.135	0.120
Book value	4.77	8.77	8.18	7.83	7.66
Weighted average shares
Basic	16,787,938	17,363,395	17,559,352	17,566,315	17,825,152
Diluted	16,787,938	17,398,318	17,624,399	17,757,436	18,133,859

Balance Sheet Data:
Total assets	1,728,608	1,803,778	1,569,182	1,436,465	1,287,613
Loans	1,230,275	1,314,811	1,188,438	1,033,411	868,827
Allowance for loan losses	29,638	18,851	14,258	13,040	11,785
Deposits	1,314,070	1,233,112	1,045,237	1,024,582	941,949
Short-term borrowings	85,477	145,197	117,772	92,748	9,186
Long-term borrowings	199,103	228,016	254,633	172,549	192,551
Stockholders’ equity	121,997	187,710	142,339	136,225	134,885

Capital Ratios:
Total risk-based capital	12.92%	13.80%	11.44%	11.40%	13.21%
Tier 1 risk-based capital	11.34%	12.46%	10.28%	10.20%	11.94%
Leverage ratio	9.14%	10.57%	8.96%	8.73%	9.60%
Equity to assets ratio	7.06%	10.41%	9.07%	9.48%	10.48%

	For the Years Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands, except share and per share data)
Selected Performance Ratios:
Return on average assets	-3.57%		0.34%		0.50%		0.31%		0.60%
Return on average equity	NM		4.02%		5.45%		3.11%		5.67%
Net interest spread (1)	2.95%		2.75%		2.81%		2.92%		2.86%
Net interest margin (2)	3.16%		2.99%		3.19%		3.30%		3.20%
Non-interest income as a percentage of total revenue (3)	19.96%		19.21%		20.57%		8.28%		16.18%
Non-interest income as a percentage of average assets	0.73%		0.65%		0.75%		0.27%		0.56%
Non-interest expense to average assets (6)	5.69%		2.42%		2.70%		2.62%		2.44%
Efficiency ratio (4) (6)	155.44%		71.65%		74.23%		80.64%		71.01%
Dividend payout ratio	NM		48.48%		36.05%		35.80%		56.49%

Asset Quality Ratios:
Nonperforming loans to period-end loans	3.07%		1.10%		0.17%		0.26%		0.16%
Allowance for loan losses to period-end loans	2.41%		1.43%		1.20%		1.26%		1.36%
Allowance for loan losses to nonperforming loans	0.79	X	1.31	X	6.95	X	4.95	X	8.37	X
Nonperforming assets to total assets (5)	3.32%		1.12%		0.18%		0.25%		0.13%
Net loan charge-offs to average loans outstanding	1.82%		0.28%		0.14%		0.13%		0.14%

Other Data:
Number of banking offices	22		22		22		21		19
Number of full-time equivalent employees	331		337		337		326		299

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Total revenue consists of net interest income and non-interest income.
(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned, where applicable.
(6)	Excluding the $49.5 million goodwill impairment charge in 2009, the ratio of non-interest expenses to average assets and the efficiency ratio would be 2.89% and 78.88%, respectively.
NM – Not meaningful

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

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Prior to March 31, 2009, goodwill impairment testing was performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment included both the income and market approaches to value the Company.  The income approach consisted of discounting projected long-term future cash flows, which were derived from internal forecasts and economic expectations for the Company.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which was determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.  The company-specific risk factor was used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, a value was calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.  Another market valuation approach utilized the current stock price adjusted by an appropriate control premium as an indicator of fair market value.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the Company’s fair value at March 31, 2009 had decreased significantly compared with previous assessments.  Our goodwill testing for the first quarter of 2009 indicated that the Company’s fair value did not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company recorded a $49.5 million goodwill impairment charge to write off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was one of the primary reasons for the Company’s $63.2 million net loss for 2009.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other assets” in the consolidated balance sheets.  The calculation of the Company’s income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset.  At December 31, 2009, a $2.0 million valuation allowance was established primarily due to the relative magnitudes of the provision for loan losses and net charge-offs for the year and the possibility that all of the deferred tax asset associated with the loan loss reserve may not be realized.

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

OVERVIEW

Southern Community’s founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry.  To fill a part of this void, the founders began in 1995 the process by which Southern Community Bank and Trust was created, and began operations on November 18, 1996.  From inception, Southern Community has strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina.  We offer a broad array of banking and other financial products; many of which are similar to those offered by our larger competitors, but we deliver them with an emphasis on superior customer service.  We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.7 billion in total assets in just over thirteen years of operations.

The Company began operations in November 1996 with $11.0 million in capital, a single branch facility and thirteen employees.  Through December 31, 2009, Southern Community Financial Corporation has grown to a total of twenty-two full-service banking offices with $1.4 billion in customer deposit accounts.  In support of this growth, the Company has generated additional capital through issuing common and preferred stock and, prior to 2009, retaining operating earnings.  At December 31, 2009, the Company had $122.0 million in total stockholders’ equity.  Through our banking subsidiary we offer traditional banking products as well as a full array of financial services.  In October 2001, Southern Community Financial Corporation, a financial holding company, became the parent company of Southern Community Bank and Trust.  On January 12, 2004, we acquired The Community Bank, a $240.0 million asset community bank with 10 banking offices in contiguous markets.  The Company created Southern Community Advisors, our wealth management division, and has developed and acquired mortgage banking operations.  While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income.

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

Financial Condition at December 31, 2009 and 2008

During the year ended December 31, 2009, our total assets decreased by $75.2 million, or 4.2%, to $1.7 billion.  The most significant factor contributing to this decrease was recognizing a $49.5 million charge for goodwill impairment.  Excluding this charge, total assets decreased $25.7 million or 1.4% year-over-year.  Total loans decreased at the end of all four quarters of 2009, resulting in a decrease of $84.5 million for the year due largely to the economic slowdown and weak loan demand as customers became more conservative when considering their bank debt.  Total deposits grew to $1.31 billion at December 31, 2009, an increase of $83.3 million or 6.8% from the year ago period.  Money market, savings and NOW accounts increased $105.6 million and demand accounts increased $16.3 million while time deposits decreased $38.6 million as a result of active liability management with an emphasis on improving the funding mix and lowering funding costs.  The increase in local deposits decreased the need for brokered deposits which ended the year $46.4 million less than the prior year.  The increase in deposits also allowed the Company to repay $128.0 million in borrowings including $60 million to pay in full our borrowing from the Federal Reserve Term Auction Facility program.  Other year-over-year balance sheet changes include increases of $29.1 million in federal funds sold, $13.9 million in other real estate owned (OREO) and $8.3 million in prepaid assets including the three year FDIC premium.

Total loans declined $84.5 million in 2009 due to a slowdown in loan demand and increased nonperforming loans which were transferred to OREO or charged off.  The decline in total loans was attributed primarily to construction loans which decreased $82.3 million as contractors struggled to sell homes built in prior years with minimal new construction in 2009.  To assist the contractors in selling their inventory of speculative homes, the Company invested $1.3 million in a buyer incentive program which was a factor in selling approximately 130 houses.  Other construction loans whose property required foreclosure resulted in a $13.7 million increase in OREO.  Commercial mortgage loans increased $36.1 million during the year which was offset by a $37.9 million decrease in commercial and industrial loans.  Residential mortgage loans and other consumer loans were relatively unchanged during 2009.

During 2009, the Bank continued our program of originating residential mortgage loans primarily for sale.  At the year-end 2009, mortgage loans held for sale were $3.0 million compared to $316 thousand at the prior year end as mortgage origination volumes began to stabilize and improve.

Our total liquid assets, defined as cash and due from banks, federal funds sold, interest-bearing deposits and investment securities, increased by $33.1 million during the year, to $395.0 million at December 31, 2009.  Liquid assets represented 22.8% of total assets at December 31, 2009 as compared to 20.1% at the beginning of the year.  Cash equivalents and federal funds sold increased $34.1 million while investment securities decreased $961 thousand.  The investment portfolio remained consistent with the prior year level as yields on investment securities were generally low.  The majority of securities that were called, matured, or sold during the year were reinvested in municipal bonds that had the best available yield and provided income tax benefits.  As of year-end, we believe our liquidity is adequate to fund future loan demand and manage deposit and borrowing outflows.

Customer deposits have traditionally been our primary funding source supplemented by wholesale funding.  Deposits totaled $1.31 billion, an increase of $83.3 million or 6.8% from year-end 2008.  Deposit growth during the current year shifted from time deposits to non-maturity deposits as customers focused on liquidity.  Money market rates nearly matched rates on certificates of deposit with terms of one year or less during this environment of stable but artificially low interest rates.  The change in market conditions was reflected in a $121.9 million or 21.2% increase year-over-year in demand, money market, NOW and savings deposits, which ended the year at $697.4 million.  Money market accounts grew $76.4 million as customers focused on the best yield and availability of funds.  Time deposits decreased $38.6 million or 5.9% as customers shifted to money market accounts.  Brokered deposits totaling $214.8 million and $261.2 million at year-end 2009 and 2008, respectively, decreased as the increase in local deposits were used to repay maturing brokered deposits.  Management will continue to focus on growing the local core deposit base; however, we will continue to monitor the costs of our various funding alternatives.  Our funding mix may change from time to time as a result.

Total borrowings aggregated $284.6 million at December 31, 2009, and included $104.5 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), junior subordinated debentures with a carrying value of $45.9 million, securities sold under agreements to repurchase of $94.8 million and borrowings from individuals of $39.4 million.  Term Auction Facility advances from the Federal Reserve Bank which were $60.0 million at the prior year end were repaid in full in 2009.  At December 31, 2009, we had funding of $90.0 million in the form of term repurchase agreements with $10.0 million maturing within one year and $80.0 million with maturities from one to five years.  Management will use FHLB advances and other funding sources as necessary to support balance sheet management and growth.  However, management expects that as our branch network grows and matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

The Company’s capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines.  At December 31, 2009, our stockholders’ equity totaled $122.0 million, a decrease of $65.7 million from the December 31, 2008 balance.  This net change includes $63.2 million of net loss, $228 thousand of stock-based compensation, $20 thousand in other comprehensive income due primarily to unrealized holding gains on available for sale investment securities and cash dividends paid of $2.8 million.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income.  Net interest income is the difference between interest income, principally from loans and investments and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume and changes in interest rates earned and paid.  By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.  During the years ended December 31, 2009, 2008 and 2007, our average interest-earning assets were $1.64 billion, $1.59 billion and $1.37 billion, respectively.  During these same years, our net interest margins were 3.16%, 2.99% and 3.19%, respectively.

During 2009, the Federal Reserve maintained the federal funds target rate consistent with year-end 2008 at a range of zero to 0.25%.  The federal funds rate is currently at a historical low surpassing the previous low of 1.00% in June 2003.  There is a 300 basis point spread between the federal funds rate and the prime rate which remained at 3.25% throughout 2009.  While it is management’s goal to remain relatively interest rate neutral, the Bank’s interest rate sensitivity has been slightly asset sensitive in 2009, as the funding mix has remained relatively stable.  Net interest income totaled $51.7 million, an increase of $4.3 million or 9.0% over the $47.5 million for the same period in 2008.   Net interest income benefited from decreased cost of funds while the Bank’s asset yields decreased at a slower pace (0.63% from 6.09% to 5.46%) than cost of funds (0.83% from 3.34% to 2.51%), leading to an improved net interest margin from 2.99% to 3.16%.  The total cost of funds decreased $11.6 million while the interest income from interest earning assets decreased $7.3 million.  The improvement in cost of funds was attributed to customers shifting their higher rate certificates of deposit to lower rate money market accounts or renewing their certificates of deposit at a lower rate.  Further improvement in the cost of funds was realized as borrowings totaling $49.7 million from the FHLB were repaid during the year and brokered deposits decreased $46.4 million.  While total interest income decreased for the year due to decreased outstanding loan balances and an increase in nonperforming loans, the continued use of interest rate floors on the majority of our variable rate loans improved the overall yield on loans.

Average Balances and Average Rates Earned and Paid.  The following table sets forth, for the years 2007 through 2009, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.  Average loans include nonaccruing loans, the effect of which is to lower the average yield.

NET INTEREST INCOME

	For the Years Ended December 31,
	2009			2008			2007
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,272,087	$74,548	5.86%	$1,279,041	$82,125	6.42%	$1,114,677	$86,673	7.78%
Investment securities available for sale	327,487	14,035	4.29%	257,153	12,378	4.81%	179,995	8,819	4.90%
Investment securities held to maturity	18,751	877	4.68%	48,252	2,184	4.53%	71,510	3,208	4.49%
Federal funds sold	19,846	14	.07%	4,096	55	1.34%	4,231	208	4.92%

Total interest-earning assets	1,638,171	89,474	5.46%	1,588,542	96,742	6.09%	1,370,413	98,908	7.22%
Other assets	128,876			150,326			143,206
Total assets	$1,767,047			$1,738,868			$1,513,619

Interest-bearing liabilities:
Deposits:
NOW and money market	$466,667	$6,787	1.45%	$510,357	$11,412	2.24%	$441,716	$15,499	3.51%
Time deposits greater than $100,000	193,505	4,833	2.50%	137,841	6,695	4.86%	311,125	14,135	4.54%
Other time deposits	486,721	14,798	3.04%	428,950	16,541	3.86%	169,236	8,889	5.25%
Borrowings	354,812	11,307	3.19%	397,391	14,634	3.68%	328,909	16,618	5.05%
Total interest-bearing liabilities	1,501,705	37,725	2.51%	1,474,539	49,282	3.34%	1,250,986	55,141	4.41%

Demand deposits	107,461			104,978			108,874
Other liabilities	10,229			13,597			15,066
Stockholders' equity	147,652			145,754			138,693

Total liabilities and stockholders' equity	$1,767,047			$1,738,868			$1,513,619

Net interest income and net interest spread		$51,749	2.95%		$47,460	2.75%		$43,767	2.81%

Net interest margin			3.16%			2.99%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities		109.09%			107.73%			109.55%

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

	December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$(427)	$(7,150)	$(7,577)	$11,667	$(16,215)	$(4,548)
Investment securities available for sale	3,200	(1,543)	1,657	3,747	(188)	3,559
Investment securities held to maturity	(1,358)	51	(1,307)	(1,048)	24	(1,024)
Federal funds sold	111	(153)	(42)	(4)	(149)	(153)

Total interest income	1,526	(8,795)	(7,269)	14,362	(16,528)	(2,166)

Interest expense:
Deposits:
NOW and money market	(119)	(4,506)	(4,625)	2,036	(6,123)	(4,087)
Time deposits greater than $100,000	2,047	(3,909)	(1,862)	(8,145)	705	(7,440)
Other time deposits	1,992	(3,735)	(1,743)	11,829	(4,177)	7,652
Borrowings	(2,900)	(426)	(3,326)	2,895	(4,879)	(1,984)

Total interest expense	1,020	(12,756)	(11,556)	8,615	(14,474)	(5,859)

Net interest income increase (decrease)	$506	$3,781	$4,287	$5,747	$(2,054)	$3,693
RESULTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

Net Income (Loss). Our net loss for 2009 was $63.2 million, a decrease of $69.0 million from net income of $5.8 million earned in 2008.  Net income (loss) available to common shareholders was ($65.7) million and $5.7 million for 2009 and 2008, respectively.  Net income (loss) per share available to common shareholders was $(3.91) basic and diluted for the year ended December 31, 2009 and $0.33 basic and diluted for 2008.  Net interest income for 2009 was $51.7 million, up $4.3 million or 9.0%, compared with 2008, due to improvement in the net interest margin.  The net interest margin of 3.16% improved 17 basis points from the year ago period.  One significant factor for the loss for the year was the elevated level of asset quality costs, including a provision for loan losses of $34.0 million for the year.  Non-interest income was $12.9 million for the year of 2009, which represents an increase of $1.6 million or 13.8% from non-interest income of $11.3 million reported for the year of 2008.  The largest increase in non-interest income was from gain on sale of investment securities which increased $1.1 million, while the largest decrease was from losses on derivative activity which decreased $700 thousand for the year.  Non-interest expense increased $58.4 million, or 138.4%, compared with the previous year.  The largest increase in non-interest expense resulted from recognizing a goodwill impairment charge of $49.5 million which, along with the increase in the loan loss provision and other loan related costs, generated the loss for the year.  During 2009, average earning assets increased $49.6 million or 3.1% to $1.64 billion, and average interest bearing liabilities rose $27.2 million or 1.8%.  A total favorable rate variance of $3.8 million resulted in the improvement in the interest rate margin while the favorable volume variance was minimal at $506 thousand.

Net Interest Income. During 2009, our net interest income increased $4.3 million or 9.0% to $51.7 million.  Interest income decreased as a result of weak loan demand, declining market asset yields and reversal of interest income from loans being reclassified into a non-accrual status.  Our cost of funds decreased to a greater extent due to an improved deposit mix with a higher percentage of deposits being in lower cost transaction accounts and reduced levels of higher cost borrowings.  Average total interest-earning assets increased $49.6 million, or 3.1%, during 2009 as the average loan balances decreased $7.0 million, the average investment securities portfolio increased $40.8 million, or 13.4%, and federal funds sold increased $15.8 million or 384.5%.  Our average total interest-bearing liabilities increased by $27.2 million, or 1.8%.  Approximately 44% of the loan portfolio is composed of fixed rate loans while 56% have a variable interest rate which generally adjusts immediately when index rates, such as our prime rate, changes.  However, during 2009, the Company increased its utilization of interest rate floors on a majority of its variable rate loans which slowed the decline in its loan yields in 2009.  In addition to the impact of declining market interest rates on asset yields, the interest foregone for loans in a nonaccrual status for 2009 was $1.2 million.  Transaction deposit accounts including NOW and money market accounts also have variable interest rates; although changes are determined by management and are not based on a specific index such as prime.  Our certificates of deposit and certain borrowings have rates that are fixed until maturity.  While repricing of fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates more closely match changes in interest rates than changes in the prime rate.

During 2009, the Federal Reserve maintained the federal funds target rate consistent with year-end 2008 at a range of zero to 0.25%.  The federal funds rate is currently at a historical low, surpassing the previous low of 1.00% in June of 2003.  Although the federal funds rate did not change during the year, the yield on earning assets decreased 63 basis points while our funding costs decreased 83 basis points.  Net interest income increased on improved deposit mix, declining borrowing balances and maintaining a greater portion of yields on loans with the increased utilization of interest rate floors or variable rate loans during this period of declining market interest reference rates such as LIBOR.

We will continue to evaluate ways to improve our net interest margin.  We expect competition for loan production during this time of weak loan demand to keep pressure on loan yields; while competition for deposits and the related deposit costs will not be as intense as in some prior years.  This should assist us in improving our net interest margin in 2010.  A significant portion of the funds received from the TARP program have been used to reduce borrowings and will be used to fund loans when loan demand improves.  The cost of these are paid as a dividend and not recorded as interest expense which increases net interest income and improves the net interest margin.

Provision for Loan Losses.  We recorded a $34.0 million provision for loan losses for the year 2009 representing an increase of $25.8 million from the $8.2 million provision for the full year 2008.  The level of provisions is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.”  The provision for loan losses was 2.67% and 0.64% of average loans in 2009 and 2008, respectively.  Our percentage of net loan charge-offs to average loans outstanding was 1.82% for the year ended December 31, 2009, compared with 0.28% for the year ended December 31, 2008.  Nonperforming loans totaled $37.7 million, or 3.07%, of total loans at December 31, 2009 compared with $14.4 million, or 1.10%, of total loans at December 31, 2008.  Nonperforming loans and increased net charge-offs continue to be predominantly related to residential construction and development lending although we are now beginning to see increased stress in the commercial real estate portfolio as the weak economy persists.  The allowance for loan losses at December 31, 2009 of $29.6 million represents 2.41% of total loans and 0.79% of nonperforming loans.  The allowance for loan losses at December 31, 2008 of $18.9 million was 1.43% of total loans outstanding and 131% of nonperforming loans at that date.

Non-Interest Income.  For the year ended December 31, 2009, non-interest income increased $1.6 million, or 13.8%. Gains on sales of investment securities increased $1.1 million although a portion of the gains was offset by a loss on the early extinguishment of debt recognized in noninterest expense.  Mortgage banking income increased $810 thousand as mortgage origination volume increased from refinance activity during the second and third quarters of 2009.  Service charges on deposit accounts increased $387 thousand, or 6.6%, of which $184 thousand was due to increased fees and growth of new deposit accounts, a $344 thousand increase in debit card income and a decrease of $141 thousand in NSF fees.  Income from the investment in SBIC activities increased $88 thousand with income of $148 thousand in 2009 compared to $60 thousand in 2008.  The SBIC recognized write-downs in their investments in small companies who were not able to survive the current economic weakness during 2009.  Gains on economic hedges for 2009 were $234 thousand, a decrease of $700 thousand compared to $934 thousand in the prior year.  The year to date decrease included a second quarter non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts which was offset by a partial recovery of $408 thousand received during the third quarter.  In addition, gains on derivative activity were also less in 2009 as $1.4 million in nonrecurring gains were recognized in 2008 from calls of certain brokered deposits and related derivative contracts.  Income from investment brokerage and trust fees increased from the prior year by $21 thousand to $1.2 million.

Non-Interest Expense.  The significant increase in non-interest expense in 2009 was due primarily to recognizing non-recurring and non-controllable expenses and also a reflection of the continued difficult economic environment.  The most significant expense during 2009 was the $49.5 million goodwill impairment charge which was related to the goodwill generated by the merger with The Community Bank in January 2004.  The FDIC deposit insurance assessment for 2009 totaled $3.1 million, an increase of $2.3 million, or 284.4%, including a special assessment of $789 thousand.  FDIC assessments for 2010 and following years will continue at increased premium rates to rebuild the Deposit Insurance Fund that has been stressed during the recent economic downturn.  Non-interest expense related to troubled loans also increased sharply as OREO writedowns increased $2.4 million and expenses to maintain foreclosed property increased $603 thousand or 215.6%.  The Company began a buyer incentive program near the end of 2008 to assist contractors in the sales of speculative houses financed by the Bank.  Under this program, the Bank paid up to $10 thousand to home buyers that purchased certain bank-financed speculative houses.  The expense for this program during 2009 was $1.3 million which was a factor in the sales of approximately 130 homes.  Salary and employee benefits expense increased $464 thousand, or 2.1%, due to health insurance, which increased $451 thousand, and an increase in commissions of $932 thousand, which was offset by a decrease in incentive pay of $612 thousand.  Cost reductions were established during 2009 including salary reductions for executive management, a salary increase freeze for all employees and reducing the 401(k) employer match from 100% to 50% in late third quarter.  This reduction in 401(k) benefits amounted to $138 thousand or 16.9%.  Occupancy and equipment expense increased $224 thousand, or 2.9%, in the normal course of business.  Other non-interest expense increases during 2009 included $403 thousand in professional expenses, $328 thousand in operating charge-offs and $315 thousand in debit card expense.  Professional expenses increased due to higher legal and collection costs.  Operating charge-offs reflect a weaker economic climate.  The debit card expense increase is reflective of increased transaction volume, as evidenced with our increase in debit card income.

Provision for Income Taxes.  The Company recorded an income tax benefit of $6.7 million for the year ending December 31, 2009 compared to income tax expense of $2.6 million for 2008.  The tax benefit was primarily the result of the increased provision for loan losses, loan expenses including write-downs and other increased expenses.  The effective rate for 2009 was (9.6%) compared to 31.0% for 2008.  The effective rate is reflective of the impact of tax exempt interest income and income from bank owned life insurance for both years while the non-deductible goodwill impairment charge was the most significant factor for the unusually low rate for 2009.  The effective rate for 2009 was also affected by a $2.0 million valuation allowance related to the ability of the Company to realize the deferred tax asset for the allowance for loan losses.

RESULTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

Net Income. Our net income for 2008 was $5.9 million, a decrease of $1.7 million from net income of $7.6 million earned in 2007.  Net income available to common shareholders was $5.7 million for 2008.  Net income per common share was $0.33 basic and diluted for the year ended December 31, 2008 and $0.43 basic and diluted for 2007.  The decrease is due primarily to the increase in the provision for loan losses and the decrease in income from our small business investment company (SBIC) activities.  We have continued to experience strong asset growth, driven by solid loan growth of $124.8 million or 10.5% and an increase of $105.5 million or 46.1% in investment securities, which was supported by an increase of $187.9 million in our deposit base and an increase of $808 thousand in our borrowings.  During 2008, average earning assets increased $218.1 million or 15.9% to $1.59 billion, and average interest bearing liabilities rose $223.6 million or 17.9%.  The impact of the strong loan growth produced a favorable total volume variance ($5.7 million), partially offset by the impact of margin compression resulting in a negative total rate variance ($2.0 million), produced a net increase in net interest income of $3.7 million, or 8.4% for 2008 compared with 2007.  The provision for loan losses increased to $8.2 million from $2.8 million in 2007 as nonperforming loans and net charge-offs increased substantially in 2008 compared with 2007.

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

Provision for Loan Losses.  We recorded a $8.2 million provision for loan losses for the year ended December 31, 2008, representing an increase of $5.4 million from the $2.8 million provision we made for the year ended December 31, 2007.  The level of provisions is reflective of the trends in the loan portfolio, including loan growth, levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.”  The provision for loan losses was 0.64% and 0.25% of average loans in 2008 and 2007 respectively.  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 0.28% for the year ended December 31, 2008, compared with 0.14% for the year ended December 31, 2007.  Nonperforming loans totaled $14.4 million, or 1.10%, of total loans at December 31, 2008, compared with $2.1 million, or 0.17%, of total loans at December 31, 2007.  Nonperforming loans and increased net charge-offs continue to be predominantly related to residential construction and development lending.  The allowance for loan losses at December 31, 2008 of $18.9 million represents 1.43% of total loans and 1.31 times nonperforming loans.  The allowance for loan losses at December 31, 2007 of $14.3 million was 1.20% of total loans outstanding and 6.95 times nonperforming loans at that date.

Non-Interest Income.  For the year ended December 31, 2008, non-interest income decreased $49 thousand, or 0.43%, to remain relatively unchanged at $11.3 million compared to the prior year; although the components changed significantly.  Income from the investment in SBIC activities decreased $2.0 million with income of $60 thousand in 2008 compared to $2.1 million in 2007.  The SBIC recognized write-downs in their investments in small companies who were not able to survive the current economic weakness during 2008.  In 2007, the SBIC recorded some substantial gains including a $1.2 million gain from the exit of certain portfolio companies in the first quarter.  Gains on economic hedges for 2008 were $934 thousand, an increase of $855 thousand compared to $79 thousand in the prior year.  Since 2003, the Company has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered certificates of deposit and believes these swaps have been effective as economic hedges.  Due to the decline in market interest rates during the year, all of the brokered certificates of deposit and the related derivatives were called during the first six months of 2008.  As these derivatives and the related brokered deposits were called prior to maturity, a gain was recognized in non-interest income which totaled $1.4 million for the first six months of 2008.  During the third quarter of 2008, Lehman Brothers, the counterparty for two economic hedges, became insolvent and unable to comply with the terms of the hedges thereby causing a termination of these derivative contracts by Lehman’s technical default.  The Company was “in the money” on these contracts, creating an asset whose collectability was in doubt and therefore was written off creating the $440 thousand loss in the third quarter.  Service charges increased $928 thousand or 18.8% during the year primarily due to an increase of $746 thousand in NSF charges.  Income from investment brokerage and trust fees increased from the prior year by $223 thousand to $1.1 million on higher transaction volumes in the first half of 2008.  Fees and income from the origination and sale of residential mortgage loans decreased $49 thousand or 3.7% to $1.3 million as purchase application volumes decreased sharply in the second half of 2008.

Non-Interest Expense.  We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to support our growth.  From 1998 forward, we have consistently maintained our ratio of non-interest expenses to average total assets below 3.0%.  For 2008, our ratio was 2.42%, down from 2.70% in 2007.  As our franchise expansion slowed during 2008, the rate of increase in non-interest expense also decreased.  This is also reflected in the decrease in our efficiency ratio to 71.65% for 2008 from 74.23% for 2007.  For the year ended December 31, 2008, our non-interest expense grew by $1.2 million, or 2.9%.  Salary and employee benefits expense increased $820 thousand, or 3.9%, and were attributable to normal increases in operation for salaries, commissions and employee benefits.  Occupancy and equipment expense decreased $249 thousand, or 3.1%, as the depreciation expense for facilities and equipment moderated and other efficiencies were realized.  Other non-interest expenses increased $618 thousand, or 5.3%, reflecting the increased volume of business activity, an increase of $367 thousand in the Bank’s FDIC deposit insurance assessment and the write-off of $291 thousand of goodwill from a former investment in a mortgage company.

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

Beginning in December 2007 and throughout 2008, the United States Department of the Treasury in coordination with the Federal Reserve and Federal Deposit Insurance Corporation (FDIC) implemented several initiatives to stimulate the economy and maintain liquidity in our national financial markets in the face of unprecedented economic conditions.  The Federal Reserve introduced three new liquidity facilities, in addition to its primary discount window borrowing program, the Term Auction Facility (TAF), the Term Securities Lending Facility (TSLF) and the Primary Dealer Credit Facility (PDCF).  These initiatives were designed to lengthen the duration of access to liquidity, broaden the types of eligible collateral, expand the range of counterparties for some activities and reduce the cost of borrowings from the Fed relative to the federal funds rate.  PDCF for primary dealers provided daily access to funding to eligible institutions.  The TAF and TSLF constituted a second type of facility in which a pre-determined amount of longer-term funding (for a 28 day period or 84 day period) is available at auction on pre-announced dates for settlement on a later date.  The interest rate and the distribution of the awards across bidding institutions are determined by the results of each auction.  The TAF allows banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  Since the inception of these initiatives, the Federal Reserve has committed to keep this new array of liquidity facilities in place for as long as is necessary to maintain liquidity and promote stability in our financial markets.  On January 27, 2010, the Federal Reserve announced the closure of the TSLF and the PDCF on February 1, 2010 in light of improved functioning of financial markets, and the final TAF borrowings were offered at their final auction on March 8, 2010.    The Company utilized the TAF throughout 2009 but repaid all borrowings during December 2009.

Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits and borrowings. The primary sources of borrowed funds are from the Federal Home Loan Bank, under the Federal Reserve’s discount window, and from correspondent banks under overnight federal funds credit lines and revolving lines of credit.  In addition to managing deposit and borrowing outflows, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

We have maintained a sufficient level of liquidity in the form of federal funds sold and investment securities.  These liquid assets aggregated $353.8 million at December 31, 2009, compared to $300.9 million and $231.2 million at December 31, 2008 and 2007, respectively.  The increase in 2009 resulted from increased federal funds sold as deposits have continued to grow while loan demand has been weak.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $102.0 million.  As of December 31, 2009, the Bank has the credit capacity to borrow up to $431.2 million, from the Federal Home Loan Bank of Atlanta, with $104.5 million outstanding as of that date.  The Company utilized the Federal Reserve’s TAF discussed above, throughout 2009 but had no borrowings outstanding as of December 31, 2009.  At December 31, 2009, we had funding of $90.0 million in the form of long term repurchase agreements with $10.0 million maturing within one year and $80.0 million with maturities from one to ten years.  We also had short-term repurchase agreements with total outstanding balances of $4.9 million and $13.2 million at December 31, 2009 and 2008, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase are collateralized by U.S. government agency obligations.  As of December 31, 2009, the Bank had repurchase lines of credit aggregating $100.0 million from various institutions.  The repurchases must be adequately collateralized.

Throughout our thirteen-year history, our loan demand has typically exceeded our growth in core deposits.  We have therefore relied heavily on certificates of deposit as a source of funds.  While the majority of these funds are generally from our local market area, the Bank has utilized brokered and out-of-market certificates of deposit to diversify and supplement our deposit base.  In 2009, deposit growth shifted from time deposits to non-maturity deposits as customers focused on liquidity during the declining interest rate environment.  Certificates of deposit represented 46.9% of our total deposits at December 31, 2009, a decrease from 53.2% at December 31, 2008.  Brokered and out-of-market certificates of deposit totaled $214.8 million at year-end 2009 and $261.2 million at year-end 2008, which comprised 15.9% and 21.2% of total deposits, respectively.  The Company relied more on brokered and out-of-market certificates of deposit during periods of irrational deposit pricing in 2008 as some of the largest banks in our market area paid premium deposit rates to secure their necessary funding for liquidity purposes after the national commercial paper markets dried up.  We will continue to monitor the costs of our various funding alternatives and our funding mix may change from time to time.  Certificates of deposit of $100 thousand or more, inclusive of brokered and out-of-market certificates, represented 13.2% of our total deposits at December 31, 2009 and 14.5% at December 31, 2008.  A portion of these deposits come from customers considered to have long-standing relationships with our management.  Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits.  Large certificates of deposit are generally considered rate sensitive.  While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

At December 31, 2009, our outstanding commitments to extend credit consisted of loan commitments of $284.6 million, including amounts available under home equity credit lines and letters of credit of $98.1 million and $8.3 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, deposit and borrowings maturities and deposit withdrawals in the near term.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows.  The following table reflects contractual obligations of the Company outstanding as of December 31, 2009.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Short-term borrowings	$85,477	$85,477	$-	$-	$-
Long-term borrowings	199,103	-	41,250	35,000	122,853
Operating leases	4,635	1,046	1,324	637	1,628
Total contractual cash obligations excluding deposits	289,215	86,523	42,574	35,637	124,481

Deposits	1,314,070	947,446	266,405	100,219	-
Total contractual cash obligations	$1,603,285	$1,033,969	$308,979	$135,856	$124,481

The following table reflects other commitments of the Company outstanding as of December 31, 2009.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$98,065	$242	$2,485	$4,868	$90,470
Other commitments and credit lines	122,104	101,389	6,648	9,512	4,555
Undisbursed portion of construction loans	54,435	30,041	7,397	4,008	12,989
Mortgage loan commitments	9,954	9,954	-	-	-
Other purchase commitments	800	400	400	-	-

Total other commitments	$285,358	$142,026	$16,930	$18,388	$108,014

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements.  As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2009, Southern Community Capital Trust II, the subsidiary that issued 3,450,000 shares of Trust Preferred Securities in November 2003 and Southern Community Capital Trust III, which issued $10.0 million in Trust Preferred Securities in June 2007 represented the Company’s only SPE activity.  The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term borrowings on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2009 was $122.0 million.  At that date, the Company’s capital to asset ratio was 7.06% and all of our regulatory capital ratios exceeded the minimums established for a well capitalized bank holding company.

The Bank and the Company are subject to minimum capital requirements.  See “SUPERVISION AND REGULATION.”  As the following table indicates, at December 31, 2009, the Company exceeded its regulatory capital requirements.

	At December 31, 2009
	Actual Ratio	Minimum Requirement	Well Capitalized Requirements

Total risk-based capital ratio	12.92%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.34%	4.00%	6.00%
Leverage ratio	9.14%	4.00%	5.00%

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

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  The Company agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans, as part of the CPP.  During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation, including a prohibition on severance arrangements with certain executive officers, limitations on incentive compensation and various corporate governance requirements that are applicable to participants in the CPP.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate a payment of a quarterly cash dividend on a periodic basis.  During 2009, the Company declared and paid one quarterly cash dividend compared to four quarterly cash dividends paid during 2008.  In the first quarter of 2005, the Company paid a $0.12 per share annual dividend.  In the second quarter of 2005, we began paying quarterly dividends of $0.03 per share.  In June 2006, the quarterly dividend was increased to $0.035 per share and increased in June of 2007 to $0.04 per share.  In total, the Company returned $2.7 million or $0.16 per share and $2.7 million or $0.155 per share to common shareholders in the form of cash dividends during 2008 and 2007, respectively.

The Company’s dividend policy is subject to the discretion of our Board of Directors and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.  Our ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured.  In light of the current economic environment, the FDIC Chairman has encouraged banks to consider reducing their dividends to preserve capital.  We cannot guarantee if or when we will resume paying quarterly cash dividends to shareholders in the future.

The Company’s Board of Directors authorized programs in March and September 2005 and July 2006 to repurchase up to 300,000 shares, 600,000 shares and 1 million shares of common stock, respectively.  During 2008 and 2007, 733,175 and 286,972 shares of common stock were repurchased and retired at an average price of $3.68 and $8.21 per share, respectively.  Through December 31, 2008, the Company has repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  No shares were repurchased during 2009.

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

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), as part of a pooled trust preferred security.  The Trust III issuer invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital to the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  If we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.  The amount of proceeds qualifying for Tier 1 capital cannot comprise more than 25% of our core capital elements.  Amounts in excess of the 25% limitation count as Tier 2 supplementary capital for regulatory purposes.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  Based on the results of the income simulation model as of December 31, 2009, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 12.9%, or $4.7 million.  As of December 31, 2009, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 12.4% or $4.5 million.  Given that interest rates were at historic low levels as of December 31, 2009, it is very unlikely that rates would decrease by 2% from year end 2009 levels.

The analysis of interest rate gap (the difference between the amount of interest-earning assets and interest-bearing liabilities repricing or maturing during a given period of time) is another standard tool we use to measure exposure to interest rate risk.  We believe that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2009 in the less than one-year horizon and asset-sensitive beyond one year.  An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position.  As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction in net interest income, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.
The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2009 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps.  This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.  Included in interest-bearing liabilities subject to rate changes within 90 days is 100% of the money market, NOW and savings deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.  As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2009
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Interest-earning assets
Loans	$236,112	$274,670	$510,782	$719,493	$1,230,275
Investment securities available for sale	-	4,024	4,024	308,756	312,780
Investment securities held to maturity	-	4,755	4,755	6,164	10,919
Federal funds sold and other interest-bearing deposits	31,269	-	31,269	-	31,269

Total interest-earning assets	$267,381	$283,449	$550,830	$1,034,413	$1,585,243

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$579,027	$-	$579,027	$-	$579,027
Time deposits greater than $100,000	16,359	49,366	65,725	112,400	178,125
Other time deposits	75,589	108,733	184,322	254,224	438,546
Borrowings	85,477	-	85,477	199,103	284,580

Total interest-bearing liabilities	$756,452	$158,099	$914,551	$565,727	$1,480,278

Interest sensitivity gap per period	$(489,071)	$125,350	$(363,721)	$468,686	$104,965

Cumulative gap	$(489,071)	$(363,721)	$(363,721)	$104,965	$104,965

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	35.35%	60.23%	60.23%	107.09%	107.09%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above.  The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2009.

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2009 Occurring in the Indicated Year
	(Dollars in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2010	2011	2012	2013	2014	Five Years	Total	Rate	Value

FINANCIAL ASSETS
Federal funds sold	$31,269	$-	$-	$-	$-	$-	$31,269	0.07%	$31,269
Investment securities (1) (2)	8,779	4,771	6,757	12,235	2,332	288,825	323,699	4.42%	323,960
Loans (3)
Fixed rate	96,138	75,896	68,626	101,659	82,376	114,408	539,103	6.26%	560,405
Variable rate	341,343	83,575	60,959	28,885	36,527	139,883	691,172	5.21%	696,160

Total	$477,529	$164,242	$136,342	$142,779	$121,235	$543,116	$1,585,243	5.30%	$1,611,794

FINANCIAL LIABILITIES
Money market, NOW and savings deposits	$579,027	$-	$-	$-	$-	$-	$579,027	1.19%	$579,027
Time deposits	250,047	173,535	92,869	17,095	83,125	-	616,671	2.66%	755,442
Short-term borrowings	85,477	-	-	-	-	-	85,477	3.60%	85,827
Long-term borrowings	-	16,250	25,000	10,000	25,000	122,853	199,103	3.67%	211,581

Total	$914,551	$189,785	$117,869	$27,095	$108,125	$122,853	$1,480,278	2.27%	$1,631,877

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2009 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data and common stock price)

Interest income	$22,092	$22,186	$22,451	$22,744	$24,278	$24,412	$23,727	$24,325
Interest expense	8,701	8,868	9,872	10,285	11,459	12,553	11,947	13,323

Net interest income	13,391	13,318	12,579	12,459	12,819	11,859	11,780	11,002
Provision for loan losses	18,000	6,000	6,000	4,000	2,360	1,350	3,530	925

Net interest income (loss) after provision for loan losses	(4,609)	7,318	6,579	8,459	10,459	10,509	8,250	10,077
Non-interest income	3,526	4,189	2,610	2,581	2,518	2,077	3,098	3,589
Non-interest expense (1)	13,578	12,621	13,721	60,578	10,653	10,204	10,672	10,560

Income (loss) before income taxes	(14,661)	(1,114)	(4,532)	(49,538)	2,324	2,382	676	3,106
Income taxes	(3,944)	(683)	(1,845)	(214)	766	754	73	1,041

Net income (loss)	(10,717)	(431)	(2,687)	(49,324)	1,558	1,628	603	2,065

Effective dividend on preferred stock	627	621	633	627	185	-	-	-

Net income (loss) available to common shareholders	$(11,344)	$(1,052)	$(3,320)	$(49,951)	$1,373	$1,628	$603	$2,065

Per common share data:
Net income (loss):
Basic	$(0.68)	$(0.06)	$(0.20)	$(2.98)	$0.08	$0.09	$0.03	$0.12
Diluted	(0.68)	(0.06)	(0.20)	(2.98)	0.08	0.09	0.03	0.12

Common stock price:
High	$3.20	$3.73	$3.99	$4.94	$4.97	$6.30	$7.73	$7.89
Low	1.89	2.40	2.53	2.46	2.11	3.86	5.52	6.26

(1)	Includes $49.5 million in goodwill impairment charge recorded 1st quarter.

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

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$395,586	32.2%	$393,360	29.9%	$318,038	26.8%
Commercial mortgage loans	455,268	37.0%	419,212	31.9%	390,948	32.9%
Construction loans	178,239	14.5%	260,549	19.8%	259,740	21.9%
Commercial and industrial loans	183,319	14.9%	221,231	16.8%	197,851	16.6%
Loans to individuals	17,863	1.4%	20,459	1.6%	21,861	1.8%

Subtotal	1,230,275	100.0%	1,314,811	100.0%	1,188,438	100.0%

Less: Allowance for loan losses	(29,638)		(18,851)		(14,258)

Net loans	$1,200,637		$1,295,960		$1,174,180

	At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$258,885	25.1%	$244,177	28.0%
Commercial mortgage loans	359,987	35.0%	286,658	33.0%
Construction loans	211,858	20.6%	156,900	18.1%
Commercial and industrial loans	177,706	17.3%	151,950	17.5%
Loans to individuals	21,380	2.0%	29,142	3.4%

Subtotal	1,029,816	100.0%	868,827	100.0%

Less: Allowance for loan losses	(13,040)		(11,785)

Net loans	$1,016,776		$857,042

The following table presents at December 31, 2009 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2009
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands)
Residential mortgage loans	$145,752	4.75%	$92,584	6.71%	$146,909	5.79%	$385,245	5.62%
Commercial mortgage loans	98,313	5.66%	291,711	6.53%	53,168	6.47%	443,192	6.33%
Construction loans	117,229	5.62%	36,437	5.93%	12,785	5.59%	166,451	5.69%
Commercial and industrial loans	116,341	5.33%	53,151	6.64%	10,393	5.67%	179,885	5.74%
Loans to individuals	8,120	9.74%	8,946	7.30%	704	7.12%	17,770	8.41%

Total	485,755	5.37%	482,829	6.55%	223,959	5.94%	1,192,543	5.95%

Nonaccrual loans	25,027		11,999		706		37,732

Loans, gross	$510,782		$494,828		$224,665		$1,230,275

The above table is based on contractual scheduled maturities.  Early repayments of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans and are divided into three categories: residential mortgage, commercial mortgage and construction loans.  We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties.  We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes.  Our real estate loans totaled $1.03 billion at December 31, 2009, representing 83.6% of our total loans outstanding.  Our loan policy requires an appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans.  Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties.  As it relates to loans sold to third party investors, the Bank has no repurchase obligation on sold loans as long as the underlying borrowers make their first mortgage payment when due.  Residential mortgage loans held for sale totaled $3.0 million at December 31, 2009.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders and local marketing efforts.  Our lending efforts include the origination of loans secured by first mortgages on one–to-four family residences and on home equity credit lines.  Our residential mortgage loans totaled $395.6 million at December 31, 2009 and included $265.2 million in one-to-four family permanent mortgage loans, $111.0 million in outstanding advances under home equity credit lines and $19.4 million of other loans secured by residential real estate.  Substantially all our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers.  We believe that the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved.  Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.  Declining real estate values have increased risk of loss in this sector in recent periods.

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

Commercial Mortgage Loans.  Our commercial mortgage loans totaled $455.3 million at December 31, 2009.  These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties.  Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt.  Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses.  We make commercial mortgage loans at both fixed and variable rates for payment terms with amortizations up to 20 years.

Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition development and “spec” home financing.  We have a staff of lending professionals and assistants who service only our construction loan portfolio.  We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in our market area.  We also make commercial real estate construction loans, as noted in the preceding paragraph.  We endeavor to limit our construction lending risk through adherence to established underwriting procedures.  Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.  Construction loans aggregated $178.2 million at December 31, 2009.

Commercial Loans. Commercial business lending is a primary focus of our lending activities.  At December 31, 2009, our commercial loan portfolio equaled $183.3 million or 14.9% of total loans.  Commercial loans include both secured and unsecured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Bank also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower and the quality of the collateral securing the loan.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that the yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals.  Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans.  Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment.  Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan.  We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.  At December 31, 2009, loans to individuals totaled $17.9 million.

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

The Board Loan Committee consists of the CEO, President, EVP of Commercial Banking, Chief Credit Officer and five outside Directors as appointed by the Board of Directors.  This Committee meets on a monthly basis to review for approval all loan requests from borrowers with aggregate exposure in excess of $9.0 million.  As of December 31, 2009, the legal lending limit for the Bank was approximately $24.4 million.  The Bank also has an internal bank loan committee comprised of seven members who review all loan requests with aggregate exposure between $6.0 million and $9.0 million.

ASSET QUALITY

We consider asset quality to be of primary importance.  We employ a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors.  It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated.  Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment.  In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s ultimate responsibility to change the borrower’s risk grade accordingly.  The function of determining the allowance for loan losses is fundamentally driven by the risk grade system.  In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process.  We also give consideration to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors.  For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for potential losses inherent in the loan portfolio.

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

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$35,535	$14,433	$2,052	$2,636	$1,408
Restructured loans (1)	2,197	-	-	-	-

Total nonperforming loans	37,732	14,433	2,052	2,636	1,408

Foreclosed assets	19,634	5,745	775	895	280

Total nonperforming assets	$57,366	$20,178	$2,827	$3,531	$1,688

Accruing loans past due 90 days or more	$-	$-	$8	$-	$-
Allowance for loan losses	29,638	18,851	14,258	13,040	11,785
Nonperforming loans to period end loans	3.07%	1.10%	0.17%	0.26%	0.16%
Allowance for loan losses to period end loans	2.41%	1.43%	1.20%	1.26%	1.36%
Allowance for loan losses to nonperforming loans	79%	131%	695%	495%	837%
Nonperforming assets to total assets	3.32%	1.12%	0.18%	0.25%	0.13%

(1) At December 31, 2009, these restructured loans were also in nonaccrual status.

The following table sets forth a breakdown of nonperforming loans and foreclosed assets as of December 31, 2009, by nature of the property.

December 31,
Nonperforming loans	2009
(Amounts in thousands)
Residential Construction:
Speculative construction	$4,210
Land acquisition and development	11,997
Total residential construction	16,207
Commercial real estate	16,344
Commercial and industrial	3,432
Consumer	1,749
Total nonperforming loans	$37,732

December 31,
Foreclosed assets	2009
(Amounts in thousands)

Residential construction, land development and other land	$11,101
Commercial construction	2,206
1 - 4 family residential properties	4,272
Nonfarm nonresidential properties	1,670
Multi family properties	160
Equipment	225
Total foreclosed assets	$19,634

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

The recorded investment in loans that were considered individually impaired at December 31, 2009 totaled $40.2 million.  Of these $40.2 million in loans considered individually impaired at December 31, 2009, there were $37.7 million of nonaccrual loans and $2.5 million of potential problem loans.  At that time, the largest nonaccrual balance of any one borrower was $7.0 million, with the average balance for the one hundred twenty-eight nonaccrual loans being $295 thousand.  At December 31, 2009, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $29.1 million, with a corresponding valuation allowance of $9.8 million.

In addition to nonperforming loans, there were $45.9 million of loans at December 31, 2009, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $19.7 million at December 31, 2008.  Approximately 38% of these potential problem loans at December 31, 2009 were related to residential construction and development lending.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties.  At December 31, 2009 foreclosed assets totaled $19.6 million, or 1.14%, of total assets, and consisted of one hundred twenty-seven properties.  The largest dollar value of a foreclosed property at December 31, 2009 was $2.9 million.  The majority of these foreclosed assets at December 31, 2009 are located in North Carolina (76%) with the remainder located mostly in Florida (15%) and South Carolina (9%).  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

In the tables and discussion below, the following trends are illustrated: 1) significant declines in the outstanding balances of the Company’s speculative residential construction and land acquisition and development loan segments of $41.0 million, or 43%, and $8.7 million, or 13%, respectively; 2) moderating delinquency trend since year-end 2008; 3) increasing levels of loans classified substandard or doubtful year over year and 4) shift in potential problem loans.  There has been a shift in the components of potential problem loans from residential construction and development to commercial real estate.

The following table illustrates the trends in the outstanding balances of these higher risk loan segments.

	December 31,	December 31,
	2009	2008
	(Amounts in millions)
Residential construction:
Speculative construction	$53.3	$94.3
Land acquisition and development	58.3	67.0
Lot inventory	29.5	33.8
Total	$141.1	$195.1

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan segments, including the aging of the underlying loans in these segments.  As of December 31, 2009, speculative construction loans on our books more than twelve months amounted to $34.1 million, or 64%, of the total speculative residential construction loan portfolio.  Land acquisition and development loans on our books for more than twenty-four months at December 31, 2009 amounted to $48.8 million, or 84%, of that portfolio segment.

We also monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loans classified substandard or doubtful, loan delinquencies, and nonperforming loans.

	December 31,		December 31,
	2009		2008
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans
Loans classified substandard or doubtful	$83.6	6.80%	$34.1	2.59%

Loans delinquencies 30 days or more past due	$29.7	2.48%	$33.0	2.51%

Nonperforming loans	$37.7	3.07%	$14.4	1.10%

Classified loans increased $49.5 million, or 145%, from December 31, 2008 to December 31, 2009, while total delinquencies decreased by $3.3 million, or 11%, during the same period.  Because of the continued economic stress and malaise, we undertook a comprehensive review of loan grades in the fourth quarter, resulting in further adjustments to our assigned risk grades on various loans.

Analysis of Allowance for Loan Losses

Our allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses.  We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off.  We evaluate the adequacy of the allowance monthly.  In addition, on a monthly basis our Board Loan Committee reviews our loan portfolio and conducts an evaluation of our credit quality.  The Board Loan Committee reports directly to the Board of Directors.  Quarterly, the Board of Directors reviews the loan loss provision and the adequacy of the allowance for loan losses.  In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments for estimated losses based upon judgments different from those of our management.

We use our risk grading program, as described under “ASSET QUALITY,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses.  In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal loan review function.  Third party loan reviews are conducted at various times to supplement internal efforts.  The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans as well as other factors randomly assigned.  We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area.  Every effort is made to identify and minimize the credit risks associated with such lending strategies.  We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

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

The Bank’s format for the calculation of ALLL begins with the evaluation of loans under impairment guidelines.  For the purposes of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Once a loan is considered impaired, it is not included in the determination of the general loss component of the allowance, even if no specific allowance is considered necessary.

In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience factors to each major segment (residential construction, commercial real estate, commercial and industrial/other and consumer) broken down by loan credit grade.  The Bank also utilizes various other factors to further evaluate the portfolio for risk.  The other factors utilized include the rate of loan growth, policy exceptions, account officer experience, interest rate trends and various economic factors.  These factors are examined for trends and the risk that they represent to the Bank’s loan portfolio.  Each of these other factors is assigned a level of risk and this risk factor is applied to only those loans not evaluated for impairment.  The ALLL calculation for specific loss and general loss exposure are aggregated to arrive at the approximate allowance level for our loan portfolio.

The Company has evaluated the regulatory guidance on this matter on an ongoing basis and has made applicable enhancements to our processes for determining our allowance for loan losses.  During 2009, we made refinements to our methodology for the calculation of ALLL by focusing more specifically on risk grades within our major loan segments.  While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes the allowance for loan losses has been established in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustments to our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

In 2009 we experienced significant increases in nonperforming loans and net charge-offs, primarily related to our residential construction and land development loan portfolio segments and businesses that support the housing industry.  This deterioration in our asset quality was brought on by weakness in the housing market and an overall slowdown in housing purchase activity, particularly in new construction.  Nonperforming loans increased by $23.3 million or 161.4% during 2009 from $14.4 million, or 1.10% of total loans, at year-end 2008 to $37.7 million, or 3.07% of total loans, as of December 31, 2009.  Of these $37.7 million in nonperforming loans, 47% are related to residential construction and land development activities, directly or indirectly.  Our allowance for loan losses at December 31, 2009 was $29.6 million and represented 2.41% of total loans and 0.79 times nonperforming loans.  Our allowance for loan losses at December 31, 2008 of $18.9 million represented 1.43% of total loans and 1.31 times nonperforming loans.  The $10.7 million increase in our allowance for loan losses year-over-year was primarily due to increased volume of impaired loans and increased severity of credit loss exposure.  There were $10.1 million more impaired loans that required increases in valuation allowances of $7.0 million year-over-year.  In addition to the impact of impaired loans, our historical loss experience grew significantly during 2009 as our net charge offs increased 5.5 times to 1.82% of average loans in 2009 from 0.28% of average loans in 2008.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At December 31,
	2009		2008		2007

	Amount (3)	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$9,503	32.2%	$5,221	29.9%	$4,046	26.9%
Commercial mortgage loans	5,782	37.0%	3,670	31.9%	2,975	32.8%
Construction loans	8,629	14.5%	4,428	19.8%	3,225	21.8%
Commercial and industrial loans	5,203	14.9%	3,524	16.9%	2,854	16.6%
Loans to individuals	421	1.4%	1,058	1.5%	1,158	1.9%
Unallocated (2)	100	-%	950	-%	-	-%

Total	$29,638	100.0%	$18,851	100.0%	$14,258	100.0%

	At December 31,
	2006		2005

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$1,771	25.4%	$1,394	28.0%
Commercial mortgage loans	4,173	34.8%	3,151	33.0%
Construction loans	3,240	20.5%	2,454	18.1%
Commercial and industrial loans	2,099	17.2%	1,784	17.5%
Loans to individuals	553	2.1%	956	3.4%
Unallocated	1,204	-%	2,046	-%

Total	$13,040	100.0%	$11,785	100.0%
(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.
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

(3)	The method of calculating the allowance was revised for 2009 and later years with greater emphasis placed on credit grade and loan categories.

In the above allocation table, the increases in the allocations of our allowance for loan losses in comparing year-end 2009 and year-end 2008 were in those loan categories primarily related to residential construction and land development loan portfolio segments and businesses related to the housing industry.  As our methodology for calculating ALLL was revised during 2007 through 2009, we have reclassified certain allocations to make these comparisons consistent in their presentation.

The following table presents for the periods indicated information regarding changes in our allowance for loan losses.

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$18,851	$14,258	$13,040	$11,785	$12,537

Charge-offs:
Residential mortgage loans	8,161	921	974	248	566
Commercial mortgage loans	1,753	165	-	68	-
Construction loans	7,757	1,452	140	130	4
Commercial and industrial loans	5,719	702	239	508	349
Loans to individuals	1,243	594	541	600	443

Total charge-offs	24,633	3,834	1,894	1,554	1,362

Recoveries:
Residential mortgage loans	131	113	86	142	41
Commercial mortgage loans	1	-	-	-	-
Construction loans	182	4	7	-	3
Commercial and industrial loans	971	28	63	36	35
Loans to individuals	135	117	181	121	72

Total recoveries	1,420	262	337	299	151

Net charge-offs	(23,213)	(3,572)	(1,557)	(1,255)	(1,211)

Provision for loan losses	34,000	8,165	2,775	2,510	950

Allowance for loans acquired in purchase transactions, net	-	-	-	-	(491)

Balance at end of period	$29,638	$18,851	$14,258	$13,040	$11,785

Total loans outstanding	1,230,275	$1,314,811	$1,188,438	$1,029,816	$868,827

Average loans outstanding	1,272,087	$1,279,041	$1,114,677	$958,001	$837,467

Allowance for loan losses to loans outstanding	2.41%	1.43%	1.20%	1.27%	1.36%

Ratio of net loan charge-offs to average loans outstanding	1.82%	0.28%	0.14%	0.13%	0.14%

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
December 31, 2009
Securities available for sale:
U. S. government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780

Securities held to maturity:
U. S. government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

December 31, 2008
Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Trust preferred securities	4,250	49	232	4,067
Common stocks and mutual funds	3,822	4	209	3,617
Other	1,000	-	290	710
	$283,912	$6,523	$969	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

December 31, 2007
Securities available for sale:
U. S. government agencies	$72,922	$1,754	$5	$74,671
Mortgage-backed securities	62,782	428	500	62,710
Municipals	2,391	5	8	2,388
Trust preferred securities	4,253	-	143	4,110
Common stocks and mutual funds	2,813	24	-	2,837
Other	1,000	-	290	710
	$146,161	$2,211	$946	$147,426

Securities held to maturity:
U. S. government agencies	$58,794	$89	$419	$58,464
Mortgage-backed securities	2,197	8	30	2,175
Municipals	8,821	125	121	8,825
	$69,812	$222	$570	$69,464

The following table presents the carrying values, fair values, intervals of maturities or repricings and weighted average yields of our investment portfolio at December 31, 2009.

	2009
	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities available for sale:
U. S. government agencies
Due after one but within five years	14,750	15,013	4.36%
Due after five but within ten years	5,000	5,121	5.49%
Due after ten years	37,691	37,154	5.09%
	57,441	57,288	4.94%
Mortgage-backed securities
Due within one year	11	11	5.97%
Due after one but within five years	2,261	2,299	3.87%
Due after five but within ten years	79,569	83,124	4.69%
Due after ten years	94,702	96,666	4.23%
	176,543	182,100	4.43%
Municipals
Due within one year	3,995	4,013	3.22%
Due after one but within five years	7,286	7,409	6.26%
Due after five but within ten years	15,939	16,036	4.21%
Due after ten years	37,577	38,801	6.78%
	64,797	66,259	5.87%
Trust preferred securities
Due after ten years	4,252	2,876	4.14%
	4,252	2,876	4.14%
Common stock and mututal funds
Due after ten years	3,418	3,264	4.01%
	3,418	3,264	4.01%
Other
Due after one but within five years	1,000	993	1.28%
	1,000	993	1.28%
Total securities available for sale
Due within one year	4,006	4,024	3.23%
Due after one but within five years	25,297	25,714	4.74%
Due after five but within ten years	100,508	104,281	4.65%
Due after ten years	177,640	178,761	4.92%
	$307,451	$312,780	4.80%
Securities held to maturity:
U. S. government agencies
Due within one year	$2,500	$2,535	4.95%
	2,500	2,535	4.95%
Mortgage-backed securities
Due within one year	1	1
Due after one but within five years	671	694	4.60%
Due after five but within ten years	48	52	6.38%
Due after ten years	455	472	5.11%
	1,175	1,219	4.87%
Municipals
Due within one year	2,254	2,287	1.52%
Due after one but within five years	704	752	5.21%
Due after five but within ten years	2,256	2,310	7.55%
Due after ten years	2,030	2,077	5.63%
	7,244	7,426	4.91%
Total securities held to maturity
Due within one year	4,755	4,823	6.24%
Due after one but within five years	1,375	1,446	4.91%
Due after five but within ten years	2,304	2,362	7.53%
Due after ten years	2,485	2,549	5.53%
	$10,919	$11,180	6.18%

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2009, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

We have used interest rate swaps, caps and floors in the management of interest rate risk.  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments.  A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions.  Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another.  At December 31, 2009, interest rate swap arrangements with total notional amounts of $85.0 million, with terms ranging up to five years, were outstanding.  In addition, we had $22.5 million notional of interest rate caps with up to fifty months remaining until maturity at year end.  These instruments help protect the Company from changes in interest rates by allowing us to receive payments from the counterparty on these contracts when the referenced rate falls outside the level specified in the agreement.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  Although the Company deals only with primary dealers, a nonrecurring loss of $440 thousand was included in noninterest income during the third quarter of 2008 related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  Lehman Brothers held $1.0 million of the Company’s U.S. Government Agency investment securities as collateral in connection with certain terminated derivative contracts at December 31, 2008.  During the second quarter of 2009, the $1.0 million in collateral was written off as the Company’s ability to recover the value of the collateral became more in question.  During the third quarter of 2009, we recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.

A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit.  These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits.  We have used brokered deposits and out-of-market deposits as funding sources.  As of December 31, 2009, we have $214.7 million of brokered deposits and $99 thousand of out-of-market deposits.  However, we strive to establish customer relationships to attract core deposits in non-interest-bearing and other transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits:

	For the Years Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing NOW and money market accounts	$466,667	1.45%	$510,357	2.24%	$441,716	3.51%
Time deposits $100,000 or more	193,505	2.50%	137,841	4.86%	311,125	4.54%
Other time deposits	486,721	3.04%	428,950	3.86%	169,236	5.25%

Total interest-bearing deposits	1,146,893	2.30%	1,077,148	3.22%	922,077	4.18%

Demand and other non-interest-bearing deposits	107,461		104,978		108,874

Total average deposits	$1,254,354	2.11%	$1,182,126	2.93%	$1,030,951	3.74%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2009:

At December 31, 2009
(In thousands)
Remaining Maturity
Less than three months	$16,359
Three to six months	18,970
Six to twelve months	30,396
Over twelve months	112,400

Total	$178,125

Borrowings

To supplement deposits, our primary source of funding, the Company utilizes borrowings for loan growth and other liquidity needs.  The following is a summary of our borrowings at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$31,250	$62,000
Federal funds purchased	-	-
Term Auction Facility	-	60,000
Repurchase agreements	14,861	23,197
Other borrowed funds	39,366	-
	$85,477	$145,197

Long-term borrowings
FHLB advances	$73,226	$92,139
Term repurchase agreements	80,000	90,000
Jr. subordinated debentures	45,877	45,877
	$199,103	$228,016

Short term advances from the FHLB are collateralized as described below and are scheduled to be repaid within one year based on the terms of the individual borrowing.  Securities sold under agreements to repurchase are scheduled to be repaid within one year based on the terms of the individual borrowing, or provided solely as an accommodation to our customers.  Customer repurchase agreements are collateralized by U.S. government agency obligations and generally mature within ninety days from the transaction date.  The Company purchases federal funds through unsecured lines of credit with various banks aggregating $102.0 million.  Federal funds purchased are subject to restrictions limiting the frequency and term of advances, are payable on demand and bear interest based upon the daily federal funds rate.

As an additional source of funding, the Company has long term borrowings including long term advances from the FHLB, term repurchase agreements from other commercial and investment banks and debt associated with the issuance of trust preferred securities.  Total FHLB advances outstanding of $104.5 million at December 31, 2009 are collateralized by loans with a carrying amount of $77.4 million, which approximates market value, and investment securities with a market value of $49.5 million.  The Company also has term repurchase lines of $100.0 million from various institutions that were collateralized by investment securities having a carrying value of $107.1 million.  Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the counterparty.  The following table presents the maturities for long term FHLB advances and term repurchase agreements.

Long term borrowings	At December 31, 2009
	FHLB Advances		Term Repo
Years of maturity	Interest Rate	Amount	Interest Rate	Amount
		(In thousands)		(In thousands)

2011	1.56%	16,250	-	-
2012	3.84%	5,000	4.56%	20,000
2013	3.46%	10,000	-	-
2014	4.17%	25,000	-	-
Thereafter	3.14%	16,976	3.51%	60,000

		$73,226		$80,000

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The Company is amortizing the issuance costs of these securities over their contractual life of thirty years.  The unamortized balance of these issuance costs at December 31, 2008 was $1.3 million.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  If we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

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

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For us, this Tier 1 limit was $41.4 million at December 31, 2009.  The $3.1 million in excess of that 25% limitation counts as Tier 2 supplementary capital on our books.

The carrying value of the junior subordinated debentures in connection with the two issues of trust preferred securities described above was $45.9 million at December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is presented in Note 2 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  Amounts herein could vary as a result of market and other factors.  Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.  Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “MARKET RISK” under Item 7.

Item 8. Financial Statements and Supplementary Data

The information required by this item is filed herewith.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Southern Community Financial Corporation and Subsidiary
Winston-Salem, North Carolina

We have audited the accompanying consolidated statements of financial condition of Southern Community Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southern Community Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 15, 2010

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$30,184	$25,215
Federal funds sold	31,269	2,180
Investment securities (Note 3)
Available for sale, at fair value	312,780	289,466
Held to maturity, (fair value of $11,180 and $35,531at December 31, 2009 and 2008, respectively)	10,919	35,231
Federal Home Loan Bank stock	9,794	9,757

Loans held for sale	3,025	316

Loans (Note 4)	1,230,275	1,314,811
Allowance for loan losses (Note 5)	(29,638)	(18,851)
Net Loans	1,200,637	1,295,960

Premises and equipment (Note 6)	42,630	40,030
Goodwill (Note 7)	-	49,501
Foreclosed assets (Note 4)	19,634	5,745
Other assets (Notes 7 and 14)	67,736	50,377
Total Assets	$1,728,608	$1,803,778

Liabilities and Stockholders’ Equity
Deposits
Demand	$118,372	$102,048
Money market and NOW	567,435	462,796
Savings	11,592	10,616
Time (Note 8)	616,671	655,292
Total Deposits	1,314,070	1,230,752

Short-term borrowings (Note 9)	85,477	147,557
Long-term borrowings (Notes 9 and 10)	199,103	228,016
Other liabilities (Note 12)	7,961	9,743

Total Liabilities	1,606,611	1,616,068
Stockholders’ Equity (Notes 10, 11 and 16)
Senior Cumulative Perpetual Preferred Stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at December 31, 2009 and 2008	41,060	40,690
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,787,675 shares and 16,769,675 shares at December 31, 2009 and 2008, respectively	119,282	119,054
Retained earnings (accumulated deficit)	(41,430)	24,901
Accumulated other comprehensive income	3,085	3,065
Total Stockholders’ Equity	121,997	187,710

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,728,608	$1,803,778

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$74,548	$82,125	$86,673
Investment securities available for sale	14,035	12,378	8,819
Investment securities held to maturity	877	2,184	3,208
Federal funds sold	13	55	208

Total Interest Income	89,473	96,742	98,908

Interest Expense
Money market, savings, and NOW deposits	6,787	11,412	15,499
Time deposits	19,631	23,236	23,024
Short-term borrowings	1,701	3,808	4,758
Long-term borrowings	9,607	10,826	11,860

Total Interest Expense	37,726	49,282	55,141

Net Interest Income	51,747	47,460	43,767

Provision for Loan Losses (Note 5)	34,000	8,165	2,775

Net Interest Income After Provision for Loan Losses	17,747	39,295	40,992

Non-Interest Income (Note 15)	12,906	11,341	11,329

Non-Interest Expense
Salaries and employee benefits	22,502	22,038	21,218
Occupancy and equipment	7,903	7,679	7,928
Goodwill Impairment	49,501	-	-
Other (Note 15)	20,592	12,431	11,752

Total Non-Interest Expense	100,498	42,148	40,898

Income (Loss) Before Income Taxes	(69,845)	8,488	11,423

Income Tax Expense (Benefit) (Note 14)	(6,686)	2,634	3,869

Net Income (loss)	(63,159)	5,854	7,554

Effective dividends on preferred stock (Note 11)	2,508	185	-

Net income (loss) available to common shareholders	$(65,667)	$5,669	$7,554

Net Income (loss) Per Common Share
Basic	$(3.91)	$0.33	$0.43
Diluted	(3.91)	0.33	0.43

Weighted Average Common Shares Outstanding
Basic	16,787,938	17,363,395	17,559,352
Diluted	16,787,938	17,398,318	17,624,399

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Net income (loss)	$(63,159)	$5,854	$7,554

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains on available for sale securities	1,012	4,387	2,450
Tax effect	(390)	(1,692)	(945)
Reclassification of gains recognized in net income	(1,236)	(98)	-
Tax effect	476	38	-
Net of tax amount	(138)	2,635	1,505

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	354	(982)	274
Tax effect	(137)	343	(105)
Loss due to counterparty default net of amortization	-	240	-
Reclassification of gains recognized in net income, net
Reclassified into income	233	78	54
Tax effect	(90)	(29)	(21)
Amortization of terminated floor contract	(373)	-	-
Tax effect	144	-	-
Other	58	-	-
Tax effect	(23)	-	-
Net of tax amount	166	(350)	202

Net postretirement benefit plans adjustment	(14)	(423)	150
Tax effect	6	163	(58)
Net of tax amount	(8)	(260)	92

Total other comprehensive income	20	2,025	1,799

Comprehensive income (loss)	$(63,139)	$7,879	$9,353

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

						Accumulated
					Retained	Other	Total
	Preferred Stock		Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2006	-	$-	17,405,940	$119,616	$17,368	$(759)	$136,225

Net income	-	-	-	-	7,554		7,554

Other comprehensive income, net of tax	-	-	-	-	-	1,799	1,799

Common shares repurchased	-	-	(286,972)	(2,357)	-	-	(2,357)

Stock options exercised including income tax benefit of $559	-	-	263,414	1,737	-	-	1,737

Restricted stock issued	-	-	17,500	-	-	-	-

Stock-based compensation	-	-	-	105	-	-	105

Cash dividends of $0.155 per share	-	-	-	-	(2,724)	-	(2,724)

Balance at December 31, 2007	-	-	17,399,882	119,101	22,198	1,040	142,339

Net income	-	-	-	-	5,854	-	5,854

Other comprehensive income, net of tax	-	-	-	-	-	2,025	2,025

Common shares repurchased	-	-	(733,175)	(2,700)	-	-	(2,700)

Stock options exercised including income tax benefit of $51	-	-	73,968	408	-	-	408

Restricted stock issued	-	-	29,000	44	-	-	44

Stock-based compensation	-	-	-	111	-	-	111

Cash dividends of $0.16 per share	-	-	-	-	(2,781)	-	(2,781)

Cumulative effect of accounting method change	-	-	-	-	(185)	-	(185)

Preferred stock transaction:

Issuance of preferred stock	42,750	42,750	-	-	-	-	42,750

Discount on preferred stock	-	(2,090)	-	2,090	-	-	-

Accretion of discount	-	30	-	-	(30)	-	-

Preferred stock dividend accrued	-	-	-	-	(155)	-	(155)

Balance at December 31, 2008	42,750	40,690	16,769,675	119,054	24,901	3,065	187,710

Net income (loss)	-	-	-	-	(63,159)	-	(63,159)

Other comprehensive income, net of tax	-	-	-	-	-	20	20

Common shares repurchased	-	-	-	-	-	-	-

Stock options exercised including income tax benefit of $0	-	-	-	-	-	-	-

Restricted stock issued	-	-	18,000	-	-	-	-

Stock-based compensation	-	-	-	228	-	-	228

Cash dividends of $0.04 per share	-	-	-	-	(664)	-	(664)

Preferred stock transaction:

Preferred stock dividends	-	-	-	-	(2,138)	-	(2,138)

Preferred stock accretion of discount	-	370	-	-	(370)	-	-

Balance at December 31, 2009	42,750	$41,060	16,787,675	$119,282	$(41,430)	$3,085	$121,997
See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income (loss)	$(63,159)	$5,854	$7,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,131	3,817	4,184
Provision for loan losses	34,000	8,165	2,775
Net proceeds from sales of loans held for sale	175,887	70,222	82,906
Originations of loans held for sale	(176,492)	(67,315)	(79,897)
Gain from mortgage banking	(2,104)	(1,294)	(1,343)
Stock-based compensation	228	155	105
Net increase in cash surrender value of life insurance	(1,101)	(841)	(670)
Realized gain on sales of available for sale securities	(1,236)	(98)	-
Realized loss of equity investment in Silverton Bank	404	-	-
Realized (gain) loss on sale of premises and equipment	(57)	74	(119)
Gain (loss) on economic hedges	826	(934)	(79)
Deferred income taxes	(5,836)	(2,475)	(814)
Realized (gain) loss on sale of foreclosed assets	(196)	59	(2)
OREO writedown	2,493	99	-
Goodwill impairment	49,501	291	-
Change in assets and liabilities:
Increase in other assets	(10,669)	1,706	(3,440)
Increase (decrease) in other liabilities	(2,608)	926	(787)
Total Adjustments	67,171	12,557	2,819
Net Cash Provided by Operating Activities	4,012	18,411	10,373
Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(29,089)	70	(1,467)
Purchases of:
Available for sale investment securities	(215,169)	(229,894)	(12,301)
Held to maturity investment securities	-	-	(1,719)
Proceeds from maturities and calls of:
Available for sale investment securities	122,115	42,593	25,660
Held to maturity investment securities	24,309	34,568	18,266
Proceeds from sale of:
Available for sale investment securities	69,846	49,602	-
Purchase of Federal Home Loan Bank stock	(421)	(3,613)	(5,591)
Proceeds from sales of Federal Home Loan Bank stock	384	5,550	4,457
Net (increase) decrease in loans	35,421	(135,984)	(158,513)
OREO capitalized cost	(758)	(43)	-
Purchases of premises and equipment	(5,962)	(4,599)	(2,260)
Proceeds from disposal of premises and equipment	59	8	6
Proceeds from sale of foreclosed assets	10,699	1,047	1,415
Purchase of bank-owned life insurance	-	(10,000)	-
Net Cash Provided by (Used) in Investing Activities	11,434	(250,695)	(132,047)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and transaction accounts	119,579	(27,523)	103,241
Net increase (decrease) in time deposits	(38,621)	215,398	(82,586)
Net increase (decrease) in short-term borrowings	(59,720)	27,425	25,024
Proceeds from long-term borrowings	16,250	50,000	120,238
Repayment of long-term borrowings	(45,163)	(77,383)	(38,154)
Net proceeds from issuance of preferred stock	-	42,750	-
Net proceeds from exercise of stock options	-	408	1,737
Cost of shares repurchased	-	(2,700)	(2,357)
Preferred dividends paid	(2,138)	-	-
Cash dividends paid	(664)	(2,781)	(2,724)
Net Cash Provided by (used) Financing Activities	(10,477)	225,594	124,419
Net Increase (decrease) in Cash and Cash Equivalents	4,969	(6,690)	2,745
Cash and Cash Equivalents, Beginning of Year	25,215	31,905	29,160
Cash and Cash Equivalents, End of Year	$30,184	$25,215	$31,905

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$40,835	$46,370	$55,944
Income taxes paid	754	5,140	4,663
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$25,902	$6,082	$1,294
Increase (decrease) in fair value of securities available for sale, net of tax	(138)	2,635	1,505
Increase (decrease) in fair value of cash flow hedges, net of tax	166	(350)	202
Unrealized gain on fair value hedges	161	456	238

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(1)  NATURE OF OPERATIONS

Southern Community Bank and Trust (the “Bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996.  The Bank is engaged in general commercial and retail banking principally in Central and Western North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.  In October 2001, Southern Community Financial Corporation (the “Company”) was formed as a financial holding company for the Bank, and is subject to the rules and regulations of the Federal Reserve System.  The Bank and the Company undergo periodic examinations by those regulatory authorities.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiary, Southern Community Bank and Trust.  All material intercompany transactions and balances have been eliminated in consolidation.  Southern Community Financial Corporation and its subsidiary are collectively referred to herein as the “Company.”

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks,”  which include cash on hand and amounts due from banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits.  As of December 31, 2009, the daily average gross reserve requirement was $9.9 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds, mortgage-backed securities and municipal securities not classified as trading securities or as held to maturity securities.  The cost of debt securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity.  Amortization of premiums, accretion of discounts, interest and dividend income are included in investment income.  Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income, net of income taxes.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Bonds and mortgage-backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity.  Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in a permanent write down of the individual securities to their fair value if they are credit related.  Such write-downs would be included in earnings as realized losses.  Declines in fair value of individual debt securities that are not credit related including securities with below market interest rates are included in other comprehensive income.  If the Company intends to sell a security or cannot assert that it is more likely than not to have to sell the security the loss must be included as a realized loss regardless of the reason for impairment.  The classification of securities is generally determined at the date of purchase.

Federal Home Loan Bank Stock

The Company has an investment in the Federal Home Loan Bank of Atlanta which does not have readily determinable fair value and we do not exercise significant influence on them.  The Company carries its investment in FHLB at its cost which is the par value of the stock.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio.  The Bank’s format for the calculation of ALLL begins with the evaluation of loans under impairment guidelines.  For the purposes of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  Once a loan is considered impaired, it is not included in the determination of the general loss component of the allowance, even if no specific allowance is considered necessary.  In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience factors to each major segment (residential construction, commercial real estate, commercial and industrial/other and consumer) broken down by loan credit grade.  The Bank also utilizes various other factors to further evaluate the portfolio for risk.  The other factors utilized include the rate of loan growth, policy exceptions, account officer experience, interest rate trends and various economic factors.  These factors are examined for trends and the risk that they represent to the Bank’s loan portfolio.  Each of these other factors is assigned a level of risk and this risk factor is applied to only those loans not evaluated for impairment.  The ALLL calculation for specific loss and general loss exposure are aggregated to arrive at the approximate allowance level for our loan portfolio.  While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.  These temporary differences consist primarily of the allowance for loan losses, differences in the financial statement and income tax basis in premises and equipment and differences in financial statement and income tax basis in accrued liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  A $2.0 million valuation allowance was established in the fourth quarter of 2009.

Derivative Instruments

The Company utilizes stand-alone derivative financial instruments, primarily in the form of interest rate swap and option agreements, in its asset/liability management program.  These transactions involve both credit and market risk.  The Company uses derivative instruments to mitigate exposure to adverse changes in fair value or cash flows of certain assets and liabilities which are required to be carried at fair value.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Effective January 1, 2009, the Company adopted new reporting standards for disclosure of derivative instruments information.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties.  A nonrecurring loss was recorded in the prior year related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  As part of those derivative contracts, Lehman Brothers held as collateral $1.0 million of the Company’s U.S. Government Agency investment securities.  The Company filed a claim against Lehman Brothers for recovery of the collateral and value of the derivative positions.  The Company wrote off the $1.0 million in collateral held by Lehman during the second quarter 2009 as legal counsel determined that we had no preferred status in the Lehman bankruptcy and its realization was uncertain.  Through the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party, we recovered $408 thousand which was recorded in noninterest income during the third quarter of 2009.

The Company currently has eleven derivative instrument contracts consisting of two interest rate caps, seven interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.  Note 17 contains additional information regarding derivative financial instruments.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2009	2008	2007

Weighted average number of common shares used in computing basic net income per common share	16,787,938	17,363,395	17,559,352

Effect of dilutive stock options	-	34,923	65,047

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	16,787,938	17,398,318	17,624,399

For the years ended December 31, 2009 and 2008, net income (loss) for determining earnings per common share was reported net income (loss) less the dividend on preferred stock.  For the year ended December 31, 2007, net income for determining diluted earnings per common share was the same as reported net income.  For the years ended December 31, 2009, 2008 and 2007 there were 706,699, 744,266 and 573,269 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.  These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for their respective years.

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note 12.  Effective January 1, 2006, the Company adopted the modified prospective application method for expensing the value of options and accordingly did not restate prior period amounts.  Generally accepted accounting principles require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period).  Compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption are required to be measured based on the fair value of the award on the grant date.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated other comprehensive income at December 31, 2009 and 2008 consists of the following:

	2009	2008
	(In thousands)

Unrealized holding gain - investment securities available for sale	$5,329	$5,554
Deferred income taxes	(2,054)	(2,142)
Net unrealized holding gain - investment securities available for sale	3,275	3,412

Unrealized holding gain (loss) - cash flow hedge instruments	117	(482)
Deferred income taxes	(41)	392
Net unrealized holding gain (loss) - cash flow hedge instruments	76	(90)

Postretirement benefit plans adjustment	(433)	(418)
Deferred income taxes	167	161
Net postretirement benefit plans adjustment	(266)	(257)

Total accumulated other comprehensive income	$3,085	$3,065

Segment Reporting

Management is required to report selected financial and descriptive information about reportable operating segments.  Related disclosures about products and services, geographic areas and major customers are also required.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment.  Also, the Company has no foreign operations or customers.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has adopted new disclosures about derivative and hedging activities, including the underlying derivative instruments.  These disclosures include a description of the objectives including how and why derivative instruments are used.  Other disclosures include how derivative instruments and related hedged items are accounted for and how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows.  Cross-referencing is provided within the footnotes to improve the reader’s ability to locate information about derivative instruments.  For additional information, see Note 17 (Derivatives) to Financial Statements.

The Company discloses information regarding events that occur after the balance sheet date but prior to the financial statements being issued or available for issue.  Financial statements are considered available for issue when the financial statements are in a complete form that complies with accounting standards and all approvals necessary, such as management or the Board of Directors, have been obtained.  The date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date they were available for issue has been disclosed.  For additional information, see Note 22 (Subsequent Events) to Financial Statements.

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

Current other-than-temporary impairment guidance for debt securities was amended to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This amendment replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery.  The full impairment loss is recognized in earnings if the holder is unable to make these assertions.  Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income.  Both the full impairment and credit loss portion are presented on the face of the statement of operations.  This amendment also requires additional disclosure in interim periods.  This amendment is effective for interim and annual periods ending after June 15, 2009.  The adoption of this amendment in the second quarter 2009 did not have a material impact on the consolidated financial statements other than adding expanded disclosures.

The Company has adopted new disclosure requirements for defined benefit post retirement pension plan.  The disclosure must include discussion of investment allocation decisions, major categories of plan assets, fair value valuation techniques, the tier valuation hierarchy and significant concentrations of risk in plan assets if any.  The adoption of this amendment in the fourth quarter 2009 did not have a material impact on the consolidated financial statements other than adding expanded disclosures.  For additional information, see Note 12 (Employee and Director Benefit Plans) to financial statements.

From time to time there are exposure drafts for proposed statements of financial accounting standards.  Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(3)  INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2009 and 2008:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780

Securities held to maturity:
U. S. government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Trust preferred securities	4,250	49	232	4,067
Common stocks and mutual finds	3,822	4	209	3,617
Other	1,000	-	290	710
	$283,912	$6,523	$969	$289,466

Securities held to maturity:
U. S. government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

Proceeds from sales of available for sale securities during 2009 and 2008 were $69.8 million and $49.6 million, respectively at a gain of $1.2 million and $98 thousand, respectively.  No securities were sold during 2007.  These sells were part of the Companies asset liability management.

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand in the first quarter to write-off its equity investment in Silverton which was classified as other securities available for sale (under common stocks and mutual funds) in the above table at December 31, 2008.  The impairment loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the period ended December 31, 2009.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(3)  INVESTMENT SECURITIES (Continued)

The following tables show the gross unrealized losses and fair values for our investments aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008.  For available for sale securities, the unrealized losses relate to four U.S. government agency bonds, two mortgage-backed securities, twenty municipal and six other securities.  For held to maturity securities, the unrealized losses relate to one municipal security.  All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery.  Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$27,131	$560	$-	$-	$27,131	$560
Mortgage-backed securities	15,414	256	-	-	15,414	256
Municipals	6,881	102	-	-	6,881	102
Trust preferred securities	1,770	1,230	1,106	146	2,876	1,376
Common stocks and mutual funds	69	198	403	97	472	295
Other	993	7	-	-	993	7

Total temporarily impaired securities	$52,258	$2,353	$1,509	$243	$53,767	$2,596

Securities held to maturity:
Municipals	$497	$3	$-	$-	$497	$3

	2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$4,963	$37	$-	$-	$4,963	$37
Mortgage-backed securities	15,779	194	-	-	15,779	194
Municipals	742	7	-	-	742	7
Trust preferred securities	836	164	182	68	1,018	232
Common stocks and mutual funds	340	209	-	-	340	209
Other	-	-	710	290	710	290

Total temporarily impaired securities	$22,660	$611	$892	$358	$23,552	$969

Securities held to maturity:
Municipals	$1,869	$81	$923	$134	$2,792	$215

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(3)  INVESTMENT SECURITIES (Continued)

In evaluating investment securities for “other than temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At December 31, 2009, there were three investment securities with aggregate fair values of $1.5 million in an unrealized loss position for at least twelve months.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  The trust preferred securities had one investment security in an unrealized loss position for less than 12 months due to changes in the level of market interest rates and to the lack of an active market in these securities.  The security has a variable rate based on LIBOR which has declined steadily throughout 2009.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity.  The unrealized losses are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2009 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$3,995	$4,013	$4,754	$4,822
Due after one but through five years	22,036	22,422	704	752
Due after five but through ten years	20,939	21,157	2,256	2,310
Due after ten years	75,268	75,955	2,030	2,077
Mortgage-backed securities	176,543	182,100	1,175	1,219
Trust preferred securities	4,252	2,876	-	-
Common stocks and mutual funds	3,418	3,264	-	-
Other	1,000	993	-	-
	$307,451	$312,780	$10,919	$11,180

Securities with carrying values of $33.9 million and $18.6 million and fair values of $35.4 million and $18.9 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits as required by law.  Additionally, at December 31, 2009, securities with carrying values and fair values of $48.8 million and $51.2 million were pledged to secure the Company’s borrowings from the FHLB.  Securities with carrying values of $111.8 million and fair values of $114.4 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

For the years ended December 31, 2009, 2008 and 2007, income from taxable and nontaxable securities were $13.1 million and $1.8 million, $14.1 million and $433 thousand, and $11.6 million and $427 thousand, respectively.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(3)  INVESTMENT SECURITIES (Continued)

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.8 million at December 31, 2009 and  2008.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  Prior to the announcement the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, the FHLB will evaluate on a quarterly basis whether to repurchase excess capital stock from its members.  On October 30, 2009, the FHLB announced that it will not repurchase excess stock outstanding at September 30, 2009 and will continue to evaluate their decision on a quarterly basis.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  After not paying a cash dividend for the fourth quarter 2008 and first quarter 2009, FHLB paid a cash dividend for the second quarter at an annualized rate of 0.84% in August and for the third quarter 2009 at an annualized rate of 0.41% in November.  At December 31, 2009 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements as its total regulatory capital-to-assets ratio was 6.07% exceeding the 4% requirement, and its risk-based capital rates was 5.45%, exceeding its 4.0% requirement.  Management believes that our investment in FHLB stock was not impaired as of December 31, 2009 or December 31, 2008.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

(4)  LOANS

Following is a summary of loans at December 31, 2008 and 2007:

	2009	2008
	(Amounts in thousands)

Residential mortgage loans	$395,586	$393,360
Commercial mortgage loans	455,268	419,212
Construction loans	178,239	260,549
Commercial and industrial loans	183,319	221,231
Loans to individuals	17,863	20,459

Total	$1,230,275	$1,314,811

Loans are primarily made in the Piedmont area of North Carolina.  Real estate loans can be affected by the condition of the local real estate market.  Commercial and installment loans can be affected by the local economic conditions.

The following is a summary of nonperforming loans and nonperforming assets at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)

Nonaccrual loans	$35,535	$14,433
Restructured loans	2,197	-
Total nonperforming loans	37,732	14,433

Foreclosed assets	19,634	5,745

Total nonperforming assets	$57,366	$20,178

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(4)  LOANS (Continued)

The recorded investment in loans that were considered individually impaired at December 31, 2009 and 2008 totaled $40.2 million and $23.3 million, respectively.  At December 31, 2009 and 2008, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $29.1 million and $19.0 million, respectively, with a corresponding valuation allowance of $9.8 million and $2.8 million.  No valuation allowance for the other impaired loans was considered necessary.

The average recorded investment in certain impaired loans for the years ended December 31, 2009, 2008, and 2007 was approximately $26.8 million, $15.3 million and $4.5 million, respectively.  The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2009, 2008 and 2007 was $312 thousand, $252 thousand and $412 thousand, respectively.  The interest income foregone for loans in a nonaccrual status for 2009, 2008 and 2007 was $1.2 million, $879 thousand and $81 thousand, respectively.

The Company has granted loans to certain directors and executive officers of the Company and their related interests.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability.  All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval.  A summary of loans to directors and their interests follows (amounts in thousands):

2009
Balance at beginning of year	$25,585

Disbursements	13,110

Repayments	(14,262)

Balance at end of year	$24,433

At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $5.5 million to executive officers, directors and their affiliates.

(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2009	2008	2007
	(Amounts in thousands)

Balance at beginning of year	$18,851	$14,258	$13,040

Provision for loan losses	34,000	8,165	2,775

Charge-offs	(24,633)	(3,834)	(1,894)
Recoveries	1,420	262	337
Net charge-offs	(23,213)	(3,572)	(1,557)

Balance at end of year	$29,638	$18,851	$14,258

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(6)  PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)

Land	$10,693	$10,621
Buildings and leasehold improvements	35,274	31,185
Furniture and equipment	17,262	16,358
	$63,229	$58,164
Less accumulated depreciation	(20,599)	(18,134)
Total	$42,630	$40,030

Depreciation and amortization amounting to $3.4 million in 2009, $3.5 million in 2008 and $3.7 million in 2007, is included in occupancy and equipment expense.

(7)  GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2009 and 2008.  Other intangible assets are included in other assets in the consolidated balance sheet.

	2009	2008
	(Amounts in thousands)

Goodwill, beginning of year	$49,501	$49,792
Goodwill impairment	(49,501)	(291)
Goodwill, end of year	$-	$49,501

Other intangibles - gross	$2,177	$2,225
Less accumulated amortization	1,288	1,070
Other intangibles - net	$889	$1,155

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
Years Ended December 31, 2009, 2008 and 2007

(7)  GOODWILL AND OTHER INTANGIBLES (continued)

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

Amortization expense associated with acquired intangibles amounted to $265 thousand, $265 thousand and $301 thousand, for 2009, 2008 and 2007, respectively.  The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Years Ended December 31:
2010	$218
2011	218
2012	218
2013	218
2014	17
$889

(8)  DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $178.1 million and $163.6 million at December 31, 2009 and 2008, respectively.  At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)

2010	$65,725	$184,322	$250,047
2011	74,120	99,415	173,535
2012	32,654	60,215	92,869
2013	1,301	15,794	17,095
2014	4,325	78,800	83,125
Thereafter	-	-	-
Total	$178,125	$438,546	$616,671

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(9)  BORROWINGS

The following is a summary of the Company’s borrowings at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$31,250	$62,000
Federal funds purchased	-	-
Term Auction Facility	-	60,000
Repurchase agreements	14,861	23,197
Other borrowed funds	39,366	2,360
	$85,477	$147,557

Long-term borrowings
FHLB advances	$73,226	$92,139
Term repurchase agreements	80,000	90,000
Jr. subordinated debentures	45,877	45,877
	$199,103	$228,016

At December 31, 2009, the interest rates on the Federal Home Loan Bank advances ranged from 0.00% to 4.72% with a weighted average rate of 2.84%.  At the prior year end, the rates ranged from 0.00% to 5.12% with a weighted average rate of 3.30%.  The Company has an available line of credit of $431.2 million with the Federal Home Loan Bank of Atlanta for advances.  These advances are secured by both loans with a carrying value of $77.4 million and pledged investment securities with a market value of $51.0 million and lendable collateral value of $49.5 million.

In December 2007, the Federal Reserve introduced a new liquidity facility, the Term Auction Facility (TAF), to lengthen the duration of access for depository institutions to liquidity beyond the overnight access of its discount window borrowings, to broaden the types of eligible collateral and to reduce the cost of borrowing from the Fed relative to the federal funds rate.  Under the TAF, eligible institutions may bid on a pre-determined amount of longer term funding (for a 28 day period or 84 day period) that is available via auction on pre-announced dates for subsequent settlement.  The interest rate and the distribution of the funding to bidding institutions are determined by an auction.  The TAF allows banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  The Company borrowed funds from the TAF throughout 2009 but repaid in full the final borrowing in December.  We do not anticipate any further borrowing from the TAF as the Federal Reserve is in the process of winding down this program.

The Company has also entered into long-term financing through term repurchase agreements with various parties.  At December 31, 2009, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 2.25% to 4.95%.

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

Under the caption “Other borrowed funds”, the Company has entered into overnight unsecured borrowing arrangements with various parties at an interest rate slightly higher than repurchase agreements.  These arrangements are the obligations of the parent holding company, not the Bank, and are not FDIC insured.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(9)  BORROWINGS (Continued)

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2009 are as follows:

	FHLB	Term Repurchase
	Advances	Agreements
	(Amounts in thousands)

Due in 2010	$31,250	$10,000
Due in 2011	16,250	-
Due in 2012	5,000	20,000
Due in 2013	10,000	-
Due in 2014	25,000	-
Thereafter	16,976	60,000
	$104,476	$90,000

In addition to the above advances and term repurchase agreements, the Company also had repurchase agreements with outstanding balances of $4.9 million and $13.2 million at December 31, 2009 and 2008, respectively, which were for customer accommodations.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. Government Agency obligations.  The Company has repurchase lines of credit of $100.0 million from various institutions, which must be adequately collateralized.

The Company also has lines of credit of $102.0 million from various correspondent banks to purchase federal funds on a short-term basis.  The Company had no outstanding balances of federal funds purchased as of December 31, 2009.

(10) JUNIOR SUBORDINATED DEBENTURES

In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Bank under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  If we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(10) JUNIOR SUBORDINATED DEBENTURES (Continued)

At December 31, 2009 and 2008, the Company had outstanding 3.45 million shares of the trust preferred securities from Trust II used to purchase related junior subordinated debentures from the Bank, with carrying amounts of $35.1 million and $35.1 million, respectively.

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

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds the company counts as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For the Company, this Tier 1 limit was $41.4 million at December 31, 2009.  The $3.1 million in excess of that 25% limitation counts as Tier 2 supplementary capital on the Company’s books.

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

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  Furthermore, the Company has agreed to certain restrictions on executive compensation.  Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as a form of payment to the top five highest compensated executives under any incentive compensation programs.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

 (12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service.  Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code.  The Bank matched 100% of such contributions not exceeding 6% of the participants’ compensation through July of 2009.  Beginning August of 2009 the match was decreased to 50% as a cost reduction measure.  The Board of Directors can also authorize additional discretionary contributions to the plan.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan.  The expense related to this plan for the years ended December 31, 2009, 2008 and 2007 totaled approximately $716 thousand, $846 thousand and $780 thousand, respectively.

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers to ensure a stable and competent management base.  The agreements provide for a two or three-year term, but the agreements may annually be extended for an additional year.  The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation.  In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts. As a condition to the purchase of the Company’s preferred stock by the United States Treasury Department under the CPP, the Company agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans.  During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation paid by participants in the CPP, including a prohibition on severance arrangements with certain executive officers and limitations on incentive compensation.

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits.  As of December 31, 2009, approximately 34% of the Company’s employees were covered under such agreements.  As a condition of the Company’s participation in the United States Treasury’s Capital Purchase Program, the Company agreed to modify these agreements for the five senior executive officers (SEOs) to restrict the severance pay benefit the SEOs would receive in the event of a change in control while the Treasury maintains a preferred stock investment in the Company. During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation paid by participants in the CPP, including a prohibition on severance arrangements with certain executive officers.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank.  This plan was assumed as part of the purchase of The Community Bank in January 2004.  Benefits under the plan are based on length of service and qualifying compensation during the final years of employment.  Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act.  The plan was frozen effective May 1, 2004.  No contribution was required for the years ended December 31, 2009, 2008 or 2007.  The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

	2009	2008	2007
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$890	$868	$845
Actuarial loss	85	6	6
Interest cost	56	56	54
Benefits paid	(44)	(40)	(37)
End of year - Benefit obligations	$987	$890	$868

Change in Fair Value of Plan Assets

Beginning of year	$873	$1,216	$1,171
Benefits paid	(44)	(40)	(37)
Return on assets	168	(303)	82
End of year - Fair value	$997	$873	$1,216

Amounts recognized in the consolidated statement
of financial condition consist of:
Noncurrent Asset	$10	$-	$348
Noncurrent Liability	-	(17)	-
Funded status	$10	$(17)	$348

Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants.   As of January 1, 2009, the average expected future working life of active plan participants was 14 years.  The components of accumulated other comprehensive income relating to pension adjustments are entirely comprised of actuarial losses, which amount to $359 thousand, excluding income taxes.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

Actuarial assumptions used in accounting for net periodic pension cost were:

	2009	2008	2007
	(Amounts in thousands)
Weighted average discount rate	5.80%	6.50%	6.50%
Weighted average rate of increase in
compensation level	N/A	N/A	N/A
Weighted average expected long-term
rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$-	$-	$-
Interest cost	56	56	54
Expected return on plan assets	(64)	(90)	(87)
Amortiztion of net (gain) loss	24	-	-
Net periodic pension cost (benefit)	$16	$(34)	$(33)

The measurement date used for the plan was December 31, 2009.  As of that date, the pension plan had a funded status with the fair value of plan assets of $997 thousand compared to an accumulated projected benefit obligation of $987 thousand.  The actual minimum required contribution for the 2010 plan year has not yet been determined, but no employer contribution is expected to be made during 2010.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan.  The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities.  These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios.  The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively.  The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively.  The current asset allocation is 61% equity securities and 39% fixed income securities/cash equivalents, which meets the criteria established by the Plan.

	2009		2008
		Percent		Percent
	Market	of Plan	Market	of Plan
	Value	Assets	Value	Assets
Cash and equivalents	$1	-	$1	-
Fixed income:
Bond Funds	393	39%	424	49%
Equity Securities:
Mutual Funds	603	61%	448	51%
Total	$997	100%	$873	100%

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

All plan assets, except the money market account, are traded on the open market.  At December 31, 2009 market values were determined using quoted prices and current shares owned.  Bond funds currently held in the plan include long-duration and high yield bond funds and emerging market debt funds.  Equity securities include large, medium and small sized companies and equity securities of foreign companies.  The value of all assets are considered level 1 within the fair value hierarchy as they are valued with quoted prices for identical assets.  The highest percentage of any one investment at year end 2009 was 19% which does not represent a concentration of risk.

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

The plan's weighted-average asset allocations at December 31, 2009, by asset category are as follows.

U.S. equity	54%
International blend	7
Fixed income and cash equivalents	39

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2010	$40
2011	39
2012	39
2013	40
2014	46
2015-2017	279

Supplemental Retirement

The Company during 2001 implemented a non-qualifying supplemental retirement plan for certain key executive and senior officers.  The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments.  Benefits under the plan are intended to provide the executive officers with approximately 60% of final base pay when combined with Social Security benefits and 401(k) Plan deferral payments.  Such benefits will continue to accrue and be paid throughout each participant’s life.  The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age.  Provisions of $446 thousand, $405 thousand and $309 thousand in 2009, 2008 and 2007, respectively, were expensed for future benefits to be provided under this plan.  The accrued liability related to this plan was approximately $2.1 million and $1.7 million as of December 31, 2009 and 2008, respectively.

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel.  The accrued liability related to this plan was approximately $796 thousand and $789 thousand at December 31, 2009 and 2008, respectively.  Total expense for this plan aggregated $46 thousand for the year ended December 31, 2009, 2008 and 2007.  Payouts for this plan were $95 thousand for years ended December 31, 2009 and 2008 and are expected to continue at this level until the plan is terminated.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

The Company adopted “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” at December 31, 2006.  Under this accounting guidance, an employer should recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  As a result of the adoption, the Company recorded an additional minimum pension liability of $433 thousand and a reduction (net of tax) in accumulated other comprehensive income of $266 thousand.

Deferred Compensation

The Company during 2007 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers whose participation in the Company’s 401(k) plan is limited by Internal Revenue Service regulations.  Under the plan, participants are entitled to elect to defer from 1% to 25% of current compensation until their normal retirement date.  The Bank matched 100% of such contributions not exceeding 6% of the participants’ compensation during 2009 through August 31 and matched 50% on such contributions starting September 1, 2009 for one executive officer.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% for each year of service.  The expense related to this plan totaled approximately $6 thousand and $10 thousand for the years ended December 31, 2009 and 2008, respectively.

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

The 2002 ESPP as originally amended provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 95% of fair market value.  The plan was amended again during 2009 to allow employees the right to purchase these shares monthly.  The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand; or (2) shares with a fair market value of 20% of the individual’s annual compensation.  Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.

For the years ended December 31, 2009, 2008 and 2007, employees of the Company purchased 47,942, 20,470 and 15,622 shares, respectively, under the ESPP.  During 2009, the shares purchased for the ESPP were purchased on the open market.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2009 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2008	503,911	744,266	$9.58	668,466	$9.75

Options authorized	-	-	-	-	-
Options granted/vested	(6,000)	6,000	2.78	6,000	2.78
Options exercised	-	-	-	-	-
Options forfeited	27,800	(27,800)	9.30	(1,600)	9.30
Options expired	-	(15,766)	10.42	(15,766)	10.42

At December 31, 2009	525,711	706,700	$9.52	657,100	$9.69

The weighted average remaining life of options outstanding and options exercisable at December 31, 2009 and 2008 is 4.40 years and 5.27 years, respectively.  Information pertaining to options outstanding at December 31, 2009 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$ 2.67 - $7.15	118,690	96,190
$ 7.16 - $10.10	292,510	279,810
$ 10.11 - $14.64	295,500	281,100

Outstanding at end of year	706,700	657,100
The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below:

	2009	2008	2007

Estimated fair value of options granted	$0.97	$0.99	$3.40

Assumptions in estimating average option values:
Risk-free interest rate	2.28%	2.45%	4.58%
Dividend yield	1.76%	4.56%	2.22%
Volatility	36%	29%	27%
Expected life	5 years	5 - 7 years	7 years

The total intrinsic value of options exercised during the years ended December 31, 2009, and 2008 was none and $131 thousand, respectively.  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009, and 2008 was zero.  As of December 31, 2009, there was $115 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.74 years.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was none, $357 thousand and $1.2 million, respectively.  The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 were none, $51 thousand and $559 thousand, respectively.  Under this plan, the Company expensed $165 thousand, $82 thousand and $67 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock

During 2007 the Company adopted the Southern Community Financial Corporation Restricted Stock Plan.  The plan initially makes 300,000 shares available to be issued as restricted stock.  The plan is administered by the Compensation Committee of the Board of Directors who may authorize the grant of restricted stock to certain current directors, officers and employees of the Corporation.  The shares vest over a five year period and are taxable to the recipient at their option either when received or after the vesting period at the current fair market value.  The recipient must be employed with the Company at the end of the five year period or the shares are forfeited.  For the year ended December 31, 2009, 23,500 shares were granted and 5,500 shares were forfeited.  During the period from the inception of the plan through December 31, 2009 a total of 71,500 shares have now been issued and 7,000 shares have been forfeited, leaving 234,000 shares available for future grants.  Under this plan, the Company expensed $63 thousand, $73 thousand and $38 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

(13)  LEASES

The Company leases office space and equipment under non-cancelable operating leases.  Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2010	$1,046
2011	825
2012	499
2013	388
2014	249
Thereafter	1,628

$4,635

Total rental expense for office space and equipment under operating leases are as follows:

	2009	2008	2007
	(Amounts in thousands)

Office Space	$730	$674	$757
Equipment	444	560	457

	$1,174	$1,234	$1,214

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(14)  INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Amounts in thousands)
Current tax provision
Federal	$(693)	$4,349	$4,079
State	(157)	825	604
	(850)	5,174	4,683

Deferred tax provision (benefit)
Federal	(4,760)	(2,085)	(731)
State	(1,076)	(455)	(83)
	(5,836)	(2,540)	(814)

Net provision for income taxes	$(6,686)	$2,634	$3,869

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2009	2008	2007
	(Amounts in thousands)

Tax computed at the statutory federal rate	$(23,747)	$2,886	$3,884

Increase (decrease) resulting from:
Goodwill impairment	16,830	-	-
Valuation allowance on deferred tax assets	2,000	-	-
State income taxes, net of federal benefit	(814)	244	344
Tax exempt income	(1,071)	(498)	(435)
Other permanent differences	116	2	76
	17,061	(252)	(15)

Provision (benefit) for income taxes	$(6,686)	$2,634	$3,869

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(14)  INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
	(Amounts in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$11,427	$7,268
Deferred compensation	1,466	1,321
Derivative financial instruments	-	222
Other	2,715	930
Gross deferred tax assets	15,608	9,741
Valuation allowance	(2,000)	-
Net total deferred tax assets	13,608	9,741

Deferred tax liabilities relating to:
Property and equipment	(709)	(786)
Loan fees and costs	(627)	(647)
Core deposit intangible	(326)	(392)
Prepaid expenses	(258)	(292)
Derivative financial instruments	(233)	-
Other	(65)	(71)
Accumulated other comprehensive income	(1,929)	(1,772)
Total deferred tax liabilities	(4,147)	(3,960)

Net recorded deferred tax asset	$9,461	$5,781

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(14)  INCOME TAXES (Continued)

The Company adopted FIN 48 (“Accounting for Uncertainty in Income Taxes”) on January 1, 2007.  The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations.  Tax years 2006 through 2008 are subject to examination by the Internal Revenue Service and the North Carolina Department of Revenue.  The Company has approximately $40 thousand accrued for payment of interest and penalties as of December 31, 2009.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows:

	2009	2008
	(Amounts in thousands)

Balance at January 1, 2009	$157	$135
Additions based on tax positions related to the current year	50	42
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(45)	(20)
Settlements	-	-
Balance at December 31, 2009	$162	$157

(15)  NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Amounts in thousands)

Service charges and fees on deposit accounts	$6,246	$5,859	$4,931
Income from mortgage banking activities	2,104	1,294	1,343
Investment brokerage and trust fees	1,159	1,138	1,141
Loss of equity in Silverton Bank	(404)	-	-
SBIC income and management fees	148	60	2,103
Gain and net cash settlement on economic hedges	234	934	79
Gain on sale of investment securities	1,236	98	-
Other	2,183	1,958	1,732

Total	$12,906	$11,341	$11,329

The major components of other non-interest expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Amounts in thousands)

FDIC deposit insurance	$3,098	$806	$176
Postage, printing and office supplies	921	847	865
Telephone and communication	927	954	866
Advertising and promotion	1,103	1,164	1,245
Data processing and other outsourced services	746	805	763
Professional services	2,215	1,811	1,809
Buyer incentive plan	1,320	10	-
Loss on early extinguishment of debt	472	-	-
(Gain) loss on sales of foreclosed assets	(196)	59	(2)
OREO writedown	2,493	99	-
Other	7,493	5,876	6,030

Total	$20,592	$12,431	$11,752

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  As of December 31, 2009 and 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios, as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2009

Total Capital (to Risk-Weighted Assets)	$162,977	11.63%	$112,200	8.00%	$140,200	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	145,403	10.37%	56,100	4.00%	84,100	6.00%
Tier 1 Capital (to Average Assets)	145,403	8.36%	69,600	4.00%	87,000	5.00%

As of December 31, 2008

Total Capital (to Risk-Weighted Assets)	$165,013	11.55%	$114,300	8.00%	$142,900	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	147,138	10.30%	57,200	4.00%	85,700	6.00%
Tier 1 Capital (to Average Assets)	147,138	8.42%	69,900	4.00%	87,400	5.00%

The Company is also subject to these capital requirements.  Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2009		At December 31, 2008
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total risk-based capital ratio	$181,623	12.92%	$197,790	13.80%
Tier 1 risk-based capital ratio	159,421	11.34%	178,489	12.46%
Leverage ratio	159,421	9.14%	178,489	10.57%

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties and the value of the derivatives.  A nonrecurring loss was recorded in the prior year related to the uncertain realization of the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  As part of those derivative contracts, Lehman Brothers held as collateral $1.0 million of the Company’s U.S. Government Agency investment securities.  The Company filed a claim against Lehman Brothers for recovery of the collateral and value of the derivative positions.  The Company wrote off the $1.0 million in collateral held by Lehman during the second quarter 2009 as legal counsel determined that we had no preferred status in the Lehman bankruptcy and its realization was uncertain.  Through the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party, we recovered $408 thousand which was recorded in noninterest income during the third quarter of 2009.

The Company currently has eleven derivative instrument contracts consisting of two interest rate caps, seven interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2009		December 31, 2008
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit
activities: Certificate of Deposit contracts	$939	$65,000	$-	$-

Currency Exchange Contracts	(847)	10,000	(1,080)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing
activities: Trust Preferred contracts	(402)	10,000	(483)	10,000

Interest rate cap contracts	489	22,500	3	10,000

	$179	$107,500	$(1,560)	$30,000

See Note 20 for additional information on fair values of net derivatives.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities at December 31, 2009 was $4.2 million.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(17)  DERIVATIVES (Continued)

The following table further breaks down the derivative positions of the Company:

	For the Year Ended December 31, 2009

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as
hedging instruments
Interest rate options	Other Assets	$489
Interest rate contracts	Other Assets	$939	Other Liabilities	$402

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	847

Total derivatives		$1,428		$1,249

Net Derivative Asset (Liability)				$179

	For the Year Ended December 31, 2008

	Asset Derivatives		Liability Derivatives
	2008		2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as
hedging instruments
Interest rate options	Other Assets	$3
Interest rate contracts			Other Liabilities	$483

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	1,080

Total derivatives		$3		$1,563

Net Derivative Asset (Liability)				$(1,560)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(17)  DERIVATIVES (Continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2009 and 2008.

For the Year Ended December 31, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$354	Interest Expense	$(233)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the year ended December 31, 2009.

For the Year Ended December 31, 2008

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(978)	Interest Expense	$(43)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the year ended December 31, 2008.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(17)  DERIVATIVES (Continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges for the years ended December 31, 2009 and 2008.

For the Year Ended December 31, 2009

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other income (expense)	$234

Interest Rate Contracts – Fair
value hedging relationships	Interest Income/(Expense)	$1,499

For the Year Ended December 31, 2008

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other income (expense)	$934

Interest Rate Contracts - Fair
value hedging relationships	Interest Income/(Expense)	$1,176

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps with deposit taking activities on certificates of deposit have maturity dates of February 26, 2024, June 25, 2029, July 9, 2029, July 28, 2024, July 28, 2024 and August 28, 2024.  All of these swaps have the ability to be called by the counterparty prior to their maturity date.  The primary derivative activity during 2009 involved the execution of six interest rate swaps and an interest rate cap.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $4.2 million and $2.9 million at December 31, 2009 and December 31, 2008 respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at December 31, 2009.

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements.  At December 31, 2009 and 2008, the Company had an interest rate swap agreement related to a variable-rate obligation that provides for the Company to pay fixed and receive floating payments related to the variable rate Trust Preferred Securities (the Trust III Securities).  The Company also had interest rate option agreements that provide for payments to the Company in the event interest rates increase or decrease above or below levels provided in the agreements.  The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(17)  DERIVATIVES (Continued)

Interest Rate Risk Management – Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates.  At December 31, 2009 and 2008, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and receive fixed interest payments, certain of which had been designated as fair value hedges, others of which were not designated as fair value hedges.  The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.  Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income.  Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income.  The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness.  The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2009 and 2008 is as follows (amounts in thousands):

	2009	2008

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$221,853	$252,129
Undisbursed standby letters of credit	8,270	7,083
Undisbursed portion of construction loans	54,435	55,850

The Company is a party to legal proceedings and potential claims arising in the normal conduct of business.  Management believes that this litigation is not material to the financial position or results of operations of the Company.

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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
Years Ended December 31, 2009, 2008 and 2007

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$30,184	$30,184	$25,215	$25,215
Federal funds sold and other interest-bearing deposits	31,269	31,269	2,180	2,180
Investment securities available for sale	312,780	312,780	289,466	289,466
Investment securities held to maturity	10,919	11,180	35,231	35,531

Loans	1,200,637	1,226,248	1,295,960	1,304,117
Market risk/liquidity adjustment	-	(34,055)	-	(14,517)
Net loans	1,200,637	1,192,193	1,295,960	1,289,600

Investment in life insurance	28,766	28,766	27,665	27,665
Accrued interest receivable	7,403	7,403	7,690	7,690

Financial liabilities:
Deposits	1,314,070	1,334,468	1,233,112	1,227,006
Short-term borrowings	85,477	85,827	145,197	145,197
Long-term borrowings	199,103	203,987	228,016	247,223
Accrued interest payable	3,318	3,318	6,427	6,427

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	(179)	(179)	1,560	1,560

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(20) FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted the new requirement for optional reporting of financial assets and financial liabilities at fair value.  The effect of adopting the fair value reporting standards was not material to the financial statements.

The new standard defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value, the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, impaired loans and foreclosed assets.  At December 31, 2009 and December 31, 2008, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(20) FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,288	$-	$57,288	$-
Mortgage-backed securities	182,100	-	182,100	-
Municipals	66,259	-	66,259	-
Trust preferred securities	2,876	-	2,876	-
Common stocks and mutual funds	3,264	403	-	2,861
Other	993	-	993	-
Net Derivatives	179	-	1,026	(847)

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$78,207	$-	$78,207	$-
Mortgage-backed securities	200,460	-	200,460	-
Municipals	2,405	-	2,405	-
Trust preferred securities	4,067	-	4,067	-
Common stocks and mutual funds	3,617	340	272	3,005
Other	710	-	710	-
Net Derivatives	(1,560)	-	(480)	(1,080)

The table below presents reconciliation for the period of January 1, 2009 to December 31, 2009, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	Securities
	Available for sale	Net Derivatives
	(Dollars in Thousands)
Beginning Balance January 1, 2009	$3,005	$(1,080)
Total realized and unrealized gains or losses:
Included in earnings	-
Included in other comprehensive income	(144)	233
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$2,861	$(847)

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(20) – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

The fair value reporting standards allows an entity to make an irrevocable election to measure certain financial instruments at fair value.  The changes in fair value from one reporting period to the next period must be reported in the income statement with additional disclosures to identify the effect on net income.  The Company continued to account for securities available for sale at fair value as reported in prior years.  Derivative activity is also reported at fair value.  Securities available for sale and derivative activity are reported on a recurring basis.  Upon adoption of the fair value reporting standard, no additional financial assets or liabilities were reported at fair value and there was no material effect on earnings.

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  Loans considered individually impaired are evaluated and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At December 31, 2009, loans with a book value of $40.2 million were evaluated for impairment.  Of this total, $29.1 million required a specific allowance totaling $9.8 million for a net fair value of $19.3 million.  At December 31, 2008, loans with a book value of $23.3 million were evaluated for impairment.  Of this total, $19.0 million required a specific allowance totaling $2.8 million for a net fair value of $16.2 million.  The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$19,322	$-	$-	$19,322

Foreclosed assets	19,634	-	-	19,634

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$16,223	$-	$-	$16,223

Foreclosed assets	5,745	-	-	5,745

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(21)   PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2009 and 2008 and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2009 are as follows:

Condensed Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands)
Assets:
Cash and due from banks	$54,286	$31,409
Investment in subsidiary	150,789	202,509
Investment securities available for sale	1,211	1,223
Other assets	1,253	1,298

Total assets	$207,539	$236,439

Liabilities:
Junior subordinated debentures	$45,877	$45,877
Other liabilities	39,665	2,852

Total liabilities	85,542	48,729

Stockholders' equity
Preferred stock	41,060	40,690
Common stock	119,282	119,054
Retained earnings (accumulated deficit)	(41,430)	24,901
Accumulated other comprehensive income (loss)	3,085	3,065

Total stockholders' equity	121,997	187,710

Total liablilites and stockholders' equity	$207,539	$236,439

Condensed Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Equity in income (loss) of subsidiaries	$(60,729)	$8,242	$9,936
Interest income	433	58	16
Other income	104	128	70
Interest expense	(3,723)	(3,202)	(3,184)
Other expense	(485)	(594)	(513)
Income tax benefit	1,241	1,222	1,229

Net income (loss)	(63,159)	5,854	7,554

Effective dividend on preferred stock	2,508	185	-

Net income (loss) available to common shareholders	$(65,667)	$5,669	$7,554

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(21)  PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
Operating activities:
Net income (loss)	$(63,159)	$5,854	$7,554
Equity in income (loss) of subsidiaries	60,729	(8,242)	(9,936)
Amortization of debt issuance costs	421	51	51
Amortization of perferred stock warrants	(370)	-	-
(Increase) decrease in other assets	(1)	(23)	138
Increase in other liabilities	(2,307)	(63)	-
Net cash provided (used) by operating activities	(4,687)	(2,423)	(2,193)

Investing activities:
Cash dividend from subsidiary	-	1,500	-
Purchase of investments	-	(500)	-
Net cash provided (used) by investing activities	-	1,000	-

Financing activities:
Proceeds from issuance of preferred stock	-	42,750	-
Increase in short term debt	39,366	2,360	-
Proceeds from issuance of long-term debt	-	-	10,000
Net proceeds from issuance of common stock	-	408	1,737
Investment in bank subsidiary	(9,000)	(15,000)	-
Cost of shares repurchased	-	(2,700)	(2,357)
Dividends paid preferred stock	(2,138)	-	-
Dividends paid common shareholders	(664)	(2,781)	(2,724)
Net cash provided (used) by financing activities	27,564	25,037	6,656

Net increase in cash	22,877	23,614	4,463

Cash, beginning of year	31,409	7,795	3,332

Cash, end of year	$54,286	$31,409	$7,795

(22)  SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 15, 2010, the date the financial statements were issued and there have been no material subsequent events.

See accompanying notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency.  Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2009.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  No such control enhancements during the quarter ended December 31, 2009 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southern Community Bank & Trust

We have audited Southern Community Financial Corporation and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Southern Community Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern Community Financial Corporation and Subsidiary as of and for the year ended December, 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 15, 2010

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2010.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2010.

The following table sets forth equity compensation plan information at December 31, 2009.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Stock Option Plans	706,700	$9.52	525,711

Employee Stock Purchase Plan	N/A	N/A	856,049

Equity compensation plans not approved by security holders

Restricted Stock Plan	N/A	N/A	235,500

Total	706,700	$9.52	1,617,260

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2010.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 26, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K Page

Report of Independent Registered Public Accounting Firm	66

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	67

Consolidated Statements of Operations for the years ended
December 31, 2009, 2008 and 2007	68

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2009, 2008 and 2007	69

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2009, 2008 and 2007	70

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008 and 2007	71-72

Notes to Consolidated Financial Statements	73-113
Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)
Exhibit 3.2:	Bylaws (incorporated by reference from Exhibit 3.2 to the Quarter Report on Form 10-Q for the quarterly ended September 30, 2009)
Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))
Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference from Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)
Exhibit 4.2:
Form of 7.95% Junior Subordinated Debenture (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.3:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust II (incorporated by reference from Exhibit 4.6 to the S-3 Registration Statement)
Exhibit 10.1:
1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.1 to Amendment Number One to the Registration Statement on Form S-2 dated January 10, 2002, Registration Number 333-74084 (the “Amended S-2 Registration Statement”))

Exhibit 10.2:	1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.2 to the Amended S-2 Registration Statement)
Exhibit 10.3:
2002 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”))

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.8 to the 2003 Annual Report)
Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Junior Subordinated Debentures (incorporated by reference from Exhibit 10.9 to the 2003 Annual Report)
Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference from Exhibit 10.10 to the 2003 Annual Report)
Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference from Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference from Exhibit 10.12 to the 2003 Annual Report)
Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to the 2003 Annual Report)
Exhibit 10.10:
The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:
2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:
2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 10.13:
2006 Nonstatutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated November 11, 2006, Registration Number 333-138601)

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))
Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2006 First Quarter Form 10-Q)
Exhibit 10.16:
Amended & Restated Salary Continuation Agreement of F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“2007 First Quarter Form 10-Q”))

Exhibit 10.17:	Amended & Restated Salary Continuation Agreement of Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 First Quarter Form 10-Q)
Exhibit 10.18:	Employment Agreement with James C. Monroe, Jr. (incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 2007)
Exhibit 10.19:
Amendment Number One to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (“2007 Third Quarter Form 10-Q”))

Exhibit 10.20:	Amendment Number One to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)
Exhibit 10.21:	Amendment Number One to Employment agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)
Exhibit 10.22:	Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.23:	Amendment Number One to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.24:	Addendum A to Split Dollar Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.25:	Addendum A to Split Dollar Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007)
Exhibit 10.26:	Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.1 to the Current report on Form 8-K dated June 17, 2008)
Exhibit 10.27:	Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.2 to the Current report on Form 8-K dated June 17, 2008)
Exhibit 10.28:	Waiver Agreement and Acknowledgement with F. Scott Bauer (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2008 the “2008 Annual Report”)
Exhibit 10.29	Waiver Agreement and Acknowledgement with Jeffrey T. Clark (incorporated by reference from Exhibit 10.29 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.30	Waiver Agreement and Acknowledgement with Robert L. Davis, Jr. (incorporated by reference from Exhibit 10.30 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.31	Waiver Agreement and Acknowledgement with James Hastings (incorporated by reference from Exhibit 10.31 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.32	Waiver Agreement and Acknowledgement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.32 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.33:	Amendment Number Two to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.33 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.34:	Amendment Number One to Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.34 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.35:	Amendment Number One to Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.35 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.36:	Amendment Number One to Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.36 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.37:	Amendment Number One to Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.37 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.38:	Amendment Number Two to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.38 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.39:	Amendment Number Two to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.39 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.40:	Amendment Number One to Salary Continuation Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.40 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.41:	Amendment Number Two to Employment Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.41 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.42:
Amendment Number Two to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.42 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.43:	Amendment Number Three to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.43 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 21:	Subsidiaries of the Registrant
Exhibit 23:	Consent of Dixon Hughes PLLC
Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
Exhibit 32:	Section 1350 Certifications
Exhibit 99.1	TARP Certification by Chief Executive Officer
Exhibit 99.2	TARP Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 15, 2010	By:	/s/ F, Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board and Chief
F. Scott Bauer	Executive Officer (principal	March 15, 2010
executive officer)

/s/ James Hastings	Executive Vice President and Chief
James Hastings	Financial Officer (principal financial
	and accounting officer)	March 15, 2010

/s/ Edward T. Brown	Director
Edward T. Brown		March 15, 2010

/s/ James G. Chrysson	Director
James G. Chrysson		March 15, 2010

/s/ James O. Frye	Director
James O. Frye		March 15, 2010

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		March 15, 2010

/s/ Beverly H. Godfrey	Director
Beverly H. Godfrey		March 15, 2010

SIGNATURE	TITLE	DATE

/s/ Lynn L. Lane	Director
Lynn L. Lane		March 15, 2010

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		March 15, 2010

/s/ Stephen L. Robertson	Director
Stephen L. Robertson		March 15, 2010

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		March 15, 2010

Director
William G. Ward, Sr., M.D.		March 15, 2010