Form 10-Q
period 2010-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2010-05-10
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2010 (the most recent practicable date), the registrant had outstanding 16,818,125 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	March 31, 2010 and December 31, 2009	15

	Consolidated Statements of Operations
	Three Months Ended March 31, 2010 and 2009	16

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2010 and 2009	17

	Consolidated Statement of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2010	18

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2010 and 2009	19

	Notes to Consolidated Financial Statements	20

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4 -	Controls and Procedures	38

Part II.	Other Information

Item 1A -	Risk Factors	38

Item 6 -	Exhibits	38

Signatures		39

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

	At or for the Quarter Ended						% Change March 31, 2010 from
	March 31,		December 31,		March 31,		December 31,		March 31,
	2010		2009		2009		2009		2009
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$20,986		$22,092		$22,744		(5	) %	(8	) %
Interest expense	7,739		8,701		10,285		(11)		(25)
Net interest income	13,247		13,391		12,459		(1)		6
Provision for loan losses	10,000		18,000		4,000		(44)		150
Net interest income (loss) after provision for loan losses	3,247		(4,609)		8,459		(170)		(62)
Non-interest income	3,953		3,526		2,587		12		53
Non-interest expense	11,843		13,578		60,584		(13)		(80)

Income (loss) before income taxes	(4,643)		(14,661)		(49,538)		(68)		(91)
Benefit from income taxes	(32)		(3,944)		(214)		(99)		(85)
Net income (loss)	$(4,611)		$(10,717)		$(49,324)		(57)		(91)

Effective dividend on preferred stock	633		627		627
Net income (loss) available to common shareholders	$(5,244)		$(11,344)		$(49,951)

Net Income (Loss) Per Common Share:
Basic	$(0.31)		$(0.68)		$(2.98)
Diluted	(0.31)		(0.68)		(2.98)

Selected Performance Ratios:
Return on average assets	-1.10%		-2.44%		NM
Return on average equity	NM		NM		NM
Net interest margin (1)	3.41%		3.28%		3.01%
Efficiency ratio (2)	68.85%		80.26%		73.66%

Asset Quality Ratios:
Nonperforming loans to period-end loans	4.19%		3.07%		1.56%
Nonperforming assets to total assets (3)	4.15%		3.32%		1.73%
Net loan charge-offs to average loans outstanding (annualized)	1.20%		2.92%		1.09%
Allowance for loan losses to period-end loans	2.98%		2.41%		1.49%
Allowance for loan losses to nonperforming loans	0.71	X	0.79	X	0.95	X

Capital Ratios:
Total risk-based capital	12.80%		12.92%		13.69%
Tier 1 risk-based capital	10.92%		11.34%		12.35%
Leverage ratio	8.86%		9.14%		9.96%
Equity to assets ratio	6.85%		7.06%		7.72%

Balance Sheet Data (End of Period):
Total assets	1,707,180		1,728,608		1,789,734		(1)		(5)
Loans	1,208,454		1,230,275		1,297,489		(2)		(7)
Deposits	1,306,954		1,353,436		1,328,143		(3)		(2)
Short-term borrowings	76,769		85,477		101,425		(10)		(24)
Long-term borrowings	199,062		199,103		212,975		-		(7)
Stockholders’ equity	116,882		121,997		138,209		(4)		(15)

Other Data:
Weighted average shares
Basic	16,806,292		16,789,045		16,780,058
Diluted	16,806,292		16,789,045		16,780,058
Period end outstanding shares	16,818,125		16,787,675		16,793,175

Number of banking offices	22		22		22
Number of full-time equivalent employees	321		331		341

(1)	Net interest margin is net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income. This ratio for first quarter 2009 excludes the $49,501 goodwill impairment charge.
(3)	Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets, where applicable.
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

Summary of First Quarter

Total assets decreased $21.4 million, or 1.2%, during the first quarter as loans declined for the sixth consecutive quarter.  Loans outstanding decreased $21.8, million or 1.8%, due to the continued weak economic conditions and resulting slowdown in loan demand.  The allowance for loan losses increased $6.4 million, or 21.5% primarily attributable to elevated levels in our provision for loan losses resulting from increases in volume and loss impairment of nonperforming loans.  Foreclosed assets remained stable, increasing only $651 thousand.  Investment securities and cash and due from banks increased $11.8 million, or 3.7%, and $3.7 million, or 12.3%, respectively; while federal funds sold decreased $8.9 million as part of ongoing balance sheet management to maximize available yields on investments.  Total deposits were $1.31 billion at March 31, 2010, a decrease of $7.1 million, or 0.5%, from December 31, 2009.  The decrease in deposits was from time deposits and demand deposits which decreased $43.4 million, or 7.0%, and $5.1 million, or 4.3%, respectively; while interest bearing transaction deposits increased $41.4 million or 7.2%.  The decrease in time deposits was primarily attributed to declines in brokered deposits of $41.3 million.  Borrowings decreased $8.7 million, or 3.1%, from the prior quarter end continuing a trend of allowing borrowings to mature without renewal or replacement as loan demand has declined and deposit growth has been adequate to fund new loan requests.

Net interest income decreased $144 thousand, or 1.1%, for the first quarter compared to the fourth quarter 2009.  The interest rate environment remained relatively stable in the first quarter as the Federal Reserve maintained the federal funds target rate consistent with the fourth quarter.  Total interest income decreased by $1.1 million, or 5.0%; while the cost of funds decreased $1.0 million, or 11.1%, compared to the previous quarter.  Effective pricing of loans including the continued incorporation of interest rate floors on floating rate loans upon renewal and loan balances decreasing at a slower pace during the quarter minimized the reduction in interest income.  Interest expense declined primarily due to reduced levels of higher cost time deposits and borrowings and as deposits continued to reprice at lower rates during the quarter.  The net interest margin improved 13 basis points to 3.41% compared to 3.28% for the linked quarter and increased 40 basis points when compared to 3.01% for the first quarter of 2009.

The Company’s provision for loan losses of $10.0 million decreased from $18.0 million for the fourth quarter 2009 although it increased from $4.0 million reported in the first quarter of 2009.  This level of provision and net charge-offs are the continuation of our proactive efforts to resolve troubled loans.  This approach has led to an early identification of potential problem loans and their timely resolution, including the recognition of their loss exposure.   The impairment of $5.1 million on two loan relationships was a significant factor in the level of provision for loan losses during the quarter.  Annualized net charge-offs decreased to 1.20% of average loans in first quarter 2010 from 2.92% of average loans for fourth quarter 2009 and increased from 1.09% of average assets for the first quarter 2009.  Nonperforming loans increased to $50.6 million or 4.19% of loans at March 31, 2010 from $37.7 million or 3.07% of loans at December 31, 2009.  The $12.9 million increase in nonperforming loans reflects an increase of $6.7 million derived from one loan relationship as well as an increase in the volume of other new nonaccrual loans.  Nonperforming assets rose to $70.9 million or 4.15% of total assets at March 31, 2010 from $57.4 million, or 3.32% of total assets, at December 31, 2009 primarily due to the increase in nonaccrual loans during the quarter.  The activity for this quarter in net charge-offs, nonperforming loans and nonperforming assets continues to be predominately related to construction and development lending although commercial real estate was more of a factor.  The allowance for loan losses of $36.0 million at March 31, 2010 represented 2.98% of total loans and a 0.71% coverage of nonperforming loans at current quarter-end compared with 2.41% of total loans and a 0.79% coverage of nonperforming loans at December 31, 2009.  We believe the allowance is adequate for losses inherent in the loan portfolio at March 31, 2010.

Non-interest income was $4.0 million during the first quarter of 2010, compared to $3.5 million for the prior quarter and $2.6 million for the first quarter of 2009.  The increase in non-interest income was primarily due to a $1.4 million gain on the sale of investment securities and improved SBIC earnings of $176 thousand compared to a $218 thousand loss in the prior quarter.  All other categories decreased during the first quarter compared to the fourth quarter 2009. The decline in non-interest income during the first quarter also included a $186 thousand “other-than-temporary” impairment loss from the write-down of one equity investment security.  The increase in non-interest income compared to the first quarter of 2009 was also primarily due to a $1.4 million gain on the sale of investment securities and improved service charges of $113 thousand.

Non-interest expense of $11.8 million in the first quarter of 2010 decreased $1.7 million or 12.8% from the prior quarter, and grew by $766 thousand or 6.9% compared with the year ago period excluding the $49.5 million goodwill impairment charge.  The decrease from the fourth quarter of 2009 is primarily due to a $1.1 million reduction in write-downs on carrying values on foreclosed real estate.  Compared to the first quarter of 2009, significant increases were recognized in foreclosed asset related expenses and write-downs, FDIC deposit insurance premiums and the Company’s buyer incentive program.

Financial Condition at March 31, 2010 and December 31, 2009

During the three month period ending March 31, 2010, total assets declined $21.4 million or 1.2% to $1.71 billion.  The key drivers of the change in balance sheet mix were an emphasis on maintaining an adequate allowance for loan losses, actively managing the investment portfolio, maintaining both a high level of liquidity and our regulatory capital ratios in excess of the well capitalized level.  The allowance for loan losses was increased to 2.98% of period end loans compared to 2.41% at the end of the previous quarter and 1.49% at the end of the first quarter of 2009.  The allowance was increased by $10.0 million during the quarter while net charge offs totaled $3.6 million.  The investment portfolio was increased slightly during the quarter in order to fully utilize the increased liquidity caused by the lower loan balances.  Total deposits decreased $7.1 million during the quarter with time deposits declining $43.4 million while lower cost transaction accounts increased $36.3 million.  Virtually the entire decline in time deposits was brokered deposits which declined $41.3 million. Excess liquidity was also used to repay $8.7 million in borrowings.  The shift in the funding mix contributed to an improvement in the net interest margin during the first quarter.

Total loans decreased $21.8 million or 1.8% during the quarter with decreases in the following major categories:   $6.0 million, or 3.3%, for commercial and industrial loans, $5.9 million, or 1.3%, for commercial mortgage loans, $5.8 million, or 1.5%, for residential mortgage loans and $3.4 million, or 1.9%, for construction loans.  The decrease in loans outstanding during the quarter can be attributed to a continued slowdown in loan demand during these difficult economic times.  Loans held for sale decreased by $41 thousand or 1.4% from the prior year end.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us “well capitalized” under federal bank regulatory capital guidelines.  At March 31, 2010, our stockholders’ equity totaled $116.9 million, a decrease of $5.1 million compared to December 31, 2009.  The decrease is the result of the net loss for the quarter, $633 thousand in dividends on the preferred stock issued to the United States Treasury through the Capital Purchase Program, and a decrease of $7 thousand in other comprehensive income items.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Loss. Our net loss from operations of $4.6 million and our net loss after preferred dividends of $5.2 million for the three months ended March 31, 2010 decreased $44.7 million from the same three month period in 2009 which included a $49.5 million goodwill impairment charge.  Net loss per share available to common shareholders was a $0.31 loss per share for both basic and diluted for the three months ended March 31, 2010 as compared with a $2.98 loss per share for both basic and diluted for the same period in 2009.  Net interest income for the first quarter of 2010 was $13.2 million, up $788 thousand, or 6.3%, compared with the first quarter 2009, due to an improvement in the net interest margin despite a decrease in interest earning assets.  The net interest margin of 3.41% improved 40 basis points from the year ago period.  The Federal Reserve did not change rates during the current quarter, although repricing of interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  The primary factor for the loss in the first quarter was the continued elevated level of asset quality costs, including a provision for loan losses of $10.0 million for the quarter.  Non-interest income was $4.0 million during the first quarter of 2010, which represents an increase of 52.8% from non-interest income of $2.6 million reported in the comparable period in 2009.  Excluding the $49.5 million goodwill impairment charge in first quarter 2009, non-interest expense increased $766 thousand, or 6.9%, compared with the same quarter a year ago.  The largest increases in non-interest expense resulted from increased OREO write-downs and other OREO expense totaling $630 thousand and an increased FDIC deposit insurance premium of $304 thousand from ongoing deposit insurance premium rate increases.

Net Interest Income. During the three months ended March 31, 2010, our net interest income was $13.2 million, an increase of $788 thousand, or 6.3%, over the first quarter 2009.  Interest expense decreased $2.5 million from repricing of deposits and the reduction in the cost of borrowings.  This reduction in our cost of funds exceeded the $1.8 million decrease in interest income from declining outstanding balances and declining yields on interest earning assets.  This increase in net interest income was achieved in spite of the cost of carrying nonperforming assets with an average balance of $60.5 million whose annualized impact on our net interest margin is approximately nine basis points.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the first quarter of 2010, the Federal Reserve maintained the Federal Funds rate at the all time low of between zero and 25 basis points since December 2008.  The average prime rate for the first quarter of 2010 and 2009 remained at 3.25% at which it was since December 2008.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice throughout 2009 and 2010 such that most of our floating rate loan portfolio now has interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  These practices have resulted in a five basis point improvement in the average loan yield during the first quarter 2010 compared with the same period in 2009.  The average yield on interest-earning assets in the first quarter of 2010 decreased 8 basis points to 5.41% compared to the first quarter 2009 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Our cost of average interest bearing liabilities for the first quarter of 2010 decreased 57 basis points to 2.15% compared to the first quarter of 2009.  For the first quarter 2010, our net interest margin of 3.41% increased 40 basis points from 3.01% for the first quarter of 2009.  While the interest rate environment has been constant throughout 2010 in the prime rate and federal funds sold, market interest rates such as LIBOR have drifted lower in first quarter 2009 and moved slightly higher during the first quarter of 2010.  This has strengthened the Company’s net interest margin through the improvement in our cost of funds via continued downward repricing of time deposits and borrowings at current market rates.  During the past three quarters, we have seen more rational deposit pricing in our local markets in contrast with the first half of 2009 when some larger banks sought needed liquidity with above market, long term retail certificate offerings.

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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,222,594	$17,668	5.86%	$1,310,679	$18,762	5.81%
Investment securities available for sale	310,150	3,192	4.17%	315,765	3,642	4.68%
Investment securities held to maturity	10,655	122	4.64%	27,864	332	4.83%
Federal funds sold	29,848	4	0.05%	24,985	8	0.13%

Total interest earning assets	1,573,247	20,986	5.41%	1,679,293	22,744	5.49%
Other assets	130,943			105,781
Total assets	$1,704,190			$1,785,074

Interest-bearing liabilities:
Deposits:
NOW, Money Market, and Savings	$594,152	$1,784	1.22%	$469,447	$1,628	1.41%
Time deposits greater than $100K	177,408	622	1.42%	181,416	1,425	3.19%
Other time deposits	410,898	2,756	2.72%	519,969	4,251	3.32%
Short-term borrowings	78,102	388	2.01%	101,425	565	2.26%
Long-term borrowings	199,076	2,189	4.46%	263,699	2,416	3.72%

Total interest bearing liabilities	1,459,636	7,739	2.15%	1,535,956	10,285	2.72%

Demand deposits	113,991			101,747
Other liabilities	8,619			9,360
Stockholders' equity	121,944			138,011

Total liabilities and stockholders' equity	$1,704,190			$1,785,074

Net interest income and net interest spread		$13,247	3.26%		$12,459	2.78%
Net interest margin			3.41%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.78%			109.33%

Provision for Loan Losses. The Company recorded a $10.0 million provision for loan losses for the quarter ended March 31, 2010, representing an increase of $6.0 million from the $4.0 million provision for the first quarter of 2009.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The substantial increase in the provision for the first quarter of 2010 compared with the provision for loan losses for first quarter 2009 was based on certain loans identified as impaired and other specific loans currently identified with a greater than normal risk based on the current economic conditions.  Additional amounts are also required to properly recognize the loss potential inherent in riskier segments of the loan portfolio, particularly the residential construction and development loan segment based on the historic loss experience of each loan segment.  Nonperforming loans as a percentage of total loans increased to 4.19% at March 31, 2010 compared with 1.56% at March 31, 2009.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.20% for the quarter ended March 31, 2010, compared with 1.09% for the quarter ended March 31, 2009.

Non-Interest Income.  For the three months ended March 31, 2010, non-interest income increased $1.4 million, or 52.8%, to $4.0 million from $2.6 million for the same period in 2009 primarily resulting from a $1.4 million increase in gains on sale of investment securities as part of ongoing portfolio management.  Service charges increased $113 thousand compared to the 2009 quarter as debit card income increased $86 thousand, other service charges increased $60 thousand and NSF charges decreased $33 thousand from decreased overdraft volume.  Mortgage banking income decreased $58 thousand or 13.9% from decreased customer transaction volume including refinance activity.  The Company recognized $176 thousand income from its investment in Small Business Investment Company (SBIC) during the first quarter 2010 compared to $238 thousand in the same period of the prior year.  The income generated during the quarter was from normal operations as no individual investments were harvested or written off during this quarter.  Investment brokerage income decreased $61 thousand compared to the first quarter of 2009 based on lower transaction volume.  During the first quarter of 2010, an “other-than-temporary” impairment charge of $186 thousand was recognized on one equity investment while the write-off of our equity position in the failed Silverton Bank totaling $404 thousand was recognized during the first quarter of 2009.

Non-Interest Expense. For the three months ended March 31, 2010, our non-interest expense decreased $48.7 million, or 80.5%, over the same period in 2009 primarily due to recognizing a $49.5 million goodwill impairment charge in first quarter 2009.  Excluding goodwill, our non-interest expense increased $766 thousand or 6.9% compared to the first quarter of 2009.  The Company’s FDIC deposit insurance premium increased $304 thousand as the FDIC increased the ongoing deposit insurance premium rates to maintain adequate balances in the Deposit Insurance Fund to protect depositors during this time of unusually high number of bank failures.  Management decreased discretionary spending as advertising and promotion expense decreased $156 thousand and travel and entertainment decreased $33 thousand.  Foreclosed asset write-downs were $484 thousand during the first quarter of 2010 with the continued devaluation of properties held; this compared to none in the first quarter of 2009.  OREO expenses were $360 thousand for the current quarter compared to $214 thousand in the first quarter last year due to the $9.5 million increase in the balances of foreclosed assets, the increased cost of acquiring, holding and maintaining foreclosed properties.  The Company started a new program during 2009 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program totaled $173 thousand to incent home buyers to purchase 17 homes during the first quarter of 2010 compared to $100 thousand in the first quarter of 2009.  While this program has been successful in encouraging sales of slow moving houses since inception, it is expected to be discontinued after the second quarter of 2010.  These increased expenses were offset by gains on sales of OREO property which increased $94 thousand year over year.  Salaries and employee benefits decreased $61 thousand year over year as total employee benefits decreased $147 thousand primarily due to a reduction in the Company’s 401(k) match.  The employer 401(k) match was decreased during the third quarter of 2009 from a 100% match on the first 6% of employee compensation contributed to 50%.  This employee benefit cost reduction was partially offset by a net increase in salary expense of $97 thousand.  The movement in salary expense was impacted by a reduction in staffing amounting to 20 full-time equivalents and the imposition of a Company-wide salary freeze effective August 1, 2009.  Occupancy and equipment expense decreased $118 thousand compared to the first quarter of 2009 due to decreases in software depreciation and maintenance.

Provision for Income Taxes. The Company recorded an income tax benefit of $32 thousand for the quarter ending March 31, 2010 compared to income tax benefit of $214 thousand for first quarter 2009.  The unusually low effective tax rate, especially for first quarter 2010, is reflective of the impact of tax exempt interest income and income from bank owned life insurance for both years and a $2.0 million valuation allowance increase related to the ability of the Company to realize its net deferred tax assets.  The non-deductible goodwill impairment charge was the most significant factor for the unusually low rate for 2009.  A $2.0 million valuation allowance related to the deferred tax asset for the allowance for loan losses was also recognized in the fourth quarter of 2009 resulting in a total valuation allowance of $4.0 million at March 31, 2010.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $335.5 million at March 31, 2010, an increase of $11.8 million from $323.7 million at December 31, 2009.  Government agencies increased $38.0 million and mortgage backed securities decreased $28.5 million during this three month period, while municipal securities increased $1.6 million.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $107.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $425.7 million, as of March 31, 2010, with lendable collateral value of $326.8 million.  Borrowings with the FHLB were $104.4 million at March 31, 2010.  At March 31, 2010, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to eight years under repurchase lines of credit aggregating $100.0 million from various institutions.  The repurchases must be adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $14.5 million and $14.9 million at March 31, 2010 and December 31, 2009, respectively, $4.5 million of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations.  At March 31, 2010, our outstanding commitments to extend credit consisted of loan commitments of $163.7 million and amounts available under home equity credit lines, other credit lines and letters of credit of $99.0 million, $12.4 million and $9.4 million, respectively.  Given the amount of our unpledged collateral of $107.1 million, we believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase lower cost transaction accounts and other core deposit accounts to improve our funding mix.  Time deposits of $573.2 million at March 31, 2010 decreased $43.4 million, or 7.0%, compared to December 31, 2009.  Certificates of deposits represented 43.9% of our total deposits at March 31, 2010, a decrease from 46.9% at December 31, 2009.  Deposit growth shifted from time deposits to money market, savings and NOW accounts in the first quarter of 2010 with growth of $36.3 million, or 5.2%.  Savings grew $18.8 million during the quarter from the introduction of our new Ready Saver account which is available only on the internet.

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

At March 31, 2010, our leverage ratio (Tier I capital to average quarterly assets) was 8.86%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at March 31, 2010 were 10.92% and 12.80%, respectively.

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the first quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the Treasury as long as the Treasury invests in our preferred stock.

On March 24, 2009, the Company announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  The Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  At March 31, 2010 and December 31, 2009, our nonaccrual loans included $12.0 million and $10.0 million, respectively, of loans past due less than 90 days.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming loans increased to $50.6 million or 4.19% of total loans at March 31, 2010, compared to $37.7 million or 3.07% of loans at December 31, 2009.  Approximately 62% of these nonperforming loans at March 31, 2010 were related to construction and development lending.  Of the $12.9 million increase in nonperforming loans on a linked quarter basis, $10.3 million, or 80% of the increase, was related to construction and development lending.  In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  Due to the above mentioned factors, we consider certain segments of our residential construction and development loan portfolio to represent higher risk loans.  These higher risk loans are speculative construction loans and land acquisition and development loans, including lot inventory loans.

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated: 1) significant increase in nonperforming loans related to construction development lending; 2) significant increase in classified assets; and 3) increase in loan delinquencies.  While the impairment of two loan relationships had a significant impact on these credit metrics, the continued deterioration of the construction and development portfolio has also had a significant impact.  (See further discussion on potential problem loans below).

The following table sets forth a breakdown of nonperforming loans and foreclosed assets as of March 31, 2010, by nature of the property.

	March 31,	December 31,
Nonperforming loans	2010	2009
	(Amounts in thousands)
Residential Construction:
Speculative construction	$9,049	$4,210
Land acquisition and development	17,462	11,997
Total residential construction	26,511	16,207
Commercial real estate	18,671	16,344
Commercial and industrial	4,177	3,432
Consumer	1,249	1,749
Total nonperforming loans	$46,431	$37,732

	March 31,	December 31,
Foreclosed assets	2010	2009
	(Amounts in thousands)
Residential construction, land development and other land	$12,679	$11,101
Commercial construction	2,142	2,206
1 - 4 family residential properties	3,330	4,272
Nonfarm nonresidential properties	1,749	1,670
Multi family properties	160	160
Equipment	225	225
Total foreclosed assets	$20,285	$19,634

The following table illustrates the quarterly trends in the outstanding balances of these higher risk loan segments.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Amounts in millions)
Residential construction:
Speculative Residential Construction	$53.0	$53.3	$64.5	$75.1	$87.7
Land Acquisition and Development	56.2	58.3	62.3	62.3	66.5
Lot Inventory	28.0	29.5	32.0	32.3	33.5
Total	$137.2	$141.1	$158.8	$169.7	$187.7

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan segments, including the aging of the underlying loans in these segments.  As of March 31, 2010, speculative construction loans on our books more than twelve months amounted to $31.7 million or 59.8% of the total speculative residential construction loan portfolio.  Land acquisition and development loans on our books for more than twenty-four months at March 31, 2010 amounted to $48.3 million or 85.9% of that portfolio segment.

We also monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, nonaccrual loans and in loans classified substandard or doubtful.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2010		2009		2009		2009		2009
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans classified substandard or doubtful	$137.3	11.36%	$83.6	6.80%	$60.8	4.87%	$56.7	4.53%	$41.4	3.19%

Loans delinquencies 30 days or more past due	$37.3	3.09%	$29.7	2.42%	$25.8	2.07%	$24.0	1.92%	$32.9	2.54%

Nonperforming Loans	$50.6	4.19%	$37.7	3.07%	$22.7	1.82%	$17.9	1.43%	$20.3	1.56%

The $53.7 million, or 64%, increase in classified loans from December 31, 2009 to March 31, 2010, was due to the impact of two loan relationships totaling $15.0 million combined with a significant downgrading of credit risk grades resulting from our regular quarterly review of watch and criticized loans.  Total loan delinquencies (including nonaccrual loans) increased by $7.6 million from December 31, 2009 to March 31, 2010; while the 30 to 89 day delinquencies increased $10.4 million during the same period.

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Amounts in thousands)

Nonaccrual loans	$45,249	$35,535	$20,251
Restructured loans - nonaccruing	4,341	2,197	-
Restructured loans - accruing	1,018	-	-
Total nonperforming loans	50,608	37,732	20,251

Foreclosed assets	20,285	19,634	10,798

Total nonperforming assets	$70,893	$57,366	$31,049

The largest nonaccrual balance of any one borrower at March 31, 2010 was $6.9 million, with the average balance for the one hundred fifty-two nonaccrual loans being $329 thousand.  At December 31, 2009, the largest nonaccrual balance of any one borrower was $7.0 million, with the average balance for the one hundred twenty-eight nonaccrual loans being $295 thousand.

In addition to nonperforming loans, there were loans totaling $87.7 million at March 31, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  While we have seen some increased credit deterioration in the commercial real estate portfolio, the largest increase in potential problem loans remain related to residential construction and development lending.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing, to some extent given current real estate market trends, the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At March 31, 2010, foreclosed assets totaled $20.3 million, or 1.19% of total assets, and consisted of seventy-three properties compared to $19.6 million, or 1.14% of total assets, and seventy-one properties at December 31, 2009.  The largest dollar value of a foreclosed property was $2.9 million at March 31, 2010 and December 31, 2009.  We recorded write-downs in the value of foreclosed assets of $484 thousand during the first quarter of 2010 and $1.6 million during the fourth quarter of 2009.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although at the end of the last four quarters loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans and increasing levels of net charge-offs.  The provision for loan losses increased to $10.0 million for the first quarter of 2010 as compared to $4.0 million for the same period last year due principally to an increase in nonperforming loans.  The allowance for loan losses at March 31, 2010 was $36.0 million and represented 2.98% of total loans which increased from 2.41% from year end and provided coverage of 71% of nonperforming loans.  This level of allowance has increased a net of $6.4 million from $29.6 million, or 2.41% of total loans at December 31, 2009, which provided coverage for 79% on nonperforming loans.  At March 31, 2009, the allowance was $19.4 million, which represented 1.49% of total loans and coverage of 0.95% of nonperforming loans.  As a percentage of loans outstanding, the allowance increased both sequentially and year-over-year as a result of increased nonperforming loans and is based on the model described above.  We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.  No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2010	2009 *

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$33,885	$30,184
Federal funds sold	22,352	31,269
Investment securities
Available for sale, at fair value	325,311	312,780
Held to maturity, at amortized cost	10,207	10,919
Federal Home Loan Bank stock	9,794	9,794

Loans held for sale	2,984	3,025

Loans	1,208,454	1,230,275
Allowance for loan losses	(36,007)	(29,638)
Net Loans	1,172,447	1,200,637

Premises and equipment, net	42,058	42,630
Foreclosed assets	20,285	19,634
Other assets	67,857	67,736

Total Assets	$1,707,180	$1,728,608
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$113,292	$118,372
Money market, NOW and savings	620,433	579,027
Time	573,229	616,671
Total Deposits	1,306,954	1,314,070

Short-term borrowings	76,769	85,477
Long-term borrowings	199,062	199,103
Other liabilities	7,513	7,961

Total Liabilities	1,590,298	1,606,611

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at March 31, 2010 and December 31, 2009	41,158	41,060
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,818,125 shares at March 31, 2010 and 16,787,675 shares at December 31, 2009	119,320	119,282
Retained earnings (accumulated deficit)	(46,674)	(41,430)
Accumulated other comprehensive income	3,078	3,085
Total Stockholders’ Equity	116,882	121,997

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,707,180	$1,728,608
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands, except per
	share and share data)
Interest Income
Loans	$17,668	$18,762
Investment securities available for sale	3,192	3,642
Investment securities held to maturity	122	332
Federal funds sold	4	8

Total Interest Income	20,986	22,744
Interest Expense
Money market, NOW and savings deposits	1,784	1,628
Time deposits	3,378	5,676
Borrowings	2,577	2,981

Total Interest Expense	7,739	10,285

Net Interest Income	13,247	12,459

Provision for Loan Losses	10,000	4,000

Net Interest Income After Provision for Loan Losses	3,247	8,459

Non-Interest Income
Service charges and fees on deposit accounts	1,557	1,444
Income from mortgage banking activities	358	416
Investment brokerage and trust fees	235	296
Net impairment loss recognized in earnings	(186)	(404)
Other	1,989	835
Total non-interest income	3,953	2,587

Non-Interest Expense
Salaries and employee benefits	5,469	5,530
Occupancy and equipment	1,916	2,034
Goodwill impairment	-	49,501
Other	4,458	3,519

Total Non-Interest Expense	11,843	60,584

Income (Loss) Before Income Taxes	(4,643)	(49,538)

Income Tax (Benefit) Expense	(32)	(214)

Net Income (Loss)	(4,611)	(49,324)

Effective Dividend on Preferred Stock	633	627

Net Income (Loss) Available to Common Shareholders	$(5,244)	$(49,951)

Net Income (Loss) Per Common Share
Basic	$(0.31)	$(2.98)
Diluted	(0.31)	(2.98)

Weighted Average Common Shares Outstanding
Basic	16,806,292	16,780,058
Diluted	16,806,292	16,780,058

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

	(Amounts in thousands)

Net income (loss)	$(4,611)	$(49,324)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	1,400	1,489
Tax effect	(540)	(573)
Reclassification of gains recognized in net income	(1,354)	(1)
Tax effect	523	-
Reclassification of impairment on equity securities	186	404
Tax effect	(72)	(156)
Net of tax amount	143	1,163
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(319)	257
Tax effect	123	(99)
Reclassification of gains (losses) recognized in net income (loss), net:
Reclassified into income	75	(166)
Tax effect	(29)	-
Acquisition premium on interest rate cap contract, net of amortization	-	(405)
Tax effect	-	156
Net of tax amount	(150)	(257)

Total other comprehensive income (loss)	(7)	906

Comprehensive income (loss)	$(4,618)	$(48,418)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(accumulated deficit)	Comprehensive Income (loss)	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2009	42,750	$41,060	16,787,675	$119,282	$(41,430)	$3,085	$121,997
Net income (loss)	-	-	-	-	(4,611)	-	(4,611)
Other comprehensive income, net of tax	-	-	-	-	-	(7)	(7)
Restricted stock issued	-	-	30,450	-	-	-	-
Stock-based compensation	-	-	-	38	-	-	38
Preferred stock dividend	-	-	-	-	(535)	-	(535)
Preferred stock accretion of discount	-	98	-	-	(98)	-	-

Balance at March 31, 2010	42,750	$41,158	16,818,125	$119,320	$(46,674)	$3,078	$116,882

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities
Net loss	$(4,611)	$(49,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,029	907
Provision for loan losses	10,000	4,000
Net proceeds from sales of loans held for sale	36,048	28,507
Originations of loans held for sale	(35,649)	(33,819)
Gain from mortgage banking	(358)	(416)
Stock-based compensation	38	43
Net increase in cash surrender value of life insurance	(265)	(340)
Realized gain on sale of available for sale securities, net	(1,354)	(1)
Realized loss on impairment of investment securities available for sale	186	-
Realized loss of equity investment in Silverton Bank	-	404
Realized loss on sale of premises and equipment	-	1
Realized gain on sale of loans	-	(1)
Gain (loss) on economic hedges	(31)	22
Deferred income taxes	(89)	(743)
Realized gain on sale of foreclosed assets	(100)	(6)
Oreo writedown	484	-
Goodwill impairment	-	49,501
Changes in assets and liabilities:
Increase in other assets	(60)	(1,247)
Decrease in other liabilities	(417)	(1,080)
Total Adjustments	9,462	45,732

Net Cash Provided by (Used in) Operating Activities	4,851	(3,592)

Cash Flows from Investing Activities
Increase (decrease) in federal funds sold	8,917	(15,711)
Purchase of:
Available-for-sale investment securities	(85,984)	(71,530)
Proceeds from maturities and calls of:
Available-for-sale investment securities	21,015	29,697
Held-to-maturity investment securities	715	10,265
Proceeds from sale of:
Available-for-sale investment securities	53,677	11,897
Purchase of Federal Home Loan Bank stock	-	(421)
Net (increase) decrease in loans	14,651	7,158
OREO capitalized cost	(16)	(172)
Purchases of premises and equipment	(245)	(1,423)
Proceeds from sale of foreclosed assets	2,520	1,753

Net Cash Provided by (Used in) Investing Activities	15,250	(28,487)

Cash Flows from Financing Activities
Net increase in transaction accounts and savings accounts	36,326	595
Net increase (decrease) in time deposits	(43,442)	94,436
Net decrease in short-term borrowings	(8,708)	(43,772)
Repayment of long-term borrowings	(41)	(15,041)
Preferred dividends paid	(535)	(415)
Cash dividends paid	-	(671)

Net Cash Provided by (Used in) Financing Activities	(16,400)	35,132

Net Increase in Cash and Due From Banks	3,701	3,053
Cash and Due From Banks, Beginning of Period	30,184	25,215

Cash and Due From Banks, End of Period	$33,885	$28,268

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$3,539	$6,628

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month period ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments, determination of stock-based compensation and income tax assets or liabilities, and accounting for acquisitions.  Operating results for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2009 annual report on Form 10-K.  This quarterly report should be read in conjunction with the annual report.

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

The Company has adopted ASC Topic 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  Topic 860 improves all aspects of transfers of financial assets including the transferor’s continuing involvement, if any, in transferred financial assets.  Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This pronouncement was effective after the beginning of fiscal years beginning after November 15, 2009.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

The Company has adopted ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  The Company has not invested and does not anticipate investing in any Variable Interest Entities.  This pronouncement was effective after the beginning of fiscal years beginning after November 15, 2009.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

The Company has adopted Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which requires new disclosures for fair value measurements and clarifies existing disclosures requirements.  Fair value measurements must now be disclosed separately for each class of assets and liabilities based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy and the level of disaggregated information already required for specific assets and liabilities under other applicable pronouncements.  Disclosure is also required of the amounts of significant transfers between level 1 and level 2 in the fair value hierarchy and the reasons for the transfers.  The entity’s policy regarding the timing of recognizing transfers and specific information such as the actual date of the event or change in circumstances causing the transfer must also be disclosed.  The reconciliation of the beginning and ending balances in level 3 fair value measurements now also requires separate disclosure of gains and losses for the period recognized in other comprehensive income and separate disclosure is now required for purchases, sales, issuances and settlements.  Valuation techniques applied and inputs used to determine observable inputs (level 2) and significant unobservable inputs (level 3) must also be disclosed.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The requirements to disclose separately purchases, sales issuances and settlements in the level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement in the first quarter 2010 did not have a material impact on the consolidated financial statements, other than adding expanded disclosures.

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

	Three Months Ended
	March 31,
	2010	2009

Weighted average number of common shares used in computing basic net income per share	16,806,292	16,780,058

Effect of dilutive stock options	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,806,292	16,780,058

Net income (loss) Available to Common
Shareholders (in thousands)	$(5,244)	$(49,951)
Basic	(0.31)	(2.98)
Diluted	(0.31)	(2.98)

For the three months ended March 31, 2010 and 2009, net loss for determining net loss per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 661,867 and 731,201 shares for the three months ended March 31, 2010 and 2009, respectively.  Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended March 31, 2010 due to the Company’s loss position for those periods.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$95,163	$249	$139	95,273
Mortgage-backed securities	148,919	4,828	104	153,643
Municipals	67,186	1,445	108	68,523
Trust preferred securities	4,252	-	1,057	3,195
Common stocks and mutual funds	3,232	280	31	3,481
Other	1,000	196	-	1,196
	$319,752	$6,998	$1,439	$325,311

Securities held to maturity:
U. S. government agencies	$2,500	$6	$-	2,506
Mortgage-backed securities	1,104	53	-	1,157
Municipals	6,603	158	5	6,756
	$10,207	$217	$5	$10,419

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780

Securities held to maturity:
U. S. government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

Sales of securities available for sale for the three months ended March 31, 2010 produced $53.7 million in proceeds and resulted in gross realized gains of $1.4 million and no realized losses.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$35,059	$139	$-	$-	$35,059	$139
Mortgage-backed securities	8,718	104	-	-	8,718	104
Municipals	9,624	103	109	5	9,733	108
Trust preferred securities	2,040	960	1,155	97	3,195	1,057
Common stocks and mutual funds	-	-	468	31	468	31

Total temporarily impaired securities	$55,441	$1,306	$1,732	$133	$57,173	$1,439

Securities held to maturity:
Municipals	$495	$5	$-	$-	$495	$5

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$27,131	$560	$-	$-	$27,131	$560
Mortgage-backed securities	15,414	256	-	-	15,414	256
Municipals	6,881	102	-	-	6,881	102
Trust preferred securities	1,770	1,230	1,106	146	2,876	1,376
Common stocks and mutual funds	69	198	403	97	472	295
Other	993	7	-	-	993	7

Total temporarily impaired securities	$52,258	$2,353	$1,509	$243	$53,767	$2,596

Securities held to maturity:
Municipals	$497	$3	$-	$-	$497	$3

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At March 31, 2010, there were four investment securities with aggregate fair values of $1.7 million in an unrealized loss position for at least twelve months.  The trust preferred securities had one investment security in an unrealized loss position for less than 12 months due to changes in the level of market interest rates and to the lack of an active market in these securities.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009.  The fair value of this security improved during the first quarter of 2010 although the unrealized loss remained significant.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic

 Note 3 – Investment Securities (continued)

conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity.  The unrealized losses are reflected in other comprehensive income.  The common stock and mutual funds category had one equity security with an unrealized loss of $31 thousand for more than twelve months at March 31, 2010.  Due to the amount of the loss and the ability of the security to recover its value in the near future the Company did not consider this investment “other-than-temporarily” impaired.  For the three months ended March 31, 2010, the Company determined one marketable equity security was “other-than-temporarily” impaired and recognized a $186 thousand write-down on the investment.  The investment had been carried at a basis of $268 thousand.  The fair value of the investment at March 31, 2010 is $82 thousand.  The Company recorded a loss of $404 thousand in the first quarter of 2009 to write-off its equity investment in Silverton Bank, N.A.

The amortized cost and fair values of securities available for sale and held to maturity at March 31, 2010 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligation.

	March 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$2,116	$2,116	$3,375	$3,383
Due after one but through five years	29,026	29,287	1,440	1,492
Due after five but through ten years	46,755	46,765	1,756	1,825
Due after ten years	84,452	85,628	2,532	2,562
Mortgage-backed securities	148,919	153,643	1,104	1,157
Trust preferred securities	4,252	3,195	-	-
Common stocks and mutual funds	3,232	3,481	-	-
Other	1,000	1,196	-	-

	$319,752	$325,311	$10,207	$10,419

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.8 million at March 31, 2010 and December 31, 2009.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  Prior to the announcement the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, the FHLB will evaluate on a quarterly basis whether to repurchase excess capital stock from its members.  The FHLB announced that it will not repurchase excess stock outstanding at March 31, 2010 and will continue to evaluate their decision on a quarterly basis.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  After not paying a cash dividend for the fourth quarter 2008 and first quarter 2009, FHLB paid a cash dividend for the second, third and fourth quarters at an annualized rate of 0.84%, 0.41% and 0.27%, respectively.  At December 31, 2009 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements as its total regulatory capital-to-assets ratio was 6.07% exceeding the 4% requirement, and its leverage capital ratio was 9.11%, exceeding its 5.0% requirement.  Management believes that our investment in FHLB stock was not impaired as of March 31, 2010.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

Note 4 – Loans

Following is a summary of loans:

	At March 31,		At December 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Amounts in thousands)
Residential mortgage loans	$389,760	32.3%	$395,586	32.2%
Commercial mortgage loans	449,327	37.2%	455,268	37.0%
Construction loans	174,859	14.5%	178,239	14.5%
Commercial and industrial loans	177,286	14.7%	183,319	14.9%
Loans to individuals	17,222	1.3%	17,863	1.4%

Subtotal	1,208,454	100.0%	1,230,275	100.0%

Less: Allowance for loan losses	(36,007)		(29,638)

Net loans	$1,172,447		$1,200,637

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)

Balance at beginning of period	$29,638	$18,851

Provision for loan losses	10,000	4,000

Charge-offs	(4,017)	(3,596)
Recoveries	386	59

Net charge-offs	(3,631)	(3,537)

Balance at end of period	$36,007	$19,314

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Amounts in thousands)

Nonaccrual loans	$45,249	$35,535	$20,251
Restructured loans - nonaccruing	4,341	2,197	-
Restructured loans - accruing	1,018	-	-
Total nonperforming loans	50,608	37,732	20,251

Foreclosed assets	20,285	19,634	10,798

Total nonperforming assets	$70,893	$57,366	$31,049

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

At March 31, 2010, the Company had loans with a book value of $51.4 million that have been individually evaluated for impairment.  A corresponding valuation allowance of $18.3 million has been provided for these loans with determined to be impaired an outstanding balance of $42.9 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits were deemed necessary.

Note 5 – Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

We completed our goodwill impairment testing as of March 31, 2009.  Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of impairment testing process indicated that the Company’s estimated fair value was less than book value.  After additional analysis, it was determined that the Company’s fair value did not support the goodwill recorded at the time of the acquisition of The Community Bank in January 2004; therefore, the Company recorded a $49.5 million goodwill impairment charge to write-off the entire amount of goodwill as of March 31, 2009.  This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of operations.

Note 6 – Borrowings

The following is a summary of our borrowings at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$31,250	$31,250
Repurchase agreements	14,457	14,861
Other borrowed funds	31,062	39,366
	$76,769	$85,477

Long-term borrowings
FHLB advances	$73,185	$73,226
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$199,062	$199,103

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:
	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
Gain on sale of investment securities	1,354	-
SBIC income and management fees	176	238
Increase in cash surrender value of life insurance	266	340
Loss and net cash settlement on economic hedges	(31)	(22)
Other	224	279

	$1,989	$835

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
FDIC deposit insurance	$547	$176
Postage, printing and office supplies	203	239
Telephone and communication	218	229
Advertising and promotion	131	287
Data processing and other outsourced services	226	186
Professional services	657	608
Buyer incentive plan	173	100
Gain on sales of foreclosed assets	(100)	(6)
Oreo Expense	360	214
Oreo Writedown	484	-
Other	1,559	1,486

	$4,458	$3,519

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

Note 9 – Common Stock Repurchase Programs

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the first quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

Note 10 – Derivatives (continued)

The Company currently has eleven derivative instrument contracts consisting of two interest rate caps, seven interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying certificates of deposit with an original notional of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	March 31, 2010		December 31, 2009
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$954	$65,000	$939	$65,000

Currency Exchange Contracts	(871)	10,000	(847)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(470)	10,000	(402)	10,000

Interest rate cap contracts	315	22,500	489	22,500

	$(72)	$107,500	$179	$107,500

See Note 12 for additional information on fair values of net derivatives.

Note 10 – Derivatives (continued)

The following table further breaks down the derivative positions of the Company:

	For the Year Ended March 31, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as
hedging instruments
Interest rate options	Other Assets	$315
Interest rate contracts	Other Assets	954	Other Liabilities	$470

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	871

Total derivatives		$1,269		$1,341

Net Derivative Asset (Liability)				$(72)

	For the Year Ended December 31, 2009
	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as
hedging instruments
Interest rate options	Other Assets	$489
Interest rate contracts	Other Assets	939	Other Liabilities	$402

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	847

Total derivatives		$1,428		$1,249

Net Derivative Asset (Liability)				$179

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended March 31, 2010
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(319)	Interest Expense	$(75)

For the Three Months Ended March 31, 2009
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(257)	Interest Expense	$-

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the three months ended March 31, 2010 or 2009.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges.

For the Three Months Ended March 31, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other income (expense)	$(31)

Interest Rate Contracts - Fair
value hedging relationships	Interest Income/(Expense)	$579

For the Three Months Ended March 31, 2009
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other income (expense)	$66

Interest Rate Contracts - Fair
value hedging relationships	Interest Income/(Expense)	$46

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps with deposit taking activities on certificates of deposit have maturity dates of February 26, 2024, June 25, 2029, July 9, 2029, July 28, 2024, July 28, 2024 and August 28, 2024.  No new derivative contracts were entered into during the first quarter of 2010.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $4.6 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at March 31, 2010.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 5% to 25%, depending upon the nature of the loans, were subtracted to reflect the illiquid and distressed conditions at March 31, 2010 and December 31, 2009.

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

Note 11 - Disclosures About Fair Values of Financial Instruments (Continued)

Derivative financial instruments

Fair values for interest rate swap and option agreements are based upon the amounts required to settle the contracts.  Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements.  Fair values for fixed rate commitments also consider the difference between current levels of interest rates and the committed rates.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$33,885	$33,885	$30,184	$30,184
Federal funds sold and other interest-bearing deposits	22,352	22,352	31,269	31,269
Investment securities available for sale	325,311	325,311	312,780	312,780
Investment securities held to maturity	10,207	10,419	10,919	11,180

Loans	1,172,447	1,194,130	1,200,637	1,226,248
Market risk/liquidity adjustment	-	(43,420)	-	(34,055)
Net loans	1,172,447	1,150,710	1,200,637	1,192,193

Investment in life insurance	29,031	29,031	28,766	28,766
Accrued interest receivable	6,924	6,924	7,403	7,403

Financial liabilities:
Deposits	1,306,954	1,321,502	1,314,070	1,334,468
Short-term borrowings	76,769	76,937	85,477	85,827
Long-term borrowings	199,062	216,177	199,103	203,987
Accrued interest payable	2,399	2,399	3,318	3,318

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	72	72	(179)	(179)

Note 12 – Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted the new requirement for optional reporting of financial assets and financial liabilities at fair value. The effect of adopting the fair value reporting standards was not material to the financial statements.

The new standard defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement establishes a three level fair value hierarchy that is fully described below.  While this standard does not require any financial instruments to be measured at fair value, the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At March 31, 2010 and December 31, 2009, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$95,273	$-	$95,273	$-
Mortgage-backed securities	153,643	-	153,643	-
Municipals	68,523	-	68,523	-
Trust preferred securities	3,195	-	3,195	-
Common stocks and mutual funds	3,481	550	-	2,931
Other	1,196	-	1,196	-
Net Derivatives	(72)	-	799	(871)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,288	$-	$57,288	$-
Mortgage-backed securities	182,100	-	182,100	-
Municipals	66,259	-	66,259	-
Trust preferred securities	2,876	-	2,876	-
Common stocks and mutual funds	3,264	472	-	2,792
Other	993	-	993	-
Net Derivatives	179	-	1,026	(847)

The table below presents reconciliation for the period of January 1, 2010 to March 31, 2010, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2010	$2,792	$(847)
Total realized and unrealized gains or losses:
Included in earnings	-	(24)
Included in other comprehensive income	139	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$2,931	$(871)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being U.S. government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.  No securities were transferred between level 1 and level 2 during the first quarter of 2010.

Note 12 – Fair Values of Assets and Liabilities (continued)

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At March 31, 2010, loans with a book value of $50.6 million were evaluated for impairment.  Of this total, $42.9 million required a specific allowance totaling $17.6 million for a net fair value of $25.4 million.  The methods used to determine the fair value of these loans were considered level three.

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell on the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management or outside appraisers and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  These valuations generally are based on market comparable sales data for similar type of properties.  The range of discounts in these valuations is specific to the nature, type, location, condition and market demand for each property.  The methods used to determine the fair value of these foreclosed assets were considered level three.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$25,365	$-	$-	$25,365

Foreclosed assets	20,285	-	-	20,285

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$19,322	$-	$-	$19,322

Foreclosed assets	19,634	-	-	19,634

Note 13 – Subsequent Events

Management is not aware of any reportable events subsequent to March 31, 2010.

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

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.  However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

(a)	Exhibits.

Exhibit3.2	Bylaws of Southern Community Financial Corporation

Exhibit31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 10, 2010	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 10, 2010	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)