Form 10-Q
period 2010-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2010-08-10
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 30, 2010 (the most recent practicable date), the registrant had outstanding 16,812,625 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2010 and December 31, 2009	18

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2010 and 2009	19

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months and Six Months Ended June 30, 2010 and 2009	20

	Consolidated Statement of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2010	21

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2010 and 2009	22

	Notes to Consolidated Financial Statements	23

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4 -	Controls and Procedures	40

Part II.	Other Information

Item 1A -	Risk Factors	41

Item 6 -	Exhibits	41

Signatures		42

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

	At or for the Quarter Ended						% Change June 30, 2010 from
	June 30,		March 31,		June 30,		March 31,		June 30,
	2010		2010		2009		2010		2009
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$20,439		$20,986		$22,451		(3	) %	(9	) %
Interest expense	7,007		7,739		9,872		(9)		(29)
Net interest income	13,432		13,247		12,579		1		7
Provision for loan losses	5,500		10,000		6,000		(45)		(8)
Net interest income (loss) after provision for loan losses	7,932		3,247		6,579		144		21
Non-interest income	4,392		3,953		2,610		11		68
Non-interest expense	12,333		11,843		13,721		4		(10)
Income (loss) before income taxes	(9)		(4,643)		(4,532)		NM		NM
Benefit from income taxes	(270)		(32)		(1,845)		NM		NM
Net income (loss)	$261		$(4,611)		$(2,687)		NM		NM
Effective dividend on preferred stock	632		633		633
Net income (loss) available to common shareholders	$(371)		$(5,244)		$(3,320)

Net Income (Loss) Per Common Share:
Basic	$(0.02)		$(0.31)		$(0.20)
Diluted	(0.02)		(0.31)		(0.20)

Selected Performance Ratios:
Return on average assets	0.06%		-1.10%		-0.61%
Return on average equity	0.90%		-15.34%		-7.87%
Net interest margin (1)	3.46%		3.41%		3.05%
Efficiency ratio (2)	69.19%		68.85%		90.34%

Asset Quality Ratios:
Nonperforming loans to period-end loans	4.63%		4.19%		1.43%
Nonperforming assets to total assets (3)	4.47%		4.15%		2.07%
Net loan charge-offs to average loans outstanding (annualized)	3.95%		1.20%		1.85%
Allowance for loan losses to period-end loans	2.47%		2.98%		1.55%
Allowance for loan losses to nonperforming loans	0.53	X	0.71	X	1.09	X

Capital Ratios:
Total risk-based capital	12.85%		12.80%		13.71%
Tier 1 risk-based capital	10.96%		10.92%		12.36%
Leverage ratio	8.95%		8.86%		9.89%
Equity to assets ratio	7.05%		6.85%		7.74%

Balance Sheet Data (End of Period):
Total assets	1,660,115		1,707,180		1,726,709		(3)		(4)
Loans	1,198,565		1,208,454		1,251,200		(1)		(4)
Deposits	1,292,847		1,306,954		1,243,762		(1)		4
Short-term borrowings	59,533		76,769		121,150		(22)		(51)
Long-term borrowings	182,770		199,062		219,185		(8)		(17)
Stockholders’ equity	116,984		116,882		133,699		-		(13)

Other Data:
Weighted average shares
Basic	16,814,378		16,806,292		16,791,340
Diluted	16,814,378		16,806,292		16,791,340
Period end outstanding shares	16,812,625		16,818,125		16,793,175
Number of banking offices	22		22		22
Number of full-time equivalent employees	303		321		339

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

Summary of Second Quarter

Total assets decreased $47.1 million, or 2.8%, during the second quarter as loans declined for the seventh consecutive quarter.  Loans outstanding decreased $9.9 million, or 0.8%, due to continued weak economic conditions and resulting slowdown in loan demand.  The allowance for loan losses decreased $6.4 million, or 17.8%, primarily attributable to charging off loans for which specific reserves were previously allocated and a reduction in the provision for loan losses during the quarter.  Foreclosed assets remained stable, decreasing only $1.5 million.  Investment securities decreased $27.9 million, or 8.3%, and federal funds sold decreased $21.0 million, or 93.9%, reflecting the effect of our balance sheet shrinkage on loans, deposits and borrowings.  Total deposits were $1.29 billion at June 30, 2010, a decrease of $14.1 million, or 1.1%, from March 31, 2010.  The decrease in deposits was from time deposits which decreased $27.8 million, or 4.9%, while demand deposits and interest bearing transaction deposits increased $10.3 million, or 9.1%, and $3.4 million, or 0.6%, respectively.  The decrease in time deposits was primarily attributed to declines in brokered deposits of $30.6 million, or 17.7%.  Borrowings decreased $33.5 million, or 12.2%, from the prior quarter end continuing a trend of allowing borrowings to mature without renewal or replacement as loan demand has declined and deposit growth has been adequate to fund new loan requests.

Net interest income increased $185 thousand, or 1.4%, for the second quarter compared to the first quarter 2010.  The interest rate environment remained relatively stable in the second quarter as the Federal Reserve maintained the federal funds target rate consistent with the first quarter and changes in LIBOR rates were relatively minor.  Total interest income decreased by $547 thousand, or 2.6%, while the cost of funds decreased $732 thousand, or 9.5%, compared to the previous quarter.  The following factors minimized the reduction in interest income: 1) effective discipline in pricing of loans including the continued incorporation of interest rate floors on floating rate loans upon renewal; 2) loan balances decreasing at a slower pace during the quarter; and 3) fewer loans being initially placed in a nonaccrual status partially offset by increased nonaccrual balances.  Interest expense declined primarily due to reduced levels of higher cost time deposits and borrowings and as deposits continued to reprice at lower rates during the quarter.  The net interest margin improved 5 basis points to 3.46% compared to 3.41% for the linked quarter and increased 41 basis points when compared to 3.05% for the second quarter of 2009.

The Company’s provision for loan losses of $5.5 million decreased from $10.0 million for the first quarter 2010 and from $6.0 million for the second quarter of 2009.  The reduced level of provision resulted from identifying fewer new loans requiring a specific reserve allocation during the quarter; however, we continued our proactive efforts to resolve troubled loans.  This approach has led to early identification of potential problem loans and their timely resolution, including the recognition of their loss exposure.  Annualized net charge-offs increased to 3.95% of average loans in second quarter 2010 from 1.20% of average loans for first quarter 2010 and increased from 1.85% of average loans for the second quarter 2009.  The increase in charge-offs during the quarter was significantly effected by a $4.2 million charge-off on one loan relationship.  Nonperforming loans increased to $55.5 million, or 4.63% of loans, at June 30, 2010 from $50.6 million, or 4.19% of loans, at March 31, 2010.  The $4.9 million increase in nonperforming loans, net of $12.8 million in charge-offs, reflects an increase in the volume of new nonaccrual loans.  Nonperforming assets rose to $74.3 million, or 4.47% of total assets, at June 30, 2010 from $70.9 million, or 4.15% of total assets, at March 31, 2010 primarily due to the increase in nonaccrual loans during the quarter.  The activity for this quarter in net charge-offs, nonperforming loans and nonperforming assets continues to be predominately related to construction and development lending although commercial real estate was more of a factor than in previous quarters.  The allowance for loan losses of $29.6 million at June 30, 2010 represented 2.47% of total loans and 53% coverage of nonperforming loans at current quarter-end compared with 2.98% of total loans and 71% coverage of nonperforming loans at March 31, 2010.  We believe the allowance is adequate for losses inherent in the loan portfolio at June 30, 2010.

Non-interest income was $4.4 million during the second quarter of 2010, compared to $4.0 million for the prior quarter and $2.6 million for the second quarter of 2009.  The increase in non-interest income was primarily due to a $274 thousand increase in wealth management income and a $147 thousand increase in SBIC earnings compared to the prior quarter.  These gains were offset by a sequential decrease in gains on sales of investment securities of $336 thousand.  The improvement in non-interest income during the second quarter was also affected by the absence of any “other-than-temporary” impairment loss compared to a $186 thousand “other-than-temporary” impairment loss in the first quarter resulting from the write-down of one equity investment security.  The year-over-year increase in non-interest income was primarily due to a nonrecurring $1.0 million write-off of collateral held by Lehman as swap counterparty during second quarter 2009.  Also there were increases in gains on the sale of investment securities, SBIC income, income from investment brokerage and service charge income compared to the second quarter 2009.

Non-interest expense of $12.3 million in the second quarter of 2010 increased $490 thousand, or 4.1%, from the prior quarter and decreased by $1.4 million, or 10.1%, compared with the year ago period.  The sequential increase was primarily attributable to a $335 thousand increase in write-downs on carrying values and costs of acquiring and maintaining foreclosed real estate and an additional $198 thousand in legal fees.  These increases were offset by a reduction of $148 thousand in salaries and employees benefits.  Significant year-over-year decreases were recognized in FDIC deposit insurance premiums, the Company’s buyer incentive program and loss on early extinguishment of debt.

Financial Condition at June 30, 2010 and December 31, 2009

During the six month period ending June 30, 2010, total assets declined $68.5 million, or 4.0%, to $1.66 billion.  A key driver of the change in liabilities was our emphasis on improving the funding mix during a time of asset shrinkage due to slow loan demand.  Overall decreases of $21.2 million in total deposits and $42.3 million in borrowings accommodated our balance sheet shrinkage.  In addition, we focused on actively managing the investment portfolio and maintaining an adequate allowance for loan losses as well as a sufficient level of liquidity and regulatory capital ratios in excess of well capitalized level.   The shift in the funding mix contributed to an improvement in the net interest margin during the first six months of 2010.  We continued to shift our deposit mix toward demand deposits, lower cost money market, savings and transaction accounts and away from certificates of deposit.  Our continuing efforts to strengthen customer relationships by acquiring core deposit accounts resulted in growth in demand deposits of $5.2 million, or 4%, and growth in money market, savings and NOW accounts of $44.8 million, or 8%, for the first six months in 2010.  Time deposits decreased $71.3 million largely due to a decline in brokered deposits of $71.9 million.  The investment portfolio decreased $16.1 million, or 5.0%, during the six month period as securities that were called, matured or sold were not replaced and available funds were used to repay borrowings.  The allowance for loan losses was virtually unchanged compared to year end 2009, while increasing $10.2 million, or 52.7%, compared to June 30, 2009.  For the second quarter 2010, the allowance decreased by $6.4 million as net charge-offs of $11.9 million exceeded the provision of $5.5 million.  This second quarter activity reversed the first quarter 2010 net increase of $6.4 million to the allowance as the $10.0 million provision exceeded $3.6 million in net charge-offs.  This first quarter increase in the allowance primarily represented specific allowances on impaired loans which were charged off in the second quarter.

Total loans decreased $31.7 million, or 2.6%, during the six month period with decreases in the following major categories:  $22.1 million, or 12.1%, for commercial and industrial loans, $15.9 million, or 4.0%, for residential mortgage loans and $4.4 million, or 2.5%, for construction loans.  Commercial mortgage loans increased $11.8 million, or 2.6%, during the period.  The decrease in loans outstanding during the period can be attributed to a continued slowdown in loan demand during these difficult economic times.  Loans held for sale increased by $3.6 million, or 117.6%, from the prior year end.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines.  At June 30, 2010, our stockholders’ equity totaled $117.0 million, a decrease of $5.0 million compared to December 31, 2009.  The decrease is the result of the net loss for the period, $1.2 million in dividends on the preferred stock issued to the United States Treasury through the Capital Purchase Program, and a decrease of $346 thousand in other comprehensive income items.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Net Loss. Net income before preferred dividends of $261 thousand and our net loss after preferred dividends of $371 thousand for the three months ended June 30, 2010 improved $2.9 million from the same three month period in 2009.  Net loss available to common shareholders was $0.02 per share for both basic and diluted for the three months ended June 30, 2010 compared with a $0.20 loss per share for both basic and diluted for the same period in 2009.  Net interest income for the second quarter of 2010 of $13.4 million increased $853 thousand, or 6.8%, year-over-year, due to an improvement in the net interest margin despite a decrease in interest earning assets.  The net interest margin of 3.46% improved 41 basis points from the year ago period.  Repricing of interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  Non-interest income was $4.4 million during the second quarter of 2010, which represents an increase of 68.3% from non-interest income of $2.6 million reported in the comparable period in 2009.  Non-interest expense decreased $1.4 million, or 10.1%, compared with the same quarter a year ago.  The largest decreases in non-interest expense resulted from a reduced FDIC deposit insurance premium of $783 thousand including the accrual of a 5% special assessment totaling $800 thousand in the second quarter of 2009 and the absence of a $472 thousand FHLB penalty from the prepayment of a borrowing.

Net Interest Income. During the three months ended June 30, 2010, our net interest income was $13.4 million, an increase of $853 thousand, or 6.8%, over the second quarter 2009.  Interest expense decreased $2.9 million from the repricing of deposits and the reduction in the cost of borrowings.  This reduction in our cost of funds exceeded the $2.0 million decrease in interest income from declining outstanding balances and declining yields on interest earning assets.  The increase in net interest income was achieved in spite of the cost of carrying nonperforming assets with an average balance of $72.0 million which had a negative impact on our net interest margin for the second quarter 2010 of approximately eight basis points.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the second quarter of 2010, the Federal Reserve maintained the Federal Funds rate at the all time low of between zero and 25 basis points since December 2008.  The average prime rate for the second quarter of 2010 and 2009 remained at 3.25% remaining unchanged since December 2008.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice throughout 2009 and 2010 and most of our floating rate loan portfolio now has interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  The average yield on interest-earning assets in the second quarter of 2010 decreased 18 basis points year-over-year to 5.27% due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Our cost of average interest bearing liabilities for the second quarter of 2010 decreased 66 basis points year-over-year to 1.95%.  For the second quarter 2010, our net interest margin of 3.46% increased 41 basis points from 3.05% for the second quarter of 2009.  While the interest rate environment has been constant throughout 2010 in the prime rate and federal funds sold, market interest rates such as LIBOR drifted lower in second quarter 2009 and moved slightly higher during the second quarter of 2010.  The Company’s net interest margin has strengthened through the improvement in our cost of funds via continued downward repricing of deposits and borrowings at current market rates.  During the past four quarters, we have seen more rational deposit pricing in our local markets in contrast with the first half of 2009 when some larger banks sought needed liquidity with above market, long term retail certificate offerings.

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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,209,033	$17,292	5.74%	$1,281,309	$18,673	5.85%
Investment securities available for sale	326,522	3,054	3.75%	345,258	3,540	4.11%
Investment securities held to maturity	7,504	89	4.76%	19,896	237	4.77%
Federal funds sold	13,081	4	0.12%	5,960	1	0.08%

Total interest earning assets	1,556,140	20,439	5.27%	1,652,423	22,451	5.45%
Other assets	131,044			114,130
Total assets	$1,687,184			$1,766,553

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$618,318	$1,404	0.91%	$468,664	$1,515	1.24%
Time deposits greater than $100K	198,020	485	0.98%	212,100	1,550	2.93%
Other time deposits	360,532	2,639	2.94%	506,633	3,957	3.13%
Short-term borrowings	74,786	299	1.60%	108,849	316	1.41%
Long-term borrowings	190,999	2,180	4.58%	218,960	2,534	4.67%

Total interest bearing liabilities	1,442,655	7,007	1.95%	1,515,206	9,872	2.61%

Demand deposits	118,206			103,050
Other liabilities	9,652			11,278
Stockholders' equity	116,671			137,019

Total liabilities and stockholders' equity	$1,687,184			$1,766,553

Net interest income and net interest spread		$13,432	3.32%		$12,579	2.84%
Net interest margin			3.46%			3.05%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.87%			109.06%

Provision for Loan Losses. The Company recorded a $5.5 million provision for loan losses for the quarter ended June 30, 2010, representing a decrease of $500 thousand from the $6.0 million provision for the second quarter of 2009.  The reduced level of provision on a linked quarter basis resulted from identifying fewer new loans requiring a specific reserve allocation during the quarter.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 3.95% for the quarter ended June 30, 2010, compared with 1.85% for the quarter ended June 30, 2009.

Non-Interest Income.  For the three months ended June 30, 2010, non-interest income increased $1.8 million, or 68.3%, to $4.4 million from $2.6 million for the same period in 2009 primarily resulting from increased gains on the sales of investment securities of $518 thousand, increased gains in derivative activity of $874 thousand and increased Small Business Investment Company (SBIC) income of $366 thousand.  Management continued to actively manage the investment portfolio and sell investment securities that met certain criteria as we did in the first quarter of 2010.  Derivative activity during the second quarter of 2009 included a $1.0 million write-off of collateral held by Lehman as swap counterparty.  The Company recognized $323 thousand income from its SBIC investment during the second quarter 2010 compared to a loss of $43 thousand in the same period of the prior year.  The SBIC income generated during the second quarter of 2010 included the harvest of two individual investments.  Investment brokerage income increased $297 thousand compared to the second quarter of 2009 based on higher transaction volume.  Service charges increased $176 thousand compared to the 2009 quarter as debit card income increased $194 thousand, other service charges increased $30 thousand and NSF charges decreased $48 thousand from decreased overdraft volume.  Mortgage banking income decreased $401 thousand, or 52.8%, from decreased customer transaction volume including refinance activity.

Non-Interest Expense. For the three months ended June 30, 2010, non-interest expenses decreased $1.4 million, or 10.1%, over the same period in 2009 primarily due to reduced personnel costs, decreased FDIC deposit insurance premiums and the early extinguishment of debt charge that was recognized during the second quarter of 2009.  The Company’s FDIC deposit insurance premium decreased $783 thousand as the Company accrued a 5% special assessment of $800 thousand during the second quarter of 2009 that did not recur in 2010.  The FDIC also increased the ongoing deposit insurance premium rates to maintain adequate balances in the Deposit Insurance Fund to protect depositors during this time of an unusually high number of bank failures.  Another non-recurring expense from the second quarter of 2009 was the $472 thousand loss on the early extinguishment of debt related to the prepayment of a borrowing with the Federal Home Loan Bank.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $583 thousand in salary and employee benefit expense from a company-wide salary freeze and a reduction in the employer 401(k) matching contribution.  Foreclosed asset write-downs were $591 thousand during the second quarter of 2010 with the continued devaluation of properties held; this compared to $347 thousand in the second quarter of 2009.  The increased cost of acquiring, holding and maintaining foreclosed properties was $588 thousand for the current quarter compared to $127 thousand year-over-year.  The Company started a new program during 2008 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program totaled $230 thousand to incent home buyers to purchase 23 homes during the second quarter of 2010 compared to $470 thousand in the second quarter of 2009.  While this program has been successful in encouraging sales of 168 slow moving houses since inception, it was discontinued during the second quarter of 2010 at its predetermined expiration date.  These increased expenses related to foreclosed assets were offset by gains on sales of foreclosed property which increased $158 thousand year over year.  Legal fees incurred primarily to assist in the resolution of problem credits increased $198 thousand compared to the prior year.  Occupancy and equipment expense decreased $95 thousand compared to the second quarter of 2009 due to decreases in equipment and furniture and fixture leases and other equipment expenses.

Provision for Income Taxes. The Company recorded an income tax benefit of $270 thousand for the quarter ending June 30, 2010 compared to income tax benefit of $1.8 million for second quarter 2009.  The income tax benefit for second quarter 2010 is reflective of the impact of tax exempt interest income and income from bank owned life insurance.  A $2.0 million valuation allowance related to the deferred tax asset for the allowance for loan losses was recognized in the first quarter of 2010 and in the fourth quarter of 2009 resulting in a total valuation allowance of $4.0 million at June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Net Income (Loss).  Our net loss before preferred dividends for the six months ended June 30, 2010 was $4.4 million, compared to $52.0 million net loss for the six months ended June 30, 2009.  The net loss for 2009 included a non-cash goodwill impairment charge of $49.5 million.  Net interest income increased $1.6 million, or 6.6%, compared to the 2009 six month period on net interest margin improvement of 41 basis points due to effective pricing of loans, including interest rate floors, and the downward repricing of deposits and borrowings.  The provision for loan loss continued to be the most significant factor in the financial statements increasing $5.5 million, or 55.0%, compared to the prior year period.  Non-interest income increased $3.2 million, or 60.8%, compared to the prior six month period with significant differences between the two periods discussed below.  Non-interest expense decreased $622 thousand, or 2.5%, year-over-year, excluding the goodwill impairment charge of $49.5 million recognized during the first quarter of 2009.  The largest increase in non-interest expense for the six month period was for the $1.3 million of foreclosed asset related expenses, including write-downs, while the largest decrease was FDIC deposit insurance premiums of $479 thousand, most of which comprised a special assessment in second quarter 2009.  Salaries and benefits costs decreased significantly while occupancy and equipment costs decreased slightly and were in the normal course of operations.

Net Interest Income.  During the six months ended June 30, 2010, our net interest income totaled $26.7 million, a year-over-year increase of $1.7 million, or 6.6%.  Net interest income benefited from establishing interest rate floors on floating rate loans and the downward repricing of deposits and borrowings as well as an improved funding mix as previously mentioned.  The Federal Funds rate and the prime rate have remained stable during 2009 and the first two quarters of 2010.  Our average yield on interest-earning assets decreased 13 basis points to 5.34% for the first half of 2010 compared to the same period in 2009.  Declining rates have also impacted our funding costs for the first six months of 2010, as funding costs decreased 61 basis points to 2.05% from 2.66% for the comparable period a year ago.  Average interest bearing liabilities decreased $74.4 million, or 4.9%, to $1.45 billion from $1.53 billion for the six month period ended June 2009.  Demand deposits increased $13.7 million, or 13.4%, year-over-year.  For the six months ended June 30, 2010, our net interest spread was 3.29% compared to 2.80% for the comparable prior year period while our net interest margin was 3.44% compared to 3.03%.

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

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,215,776	$34,960	5.80%	$1,295,913	$37,435	5.83%
Investment securities available for sale	318,381	6,246	3.96%	330,593	7,183	4.38%
Investment securities held to maturity	9,071	211	4.69%	23,858	569	4.81%
Federal funds sold	21,418	8	0.08%	15,420	8	0.10%

Total interest earning assets	1,564,646	41,425	5.34%	1,665,784	45,195	5.47%
Other assets	130,994			134,592
Total assets	$1,695,640			$1,800,376

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$606,302	$3,188	1.06%	$464,023	$3,143	1.37%
Time deposits greater than $100K	187,771	1,107	1.19%	196,843	2,975	3.05%
Other time deposits	385,576	5,396	2.82%	513,264	8,209	3.23%
Short-term borrowings	76,435	687	1.81%	110,188	881	1.35%
Long-term borrowings	195,015	4,368	4.52%	241,206	4,949	4.53%

Total interest bearing liabilities	1,451,099	14,746	2.05%	1,525,524	20,157	2.66%

Demand deposits	116,110			102,402
Other liabilities	9,138			10,324
Stockholders' equity	119,293			162,126

Total liabilities and stockholders' equity	$1,695,640			$1,800,376

Net interest income and net interest spread		$26,679	3.29%		$25,038	2.81%
Net interest margin			3.44%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.82%			109.19%

Provision for Loan Losses. The Company recorded a $15.5 million provision for loan losses for the six months ended June 30, 2010, representing an increase of $5.5 million from the $10.0 million provision for the comparable period of 2009.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 2.58% for the six month period ended June 30, 2010, compared with 1.47% for the period ended June 30, 2009.

Non-Interest Income.  For the six months ended June 30, 2010, the Company reported non-interest income of $8.3 million compared to $5.2 million for the first six months of 2009, an increase of $3.2 million, or 60.8%.  See Note 7 to the Financial Statements for a summary of the components of non-interest income.  Gains on sales of investment securities increased $1.9 million, or 373.5%, year-over-year as management actively managed the investment portfolio during 2010 and sold investment securities that met certain criteria.  In 2009, management executed a balance sheet management strategy to increase net interest margin in future periods through the coordinated sale of $15.0 million of investment securities and the prepayment of $15.0 million in FHLB advances.  Loss on derivative activity decreased $865 thousand due primarily to a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts that was recognized during 2009.  Mortgage banking income decreased $459 thousand, or 39.0%, as new loan origination activity slowed during the 2010 period.  The year-over-year increase of $304 thousand in SBIC income resulted from the harvest of individual investments during the 2010 period.  The year-over-year increase in service charges on deposits of $289 thousand was attributable to a $280 thousand increase in debit card income reflecting the trend of more customer transactions being completed electronically and less checks being written. Investment brokerage income increased $236 thousand during the 2010 period on increased brokerage transaction volumes.  Noninterest income also increased during 2010 from the nonrecurring $404 thousand write-off of the Company’s investment in an equity security during 2009.

Non-Interest Expense. Excluding the $49.5 million goodwill impairment charge in 2009, our non-interest expense decreased $613 thousand, or 2.5%, over the six month period in 2009.  The Company’s FDIC deposit insurance premiums decreased $479 thousand year-over-year as a 5% special assessment of $800 thousand was accrued during the second quarter 2009.  Write downs and other expenses related to foreclosed property were $2.0 million for 2010 compared to $688 thousand in the 2009 period, an increase of $1.3 million.  Gains on the sale of foreclosed assets had a positive impact on earnings totaling $321 thousand for 2010 compared to $69 thousand for 2009 as the volume of additions to foreclosed assets and their sales volume increased year-over-year.  The Company started a new program during 2008 to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more.  The cost for this program totaled $403 thousand for the first six months of 2010 compared to $570 thousand for 2009.  The program has now completed its original goal and will not be offered after the second quarter of 2010.  Legal fees increased $81 thousand for the six months ended June 30, 2010 compared to last year due to the increased level of problem assets for resolution in 2010.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $637 thousand in salary and employee benefit expense from a company-wide salary freeze and a reduction in the employer 401(k) matching contribution.  Occupancy and equipment expense decreased $213 thousand compared to the second quarter of 2009 due to decreases in equipment, furniture and fixture leases and other equipment expenses.  Expenditures for advertising also decreased $206 thousand compared to 2009.  A charge of $472 thousand was incurred during 2009 for the early extinguishment of debt which is discussed above in non-interest income.

Provision for Income Taxes.  The Company recorded an income tax benefit of $302 thousand for the six months ended June 30, 2010 due to our operating loss.  The income tax benefit for the 2010 period is reflective of the impact of tax exempt interest income, income from bank owned life insurance and a $2.0 million valuation allowance related to the realizability of net deferred tax assets.  The non-deductible goodwill impairment charge was the most significant factor for the unusually low rate for 2009.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $307.6 million at June 30, 2010, a decrease of $16.1 million from $323.7 million at December 31, 2009.  Mortgage-backed securities decreased $48.8 million and municipal securities decreased $3.4 million during this six month period, while government agencies increased $35.1 million.  Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $42.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $413.8 million, as of June 30, 2010, with lendable collateral value of $332.6 million and current outstanding borrowings of $93.1 million.  At June 30, 2010, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to eight years under repurchase lines of credit from various institutions.  The repurchases must be and are adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $7.2 million and $14.9 million at June 30, 2010 and December 31, 2009, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by U.S. government agency obligations.  At June 30, 2010, our outstanding commitments to extend credit consisted of loan commitments of $173.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $97.0 million, $13.4 million and $10.6 million, respectively.  Given the amount of our unpledged collateral, we believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase lower cost transaction accounts and other core deposit accounts to improve our funding mix.  Brokered deposits have decreased $32.6 million from June 30, 2009 to June 30, 2010 or from 18% to 13% of total deposits.  Year-over-year money market, savings and NOW accounts increased $164.1 million, or 35.7%, and demand deposits increased $20.4 million, or 19.7%, while time deposits decreased $135.5 million, or 19.9%.  Certificates of deposits represented 42.2% of our total deposits at June 30, 2010, a decrease from 54.7% at June 30, 2009.  Savings grew $36.2 million during the six month period from the introduction of our new Ready Saver account which is available only on the internet.

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

At June 30, 2010, our leverage ratio (Tier I capital to average quarterly assets) was 8.95%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at June 30, 2010 were 10.96% and 12.85%, respectively.

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the second quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  At June 30, 2010 and December 31, 2009, our nonaccrual loans included $7.2 million and $10.0 million, respectively, of loans past due less than 90 days.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming loans increased to $55.5 million, or 4.63% of total loans, at June 30, 2010 compared to $37.7 million, or 3.07% of loans, at December 31, 2009.  Approximately 53% of these nonperforming loans at June 30, 2010 were related to construction and development lending.  Of the $4.9 million increase in nonperforming loans on a linked quarter basis, $3.0 million, or 61% of the increase, was related to construction and development lending.  In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  Due to the above mentioned factors, we consider certain segments of our residential construction and development loan portfolio to represent higher risk loans.  These higher risk loans are speculative construction loans and land acquisition and development loans, including lot inventory loans.

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) an increase in nonperforming loans despite significant charge-offs; 2) the continued increase in classified loans (although at a more moderate pace than the past two quarters); and 3) a decrease in loan delinquencies, particularly in 30-89 days; and 4) the continued reduction in the higher risk loan segments ($41.0 million, or 24.2%, year-over-year).

The following table illustrates the quarterly trends in the outstanding balances of these higher risk loan segments.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Amounts in millions)
Residential construction:
Speculative Residential Construction	$48.6	$53.0	$53.3	$64.5	$75.1
Land Acquisition and Development	54.8	56.2	58.3	62.3	62.3
Lot Inventory	25.3	28.0	29.5	32.0	32.3
Total	$128.7	$137.2	$141.1	$158.8	$169.7

There has been a continued reduction in these higher risk loan segments of $8.5 million, or 6%, sequentially and a year-over-year decline of $41.0 million, or 24.2%.  These reductions have been more pronounced in the speculative residential construction segment which represents the majority of the year-over-year decline ($26.5 million of the $41.0 million).

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan segments, including the aging of the underlying loans in these segments.  As of June 30, 2010, speculative construction loans on our books more than twelve months amounted to $26.5 million, or 54.5%, of the total speculative residential construction loan portfolio, a decrease from $34.1 million, or 64%, of total speculative residential construction loans as of December 31, 2009.  Land acquisition and development loans on our books for more than twenty-four months at June 30, 2010 amounted to $46.6 million, or 85.0%, of that portfolio segment, a decrease from $48.8 million, or 84%, of that portfolio segment as of December 31, 2009.

We also monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies; 30 - 89 days past due	$8.8	0.74%	$22.3	1.84%	$7.2	0.58%	$9.1	0.73%	$9.5	0.76%
Total past due	$35.7	2.98%	$37.3	3.09%	$29.7	2.42%	$25.8	2.07%	$24.0	1.92%

Loans classified substandard or doubtful	$144.0	12.02%	$137.3	11.36%	$83.6	6.80%	$60.8	4.87%	$56.7	4.53%

Nonperforming Loans	$55.5	4.60%	$50.6	4.19%	$37.7	3.07%	$22.7	1.82%	$17.9	1.43%

The improvement in loan delinquencies shown above was attributable to a continued strong involvement of commercial loan officers and their management in the monthly collection efforts and a more “normal” quarter-end compared to March 31, 2010 when there were a number of pending renewals and modifications/restructurings in process of negotiations.

The $6.7 million, or 5%, increase in classified loans from March 31, 2010 to June 30, 2010, was due to the downgrading of credit risk grades resulting from our regular quarterly review of watch and criticized loans.  These classified loans continue to be primarily in the construction and land development portfolios.

The following is a summary of nonperforming assets at the periods presented:

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009
	(Amounts in thousands)

Nonaccrual loans	$36,073	$45,249	$35,535	$17,851
Restructured loans - nonaccruing	15,200	4,341	2,197	-
Subtotal - nonaccrual loans	51,273	49,590	37,732	17,851

Restructured loans - accruing	4,204	1,018	-	-
Total nonperforming loans	55,477	50,608	37,732	17,851

Foreclosed assets	18,781	20,285	19,634	17,880

Total nonperforming assets	$74,258	$70,893	$57,366	$35,731

Nonperforming loans increased $4.9 million, or 9.6%, on a linked quarter basis while the largest component, nonaccrual loans only increased $1.7 million, or 3.3%, sequentially.  These increases are net of loan charge-offs of $12.8 million during the second quarter.  This quarter there has been a shift to break out restructured loans that are nonaccrual into a separate line item within nonaccrual loans.  While there has been a greater volume of loans that have been restructured, we have initiated a process to better differentiate restructured loans that are on nonaccrual and the remainder of nonaccrual loans.

The following table sets forth a breakdown of nonperforming loans and foreclosed assets as of June 30, 2010, by nature of the property.

	June 30,	March 31,	December 31,
Nonperforming loans	2010	2010	2009
	(Amounts in thousands)
Residential Construction:
Speculative construction	$11,329	$9,049	$4,210
Land acquisition and development	18,136	17,462	11,997
Total residential construction	29,465	26,511	16,207
Commercial real estate	17,473	18,671	16,344
Commercial and industrial	6,215	4,177	3,432
Consumer	2,324	1,249	1,749
Total nonperforming loans	$55,477	$50,608	$37,732

	June 30,	March 31,	December 31,
Foreclosed assets	2010	2010	2009
	(Amounts in thousands)
Residential construction, land development and other land	$10,918	$12,679	$11,101
Commercial construction	2,078	2,142	2,206
1 - 4 family residential properties	3,657	3,330	4,272
Nonfarm nonresidential properties	1,743	1,749	1,670
Multi family properties	160	160	160
Equipment	225	225	225
Total foreclosed assets	$18,781	$20,285	$19,634

The largest nonaccrual balance of any borrower at June 30, 2010 was $6.7 million, with the average balance for the one hundred ninety-seven nonaccrual loans being $260 thousand.  At December 31, 2009, the largest nonaccrual balance of any one borrower was $7.0 million, with the average balance for the one hundred twenty-eight nonaccrual loans being $295 thousand.

In addition to nonperforming loans, there were loans totaling $88.5 million at June 30, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  While we have seen some increased credit deterioration in the commercial real estate portfolio, the largest increase in potential problem loans remain related to residential construction and development lending.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing, to some extent given current real estate market trends, the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At June 30, 2010, foreclosed assets totaled $18.8 million, or 1.13% of total assets, and consisted of sixty-nine properties compared to $19.6 million, or 1.14% of total assets, and seventy-one properties at December 31, 2009.  The largest dollar value of a foreclosed property was $2.3 million at June 30, 2010 and $2.9 million at December 31, 2009.  We recorded write-downs in the value of foreclosed assets of $591 thousand during the second quarter of 2010, $484 thousand during the first quarter of 2010 and $1.6 million during the fourth quarter of 2009.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although at the end of the last five quarters loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans and increasing levels of net charge-offs.  The provision for loan losses decreased to $5.5 million for the second quarter of 2010 as compared to $6.0 million for the same period last year.  Despite the year-over-year increase in nonperforming loans, the reduced level of provisioning on a linked quarter basis resulted primarily from identifying fewer new loans requiring a specific reserve allocation during the quarter.  The allowance for loan losses at June 30, 2010 was $29.6 million and represented 2.47% of total loans which increased from 2.41% from year end and provided coverage of 53% of nonperforming loans.  This level of allowance has remained virtually unchanged from December 31, 2009, which provided coverage for 53% on nonperforming loans.  At June 30, 2009, the allowance was $19.4 million, which represented 1.55% of total loans and coverage of 109% of nonperforming loans.  As a percentage of loans outstanding, the allowance increased year-over-year as a result of increased nonperforming loans and is based on the model described above.  On a sequential basis, the allowance decreased by $6.4 million due to $11.9 million in net charge-offs in the second quarter 2010.  The largest charge-off in the second quarter 2010 was $4.2 million for a land development loan for which specific reserves were allocated in the first quarter 2010.  The allowance activity for the first six months of 2010 had no net effect on the allowance level by increasing the allowance in the first quarter for the impairment exposure on specific loans and charging off the impaired portion of those loans in the second quarter.  We believe that the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.  No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2010	2009 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$35,757	$30,184
Federal funds sold	1,358	31,269
Investment securities
Available for sale, at fair value	301,866	312,780
Held to maturity, at amortized cost	5,729	10,919
Federal Home Loan Bank stock	9,794	9,794

Loans held for sale	6,582	3,025

Loans	1,198,565	1,230,275
Allowance for loan losses	(29,609)	(29,638)
Net Loans	1,168,956	1,200,637

Premises and equipment, net	41,535	42,630
Foreclosed assets	18,781	19,634
Other assets	69,757	67,736

Total Assets	$1,660,115	$1,728,608
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$123,573	$118,372
Money market, NOW and savings	623,854	579,027
Time	545,420	616,671
Total Deposits	1,292,847	1,314,070

Short-term borrowings	59,533	85,477
Long-term borrowings	182,770	199,103
Other liabilities	7,981	7,961

Total Liabilities	1,543,131	1,606,611

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at
June 30, 2010 and December 31, 2009	41,257	41,060
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,812,625 shares at June 30, 2010
and 16,787,675 shares at December 31, 2009	119,341	119,282
Retained earnings (accumulated deficit)	(47,045)	(41,430)
Accumulated other comprehensive income	3,431	3,085
Total Stockholders’ Equity	116,984	121,997

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$1,660,115	$1,728,608

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$17,292	$18,673	$34,960	$37,435
Investment securities available for sale	3,054	3,540	6,246	7,182
Investment securities held to maturity	89	237	211	569
Federal funds sold	4	1	8	9

Total Interest Income	20,439	22,451	41,425	45,195
Interest Expense
Money market, NOW and savings deposits	1,404	1,515	3,188	3,143
Time deposits	3,125	5,507	6,503	11,183
Borrowings	2,478	2,850	5,055	5,831

Total Interest Expense	7,007	9,872	14,746	20,157

Net Interest Income	13,432	12,579	26,679	25,038

Provision for Loan Losses	5,500	6,000	15,500	10,000

Net Interest Income After Provision for Loan Losses	7,932	6,579	11,179	15,038

Non-Interest Income
Service charges and fees on deposit accounts	1,719	1,543	3,276	2,987
Income from mortgage banking activities	359	760	717	1,176
Investment brokerage and trust fees	509	212	744	508
Gain on sale of investment securities	1,018	500	2,372	501
Net impairment loss recognized in earnings	-	-	(186)	(404)
Other	787	(405)	1,422	423
Total Non-Interest Income	4,392	2,610	8,345	5,191

Non-Interest Expense
Salaries and employee benefits	5,321	5,897	10,790	11,427
Occupancy and equipment	1,895	1,990	3,811	4,024
Goodwill impairment	-	-	-	49,501
Other	5,117	5,834	9,575	9,347

Total Non-Interest Expense	12,333	13,721	24,176	74,299

Income (Loss) Before Income Taxes	(9)	(4,532)	(4,652)	(54,070)

Income Tax (Benefit) Expense	(270)	(1,845)	(302)	(2,059)

Net Income (Loss)	261	(2,687)	(4,350)	(52,011)

Effective Dividend on Preferred Stock	632	633	1,265	1,260

Net Income (Loss) Available to Common Shareholders	$(371)	$(3,320)	$(5,615)	$(53,271)

Net Income (Loss) Per Common Share
Basic	$(0.02)	$(0.20)	$(0.33)	$(3.17)
Diluted	(0.02)	(0.20)	(0.33)	(3.17)

Weighted Average Common Shares Outstanding
Basic	16,814,378	16,791,340	16,810,357	16,785,730
Diluted	16,814,378	16,791,340	16,810,357	16,785,730

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net income (loss)	$261	$(2,687)	$(4,350)	$(52,011)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	1,815	(1,985)	3,215	(92)
Tax effect	(699)	765	(1,239)	36
Reclassification of gains recognized in net income	(1,018)	(500)	(2,372)	(501)
Tax effect	391	193	914	193
Reclassification of impairment on equity securities	-	-	186	-
Tax effect	-	-	(72)	-
Net of tax amount	489	(1,527)	632	(364)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(289)	377	(608)	601
Tax effect	111	(145)	234	(232)
Reclassification of gains (losses) recognized in net income (loss), net:
Reclassified into income	75	54	150	88
Tax effect	(29)	(21)	(58)	(34)
Amortization of terminated floor contract	-	(63)	-	(229)
Other	-	-	-	-
Acquisition premium on interest rate cap contract, net of amortization	(6)	3	(6)	(402)
Tax effect	2	(1)	2	155
Net of tax amount	(136)	204	(286)	(53)

Total other comprehensive income (loss)	353	(1,323)	346	(417)

Comprehensive income (loss)	$614	$(4,010)	$(4,004)	$(52,428)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings (accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	deficit)	Income (loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2009	42,750	$41,060	16,787,675	$119,282	$(41,430)	$3,085	$121,997
Net income (loss)	-	-	-	-	(4,350)	-	(4,350)
Other comprehensive income, net of tax	-	-	-	-	-	346	346
Restricted stock issued	-	-	24,950	-	-	-	-
Stock-based compensation	-	-	-	59	-	-	59
Preferred stock dividend	-	-	-	-	(1,068)	-	(1,068)
Preferred stock accretion of discount	-	197	-	-	(197)	-	-

Balance at June 30, 2010	42,750	$41,257	16,812,625	$119,341	$(47,045)	$3,431	$116,984

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities
Net loss	$(4,350)	$(52,011)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,137	2,138
Provision for loan losses	15,500	10,000
Net proceeds from sales of loans held for sale	72,615	80,292
Originations of loans held for sale	(75,455)	(86,868)
Gain from mortgage banking	(717)	(1,176)
Stock-based compensation	59	156
Net increase in cash surrender value of life insurance	(534)	(577)
Realized gain on sale of available for sale securities, net	(2,372)	(501)
Realized loss on impairment of investment securities available for sale	186	-
Realized loss in equity investment security	-	404
Realized loss on sale of premises and equipment	-	1
Gain on economic hedges	(69)	(66)
Deferred income taxes	(396)	227
Realized gain on sales of foreclosed assets	(321)	(69)
Writedowns in carrying values of foreclosed real estate	1,075	347
Goodwill impairment	-	49,501
Changes in assets and liabilities:
Increase in other assets	(1,883)	(4,194)
Increase (Decrease) in other liabilities	89	(824)
Total Adjustments	9,914	48,791

Net Cash Provided by (Used in) Operating Activities	5,564	(3,220)

Cash Flows from Investing Activities
Decrease in federal funds sold	29,911	684
Purchase of:
Available-for-sale investment securities	(124,983)	(137,303)
Proceeds from maturities and calls of:
Available-for-sale investment securities	45,290	80,699
Held-to-maturity investment securities	5,203	21,139
Proceeds from sale of:
Available-for-sale investment securities	93,392	25,778
Purchase of Federal Home Loan Bank stock	-	(421)
Proceeds from sales of Federal Home Loan Bank stock	-	384
Net decrease in loans	11,192	38,500
Capitalized cost in foreclosed real estate	(14)	(220)
Purchases of premises and equipment	(516)	(3,630)
Proceeds from sales of foreclosed assets	5,102	3,805

Net Cash Provided by Investing Activities	64,577	29,415

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	50,028	(4,816)
Net increase (decrease) in time deposits	(71,251)	25,583
Net decrease in short-term borrowings	(25,944)	(34,164)
Proceeds from long-term borrowings	-	16,250
Repayment of long-term borrowings	(16,333)	(25,081)
Preferred dividends paid	(1,068)	(1,253)
Cash dividends paid	-	(664)

Net Cash Provided by (Used in) Financing Activities	(64,568)	(24,145)

Net Increase in Cash and Due From Banks	5,573	2,050
Cash and Due From Banks, Beginning of Period	30,184	25,215

Cash and Due From Banks, End of Period	$35,757	$27,265

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$4,989	$15,650

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities.  Operating results for the three-month and six-month periods ended June 30, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

The Company has adopted ASC Topic 860, Accounting for Transfers of Financial Assets.  Topic 860 improves all aspects of transfers of financial assets including the transferor’s continuing involvement, if any, in transferred financial assets.  Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This pronouncement was effective for fiscal years beginning after November 15, 2009.  The adoption of this statement did not have a material impact on the consolidated financial statements.

The Company has adopted ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  The Company has not invested and does not anticipate investing in any Variable Interest Entities. This pronouncement was effective for fiscal years beginning after November 15, 2009.  The adoption of this statement did not have a material impact on the consolidated financial statements.

The Company has adopted Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which requires new disclosures for fair value measurements and clarifies existing disclosure requirements.  Fair value measurements must now be disclosed separately for each class of assets and liabilities based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy and the level of disaggregated information already required for specific assets and liabilities under other applicable pronouncements.  Disclosure is also required of the amounts of significant transfers between level 1 and level 2 in the fair value hierarchy and the reasons for the transfers.  The Company’s policy regarding the timing of recognizing transfers and specific information such as the actual date of the event or change in circumstances causing the transfer must also be disclosed.  The reconciliation of the beginning and ending balances in level 3 fair value measurements now also requires separate disclosure of gains and losses for the period recognized in other comprehensive income and separate disclosure is now required for purchases, sales, issuances and settlements.  Valuation techniques applied and inputs used to determine observable inputs (level 2) and significant unobservable inputs (level 3) must also be disclosed.  The new disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  The requirements to disclose separately purchases, sales issuances and settlements in the level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement in the first quarter 2010 did not have a material impact on the consolidated financial statements, other than adding expanded disclosures.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards.  Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.  Management considers the effect of the proposed statements and SEC Staff Accounting Bulletins on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

The Company has adopted Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset, which affects the acquisition of a pool of loans subject to Subtopic 310-30 (formerly SOP 03-3).  The pronouncement requires that modified loans are accounted for in a pool of loans remain in the pool if they are considered a troubled debt restructuring.  Consideration should continue concerning whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  A loan is removed from the pool only if either the loan is written off or the investor sells, forecloses or otherwise receives assets in satisfaction of the loan.  This pronouncement is effective for the first interim or annual period ending on or after July 15, 2010.  The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

On July 21, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s financial position and results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average number of common shares used in computing basic net income per share	16,814,378	16,791,340	16,810,357	16,785,730

Effect of dilutive stock options	-	-	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,814,378	16,791,340	16,810,357	16,785,730

Net income (loss) Available to Common Shareholders (in thousands)	$(371)	$(2,687)	$(5,615)	$(52,011)
Basic	(0.02)	(0.20)	(0.33)	(3.17)
Diluted	(0.02)	(0.20)	(0.33)	(3.17)

For the three months ended June 30, 2010 and 2009, net loss for determining net loss per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 647,867 and 2,347,893 shares for the three months ended June 30, 2010 and 2009, respectively and 647,867 and 2,347,893 shares for the six months ended June 30, 2010 and 2009, respectively.  Unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and six months ended June 30, 2010 and 2009 due to the Company’s loss position for those periods.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$94,161	$717	$-	94,878
Mortgage-backed securities	129,393	4,499	321	133,571
Municipals	63,470	1,923	57	65,336
Trust preferred securities	4,252	-	1,059	3,193
Common stocks and mutual funds	3,232	492	44	3,680
Other	1,000	208	-	1,208
	$295,508	$7,839	$1,481	$301,866

Securities held to maturity:
Mortgage-backed securities	$933	$57	$-	$990
Municipals	4,796	170	-	4,966
	$5,729	$227	$-	$5,956

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780

Securities held to maturity:
U. S. government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

Sales of securities available for sale for the six months ended June 30, 2010 produced $93.4 million in proceeds and resulted in gross realized gains of $2.4 million and no realized losses.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
Mortgage-backed securities	$42,305	$321	$-	$-	$42,305	$321
Municipals	7,036	50	525	7	7,561	57
Trust preferred securities	-	-	3,193	1,059	3,193	1,059
Common stocks and mutual funds	64	18	474	26	538	44

Total temporarily impaired
securities	$49,405	$389	$4,192	$1,092	$53,597	$1,481

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$27,131	$560	$-	$-	$27,131	$560
Mortgage-backed securities	15,414	256	-	-	15,414	256
Municipals	6,881	102	-	-	6,881	102
Trust preferred securities	1,770	1,230	1,106	146	2,876	1,376
Common stocks and mutual funds	69	198	403	97	472	295
Other	993	7	-	-	993	7

Total temporarily impaired
securities	$52,258	$2,353	$1,509	$243	$53,767	$2,596

Securities held to maturity:
Municipals	$497	$3	$-	$-	$497	$3

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At June 30, 2010, there were seven investment securities with aggregate fair values of $4.3 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.0 million with a $1.0 million unrealized loss due to changes in the level of market interest rates and to the lack of an active market in the security.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009.  The fair value of this security was unchanged from the first quarter of 2010, although the unrealized loss remained significant.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity.  The unrealized losses are reflected in other comprehensive income.  The common stock and mutual funds category had one equity security with a unrealized loss of $26 thousand for more than twelve months at June 30, 2010.  Due to the amount of the loss and the ability of the security to recover its value in the near future, the Company did not consider this investment “other-than-temporarily” impaired.  The Company determined one marketable equity security was “other-than-temporarily” impaired during the first quarter and recognized a $186 thousand write-down on the investment.  The investment had been carried at a basis of $268 thousand and had a fair value of $82 thousand after the write-down.  The fair value of the investment was $64 thousand at June 30, 2010 with an unrealized loss of $18 thousand.  The Company recorded a loss of $404 thousand in the first quarter of 2009 to write-off its equity investment in Silverton Bank, N.A.

3 – Investment Securities (continued)

The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2010 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	June 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$2,012	$2,015	$101	$103
Due after one but through five years	36,889	37,058	1,003	1,080
Due after five but through ten years	35,678	36,269	1,661	1,697
Due after ten years	83,052	84,872	2,031	2,086
Mortgage-backed securities	129,393	133,571	933	990
Trust preferred securities	4,252	3,193	-	-
Common stocks and mutual funds	3,232	3,680	-	-
Other	1,000	1,208	-	-

	$295,508	$301,866	$5,729	$5,956

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.8 million at June 30, 2010 and December 31, 2009.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  Prior to the announcement the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, on June 30, 2010, the FHLB announced that it will repurchase up to $300 million of members’ excess stock on July 15, 2010.  On that date, the Company actually received $352 thousand as its portion of that repurchase of excess stock.  On July 29, 2010, the FHLB announced that it will repurchase an additional $300 million of members’ excess stock on August 17, 2010.  The FHLB has paid a cash dividend to its members for the past four consecutive quarters, beginning the second quarter 2009.  On July 30, 2010 the FHLB paid a cash dividend to its members for the second quarter of 2010 at an annualized rate of 0.44%.  At June 30, 2010 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements.  Management believes that our investment in FHLB stock was not impaired as of June 30, 2010.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

Note 4 – Loans

Following is a summary of loans:

	At June 30, 2010		At December 31, 2009
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$379,694	31.7%	$395,586	32.2%
Commercial mortgage loans	467,033	39.0%	455,268	37.0%
Construction loans	173,810	14.5%	178,239	14.5%
Commercial and industrial loans	161,225	13.5%	183,319	14.9%
Loans to individuals	16,803	1.3%	17,863	1.4%
Subtotal	1,198,565	100.0%	1,230,275	100.0%
Less: Allowance for loan losses	(29,609)		(29,638)
Net loans	$1,168,956		$1,200,637

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Balance at beginning of period	$36,007	$19,314	$29,638	$18,851
Provision for loan losses	5,500	6,000	15,500	10,000
Charge-offs	(12,807)	(5,999)	(16,824)	(9,595)
Recoveries	909	75	1,295	134
Net charge-offs	(11,898)	(5,924)	(15,529)	(9,461)
Balance at end of period	$29,609	$19,390	$29,609	$19,390

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Amounts in thousands)
Nonaccrual loans	$36,073	$35,535	$17,851
Restructured loans - nonaccruing	15,200	2,197	-
Restructured loans - accruing	4,204	-	-
Total nonperforming loans	55,477	37,732	17,851
Foreclosed assets	18,781	19,634	17,880
Total nonperforming assets	$74,258	$57,366	$35,731

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.  The allowance consists of several components.  One component is for loans that are individually classified as impaired which may result in a need for specific valuation allowances.  The other components are for collective loan impairment based on the portfolio historical loss experience which generates a general valuation allowance.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Note 4 – Loans (continued)

At June 30, 2010, the Company had loans with a book value of $49.9 million that have been individually evaluated for impairment.  A corresponding valuation allowance of $11.6 million has been provided for these loans determined to be impaired with an outstanding balance of $33.6 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits were deemed necessary.

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

Note 6 – Borrowings

The following is a summary of our borrowings at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$36,250	$31,250
Repurchase agreements	7,181	14,861
Other borrowed funds	16,102	39,366
	$59,533	$85,477

Long-term borrowings
FHLB advances	$56,893	$73,226
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$182,770	$199,103

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
SBIC income and management fees	323	(43)	499	195
Increase in cash surrender value of life insurance	269	237	535	578
Loss and net cash settlement on economic hedges	(38)	(912)	(69)	(934)
Other	233	313	457	584
	$787	$(405)	$1,422	$423

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
FDIC deposit insurance	$554	$1,336	$1,101	$1,579
Postage, printing and office supplies	192	249	395	488
Telephone and communication	216	219	434	448
Advertising and promotion	375	364	563	651
Data processing and other outsourced services	216	178	442	364
Professional services	782	575	1,439	1,183
Buyer incentive plan	230	470	403	570
Loss on early extinguishment of debt	-	472	-	472
Gain on sales of foreclosed assets	(221)	(63)	(321)	(69)
Expenses of managing foreclosed assets	588	127	948	341
Writedowns on foreclosed assets	591	347	1,075	347
Other	1,594	1,560	3,096	2,973
	$5,117	$5,834	$9,575	$9,347

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

Note 9 – Common Stock Repurchase Programs

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the second quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

The Company currently has ten derivative instrument contracts consisting of two interest rate caps, six interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying certificates of deposit with an original notional of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

Note 10 – Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	June 30, 2010		December 31, 2009
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$849	$55,000	$939	$65,000

Currency Exchange Contracts	(750)	10,000	(847)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(500)	10,000	(402)	10,000

Interest rate cap contracts	132	22,500	489	22,500
	$(269)	$97,500	$179	$107,500

See Note 12 for additional information on fair values of net derivatives.

The following table further breaks down the derivative positions of the Company:

	For the Six Months Ended June 30, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$132
Interest rate swap contracts	Other Assets	849	Other Liabilities	$500

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other Assets	-	Other Liabilities	750
Total derivatives		$981		$1,250
Net Derivative Asset (Liability)				$(269)

	For the Year Ended December 31, 2009
	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$489
Interest rate swap contracts	Other Assets	939	Other Liabilities	$402

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other Assets	-	Other Liabilities	847
Total derivatives		$1,428		$1,249
Net Derivative Asset (Liability)				$179

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended June 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(289)	Interest Expense	$(75)

For the Six Months Ended June 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(608)	Interest Expense	$(150)

For the Three Months Ended June 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$485	Interest Expense	$(54)

For the Six Months Ended June 30, 2009

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$777	Interest Expense	$(88)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the three months and six months ended June 30, 2010 or 2009.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges.

For the Three Months Ended June 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other income (expense)	$(37)

Interest Rate Contracts – Fair
value hedging relationships	Interest Income/(Expense)	$659

For the Six Months Ended June 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other income (expense)	$(69)

Interest Rate Contracts - Fair
value hedging relationships	Interest Income/(Expense)	$1,237

For the Three Months Ended June 30, 2009

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other income (expense)	$87

Interest Rate Contracts – Fair
value hedging relationships	Interest Income/(Expense)	$137

For the Six Months Ended June 30, 2009

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other income (expense)	$151

Interest Rate Contracts - Fair
value hedging relationships	Interest Income/(Expense)	$183

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps on certificates of deposit have maturity dates of February 26, 2024, July 28, 2024, July 28, 2024, August 28, 2024 and July 9, 2029.  No new derivative contracts were entered into during the second quarter of 2010.  The Company has been notified that interest rate swaps with original maturity dates of July 28, 2024 and July 9, 2029 will be called during the third quarter one year after issue date.

Note 10 – Derivatives (continued)

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $4.8 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at June 30, 2010.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 5% to 25%, depending upon the nature of the loans, were subtracted to reflect the illiquid and distressed conditions at June 30, 2010 and December 31, 2009.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$35,757	$35,757	$30,184	$30,184
Federal funds sold and other interest-bearing deposits	1,358	1,358	31,269	31,269
Investment securities available for sale	301,866	301,866	312,780	312,780
Investment securities held to maturity	5,729	5,956	10,919	11,180

Loans	1,168,956	1,187,889	1,200,637	1,226,248
Market risk/liquidity adjustment	-	(43,790)	-	(34,055)
Net loans	1,168,956	1,144,099	1,200,637	1,192,193

Investment in life insurance	29,300	29,300	28,766	28,766
Accrued interest receivable	6,989	6,989	7,403	7,403

Financial liabilities:
Deposits	1,292,847	1,307,675	1,314,070	1,334,468
Short-term borrowings	59,533	59,533	85,477	85,827
Long-term borrowings	182,770	189,026	199,103	203,987
Accrued interest payable	2,624	2,624	3,318	3,318

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	269	269	(179)	(179)

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At June 30, 2010 and December 31, 2009, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Securities available for sale:
U. S. government agencies	$94,878	$-	$94,878	$-
Mortgage-backed securities	133,571	-	133,571	-
Municipals	65,336	-	65,336	-
Trust preferred securities	3,193	-	3,193	-
Common stocks and mutual funds	3,680	539	-	3,141
Other	1,208	-	1,208	-
Net Derivatives	(269)	-	481	(750)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Securities available for sale:
U. S. government agencies	$57,288	$-	$57,288	$-
Mortgage-backed securities	182,100	-	182,100	-
Municipals	66,259	-	66,259	-
Trust preferred securities	2,876	-	2,876	-
Common stocks and mutual funds	3,264	472	-	2,792
Other	993	-	993	-
Net Derivatives	179	-	1,026	(847)

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents reconciliation for the period of January 1, 2010 to June 30, 2010, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2010	$2,792	$(847)
Total realized and unrealized gains or losses:
Included in earnings	-	97
Included in other comprehensive income	349	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$3,141	$(750)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being U.S. government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.  No securities were transferred between level 1 and level 2 during the second quarter of 2010.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Impaired loans	$22,009	$-	$-	$22,009
Foreclosed assets	18,781	-	-	18,781

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Impaired loans	$19,322	$-	$-	$19,322
Foreclosed assets	19,634	-	-	19,634

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality” loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At June 30, 2010, loans with a book value of $49.9 million were evaluated for impairment.  Of this total, $33.6 million required a specific allowance totaling $11.6 million for a net fair value of $22.0 million.  The methods used to determine the fair value of these loans were considered level three.

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell on the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management or outside appraisers and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  These valuations generally are based on market comparable sales data for similar type of properties.  The range of discounts in these valuations is specific to the nature, type, location, condition and market demand for each property.  The methods used to determine the fair value of these foreclosed assets were considered level 3.

Note 13 – Subsequent Events

Management is not aware of any reportable events subsequent to August 10, 2010.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 4%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 15%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.  However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

(a)	Exhibits.

Exhibit31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 10, 2010	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 10, 2010	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)