Form 10-Q
period 2010-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2010-11-09
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 29, 2010 (the most recent practicable date), the registrant had outstanding 16,812,625 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition September 30, 2010 and December 31, 2009	18

	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2010 and 2009	19

	Consolidated Statements of Comprehensive Income (Loss) Three Months and Nine Months Ended September 30, 2010 and 2009	20

	Consolidated Statement of Changes in Stockholders’ Equity Nine Months Ended September 30, 2010	21

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009	22

	Notes to Consolidated Financial Statements	23

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4 -	Controls and Procedures	40

Part II.	Other Information

Item 1A -	Risk Factors	41

Item 6 -	Exhibits	41

Signatures		42

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA
	At or for the Quarter Ended						% Change Sept 30, 2010 from
	Sept 30,		June 30,		Sept 30,		June 30,		Sept 30,
	2010		2010		2009		2010		2009
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$20,049		$20,439		$22,186		(2	) %	(10	) %
Interest expense	6,773		7,007		8,868		(3)		(24)
Net interest income	13,276		13,432		13,318		(1)		-
Provision for loan losses	17,000		5,500		6,000		209		183
Net interest income (loss) after provision for loan losses	(3,724)		7,932		7,318		(147)		(151)
Non-interest income	3,060		4,392		4,189		(30)		(27)
Non-interest expense	10,984		12,333		12,621		(11)		(13)

Income (loss) before income taxes	(11,648)		(9)		(1,114)		NM		NM
Benefit from income taxes	(3,698)		(270)		(683)		NM		NM
Net income (loss)	$(7,950)		$261		$(431)		NM		NM

Effective dividend on preferred stock	633		632		621
Net income (loss) available to common shareholders	$(8,583)		$(371)		$(1,052)

Net Income (Loss) Per Common Share:
Basic	$(0.51)		$(0.02)		$(0.06)
Diluted	(0.51)		(0.02)		(0.06)

Selected Performance Ratios:
Return on average assets	-1.91%		0.06%		-0.10%
Return on average equity	-27.07%		0.90%		-1.28%
Net interest margin (1)	3.39%		3.46%		3.30%
Efficiency ratio (2)	67.24%		69.19%		72.09%

Asset Quality Ratios:
Nonperforming loans to period-end loans	8.29%		4.60%		1.81%
Nonperforming assets to total assets (3)	7.10%		4.47%		2.36%
Net loan charge-offs to average loans outstanding (annualized)	3.78%		3.95%		1.45%
Allowance for loan losses to period-end loans	2.95%		2.46%		1.66%
Allowance for loan losses to nonperforming loans	0.36	X	0.53	X	0.92	X

Capital Ratios:
Total risk-based capital	12.20%		12.85%		13.65%
Tier 1 risk-based capital	10.11%		10.96%		12.30%
Leverage ratio	8.45%		8.95%		10.08%
Equity to assets ratio	6.56%		7.05%		7.77%

Balance Sheet Data (End of Period):
Total assets	1,662,786		1,660,115		1,725,341		-		(4)
Loans	1,183,753		1,198,565		1,248,249		(1)		(5)
Deposits	1,317,610		1,292,847		1,279,079		2		3
Short-term borrowings	45,615		59,533		84,834		(23)		(46)
Long-term borrowings	182,728		182,770		219,144		-		(17)
Stockholders’ equity	109,094		116,984		134,062		(7)		(19)

Other Data:
Weighted average shares
Basic	16,812,625		16,814,378		16,791,175
Diluted	16,812,625		16,814,378		16,791,175
Period end outstanding shares	16,812,625		16,812,625		16,791,175

Number of banking offices	22		22		22
Number of full-time equivalent employees	308		303		335
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

Summary of Third Quarter

Total assets increased $2.7 million, or 0.2%, during the third quarter as loans declined for the eighth consecutive quarter.  Loans outstanding decreased $14.8 million, or 1.2%, due to continued weak economic conditions and resulting slowdown in loan demand.  The allowance for loan losses increased $5.5 million, or 18.6%, which was primarily attributable to increased nonperforming loans and a revision to the methodology used to calculate the allowance (discussed in the Asset Quality section below).  Foreclosed assets remained stable, increasing only $604 thousand.  The investment securities portfolio returned to a level consistent with previous quarters increasing $14.8 million, or 4.8% as funds from loan run-off were redeployed and deposit growth was invested.  Total deposits were $1.32 billion at September 30, 2010, an increase of $24.8 million, or 1.9%, from June 30, 2010.  The increase in deposits was primarily due to an increase of $50.8 million in wholesale time deposits used to increase balance sheet liquidity at quarter end.  Demand deposits and interest bearing transaction deposits decreased $28.2 million, or 3.8%.  Borrowings decreased $14.0 million, or 5.8%, from the prior quarter end continuing a trend of allowing borrowings to mature without renewal or replacement as loan demand has declined.  Deposit growth has been adequate to fund new loan requests and increases to the investment securities portfolio.

Net interest income decreased $156 thousand, or 1.2%, for the third quarter compared to the second quarter 2010.  The interest rate environment remained relatively stable in the third quarter as the Federal Reserve maintained the federal funds target rate consistent with the second quarter and changes in LIBOR rates were relatively minor.  Total interest income decreased by $390 thousand, or 1.9%, while the cost of funds decreased $234 thousand, or 3.3%, compared to the previous quarter.   The sequential decrease in interest income was attributable to declining yields on loans and investments as well as a modest shift in earning asset mix towards investment securities.  The following factors minimized the sequential reduction in interest income: 1) effective discipline in pricing of loans including the continued incorporation of interest rate floors on floating rate loans upon renewal; and 2) lesser impact of nonaccrual loans despite the significant increase in nonaccrual balances (see further discussion below and in the Asset Quality section).  Interest expense declined primarily due to reduced levels of borrowings and lower cost of deposits from continued downward repricing during the quarter.  The net interest margin declined seven basis points to 3.39% compared to 3.46% for the linked quarter and increased nine basis points when compared to 3.30% for the third quarter of 2009.

The Company’s provision for loan losses of $17.0 million increased from $5.5 million for the second quarter 2010 and from $6.0 million for the third quarter of 2009.  The increased level of provision was a result of continued significant level of charge-offs, an increased level of nonperforming loans and the impact of revising our methodology for calculating the general allowance component of the allowance for loan losses.  Despite the $7.6 million impact of these factors on the general allowance component, the specific valuation component decreased by $2.1 million on a linked quarter basis as fewer newly identified nonperforming loans required a specific loan loss allowance allocation during the third quarter.  Annualized net charge-offs decreased to 3.78% of average loans in third quarter 2010 from 3.95% of average loans for second quarter 2010 and increased from 1.45% of average loans for the third quarter 2009.  Nonperforming loans increased to $98.7 million, or 8.34% of loans, at September 30, 2010 from $55.5 million, or 4.63% of loans, at June 30, 2010.  Of the $43.2 million increase in nonperforming loans, $26.0 million were loans whose repayment are dependent on the sale of their collateral and whose payment terms were interest only.  None of these collateral dependent loans, which were placed on nonaccrual status during the third quarter, were delinquent.  We have since renegotiated the payment structures on $20.1 million of these collateral dependent loans to include interest plus scheduled principal curtailments.  If these borrowers maintain their current payment status under the restructured terms for a reasonable period, the loans will be restored to accrual status.  Nonperforming assets rose to $118.1 million, or 7.10% of total assets, at September 30, 2010 from $74.3 million, or 4.47% of total assets, at June 30, 2010 primarily due to the increase in nonperforming loans during the quarter.  The activity for this quarter in net charge-offs, nonperforming loans and nonperforming assets continues to be predominately related to construction and development.  The allowance for loan losses of $35.1 million at September 30, 2010 represented 2.95% of total loans and 36% coverage of nonperforming loans at current quarter-end compared with 2.46% of total loans and 53% coverage of nonperforming loans at June 30, 2010.  We believe the allowance is adequate for losses inherent in the loan portfolio at September 30, 2010.

Non-interest income was $3.1 million during the third quarter of 2010, compared to $4.4 million for the prior quarter and $4.2 million for the third quarter of 2009.  The sequential decrease in non-interest income was primarily due to decreased gains on sales of investment securities of $994 thousand, a decrease in the fair value of derivatives of $346 thousand and a decrease in Small Business Investment Company (SBIC) earnings of $197 thousand.  These decreases in non-interest income were partially offset by an increase of $392 thousand in mortgage banking activities attributable to increased refinance production and loan sales volumes.  The year-over-year decrease of $1.1 million in non-interest income was primarily due to decreased gains on sale of investment securities of $711 thousand and a decrease in the fair value of derivatives of $700 thousand.  There were increases in mortgage banking fees, service charges on deposit and investment brokerage income compared to the third quarter 2009.

Non-interest expense of $11.0 million in the third quarter of 2010 decreased $1.3 million, or 10.9%, from the prior quarter and decreased by $1.6 million, or 13.0%, compared with the year ago period.  Cost reductions were achieved throughout non-interest expense categories with the largest reductions attributable to a $469 thousand decrease in write-downs on carrying values of foreclosed real estate, $183 thousand reduction in the costs of acquiring and maintaining foreclosed real estate, $220 thousand decrease in buyer incentive program expenses (as this program ended in June 2010), $139 thousand reduction in advertising expenses and cost savings of $288 thousand in salaries and employee benefits.  Significant year-over-year decreases were recognized in salary and employee benefits, the Company’s buyer incentive program, write-downs on carrying values of foreclosed real estate, costs of acquiring and maintaining foreclosed properties and FDIC deposit insurance premiums.

Financial Condition at September 30, 2010 and December 31, 2009

During the nine month period ending September 30, 2010, total assets declined $65.8 million, or 3.8%, to $1.66 billion.  The Company continued to emphasize improving the funding mix during a time of asset shrinkage due to slow loan demand.  A decrease of $56.2 million in borrowings accommodated our balance sheet shrinkage.  In addition, we focused on actively managing the investment portfolio and maintaining an adequate allowance for loan losses as well as a sufficient level of liquidity and regulatory capital ratios in excess of well capitalized levels.  The shift in the funding mix contributed to an improvement in the net interest margin during the first nine months of 2010.  We continued to shift our deposit mix toward demand deposits, lower cost money market, savings and transaction accounts and away from certificates of deposit.  Our continuing efforts to strengthen customer relationships by acquiring core deposit accounts resulted in growth in demand deposits of $877 thousand, or 0.7%, and growth in money market, savings and NOW accounts of $21.0 million, or 3.6%, for the first nine months in 2010.  Time deposits decreased $18.3 million largely due to a decline in brokered deposits of $38.9 million.  The investment portfolio remained virtually unchanged from the last year end amount decreasing only $1.3 million, or 0.4%, during the nine month period; although $14.8 million was added during the third quarter.  While the total investment portfolio has remained stable over the nine month period, the mix of investments has changed with increases of $13.4 million in municipals and $10.0 million in corporate bonds and decreases of $13.9 million in U.S. Government Agencies and $10.8 million in mortgage-backed securities.  The allowance for loan losses increased $5.5 million compared to the prior year end, while increasing $14.3 million, or 68.7%, compared to September 30, 2009.

Total loans decreased $46.5 million, or 3.8%, during the nine month period with decreases in the following major categories:  $20.7 million, or 11.3%, for commercial and industrial loans, $28.4 million, or 7.2%, for residential mortgage loans and $4.2 million, or 2.4%, for construction loans.  Commercial mortgage loans increased $7.2 million, or 1.6%, during the period.  The decrease in loans outstanding during the period can be attributed to a continued slowdown in loan demand during these difficult economic times.  For the third quarter 2010, the allowance increased by $5.5 million as the provision of $17.0 million exceeded net charge-offs of $11.5 million.  Net charge-offs improved slightly from the second quarter total of $11.9 million while the provision increased significantly due to factors discussed in the Asset Quality section.

At September 30, 2010, our leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratio were 8.45%, 10.11% and 12.20%, respectively.  Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under current regulatory capital guidelines.  Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years.  Such matters could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.  While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis.  Based on their evaluations and requirements, the Company may seek other sources of capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  At September 30, 2010, our stockholders’ equity totaled $109.0 million, a decrease of $12.9 million compared to December 31, 2009.  The decrease is the result of the net loss for the period, $1.9 million in dividends on the preferred stock issued to the United States Treasury through the Capital Purchase Program, and an increase of $907 thousand in other comprehensive income items.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Net Loss. Net loss before preferred dividends of $8.0 million and our net loss after preferred dividends of $8.6 million for the three months ended September 30, 2010 increased $7.5 million from the same three month period in 2009.  Net loss available to common shareholders was $0.51 per share for both basic and diluted for the three months ended September 30, 2010 compared with a $0.06 loss per share for both basic and diluted for the same period in 2009.  Net interest income for the third quarter of 2010 of $13.3 million decreased $42 thousand, or 0.3%, year-over-year, due to a decrease in interest earning assets and reversal of interest income on loans placed in a non-accrual status despite an improvement in the net interest margin which improved nine basis points to 3.39%.  Repricing of interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  Non-interest income of $3.1 million during the third quarter of 2010 represents a decrease of 27.0% from non-interest income of $4.2 million reported in the comparable period of 2009.  Non-interest expense decreased $1.6 million, or 13.0%, compared with the same quarter a year ago.  The largest decreases in non-interest expense resulted from reduced salaries and employee benefits of $657 thousand, a reduction of $470 thousand in the Company’s buyer incentive plan and a reduction of $418 thousand in write-downs on the carrying value of foreclosed real estate.

Net Interest Income. During the three months ended September 30, 2010, our net interest income of $13.3 million was virtually unchanged with a decrease of $42 thousand, or 0.3%, over the third quarter 2009.  Interest expense decreased $2.1 million from an improvement in our funding mix and the repricing of deposits.  This reduction in our cost of funds was matched by the $2.1 million decrease in interest income from declining outstanding balances, declining yields on interest earning assets and the reversal of interest income on loans placed on non-accrual.  Maintaining our net interest income was achieved in spite of the cost of carrying nonperforming assets with an average balance of $87.3 million which had a negative impact on our net interest margin for the third quarter 2010 of approximately ten basis points.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the third quarter of 2010, the Federal Reserve maintained the Federal Funds rate at the all time low of between zero and 25 basis points since December 2008.  The average prime rate for the third quarter of 2010 and 2009 was 3.25%, remaining unchanged since December 2008.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice throughout 2009 and 2010.  As of September 30, 2010, 88% of our $600.5 million in variable rate loans have interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  These two factors limited the decline in loan yields to 25 basis points year-over-year.  The average yield on interest-earning assets was 5.11% in the third quarter of 2010 which decreased 39 basis points year-over-year due to the decline in yields for loans and investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  The average rate for interest bearing liabilities was 1.91% for the third quarter of 2010 decreasing 48 basis points year-over-year.  For the third quarter 2010, our net interest margin of 3.39% increased nine basis points from 3.30% for the third quarter of 2009.  The Company’s net interest margin has strengthened through the improvement in our cost of funds via continued downward repricing of deposits and borrowings at current market rates.  During the past five quarters, we have seen more rational deposit pricing in our local markets in contrast with the first half of 2009 when some larger banks sought needed liquidity with above market, long term retail certificate offerings.  We have also seen increased aggressive pricing on loans during the third quarter of 2010 as banks compete for available loans during this period of weak loan demand.

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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,209,013	$17,202	5.64%	$1,251,076	$18,568	5.89%
Investment securities available for sale	299,642	2,614	3.46%	325,017	3,458	4.22%
Investment securities held to maturity	16,659	215	5.12%	14,045	158	4.48%
Federal funds sold and overnight deposits	30,009	18	0.24%	10,841	2	0.07%

Total interest earning assets	1,555,323	20,049	5.11%	1,600,979	22,186	5.50%
Other assets	96,584			122,245
Total assets	$1,651,907			$1,723,224

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$607,112	$1,320	0.86%	$497,366	$1,672	1.33%
Time deposits greater than $100K	145,788	788	2.14%	190,060	977	2.04%
Other time deposits	402,271	2,267	2.24%	478,931	3,492	2.89%
Short-term borrowings	67,506	246	1.45%	84,646	372	1.74%
Long-term borrowings	182,742	2,152	4.67%	219,159	2,355	4.26%

Total interest bearing liabilities	1,405,419	6,773	1.91%	1,470,162	8,868	2.39%

Demand deposits	120,359			109,515
Other liabilities	9,628			9,920
Stockholders' equity	116,501			133,627

Total liabilities and stockholders' equity	$1,651,907			$1,723,224

Net interest income and net interest spread		$13,276	3.20%		$13,318	3.10%
Net interest margin			3.39%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.67%			108.90%

Provision for Loan Losses. The Company recorded a $17.0 million provision for loan losses for the quarter ended September 30, 2010, representing an increase of $11.0 million from the $6.0 million provision for the third quarter of 2009.  The increased level of provision on a linked quarter basis was due to changes in the methodology for calculating the general reserves portion of the allowance for loan losses discussed in “Asset Quality” and a reduction in the specific reserves required despite a significant increase in nonperforming loans during the quarter.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The year-over-year increase in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 3.78% for the quarter ended September 30, 2010, compared with 1.45% for the quarter ended September 30, 2009.

Non-Interest Income.  For the three months ended September 30, 2010, non-interest income decreased $1.1 million, or 27.0%, to $3.1 million from $4.2 million for the same period in 2009 primarily resulting from decreased gains on the sales of investment securities of $711 thousand, a decrease in the fair value of derivatives of $700 thousand and decreased Small Business Investment Company (SBIC) income of $45 thousand.  Management curtailed their practice of actively selling investment securities that met certain criteria during the third quarter resulting in a third quarter gain of $24 thousand compared to gains of $1.0 million and $1.4 million in the second and first quarters of 2010, respectively.  The 2010 third quarter gain was also considerably less than the $735 thousand gain in the third quarter of 2009.  The $700 thousand decrease in the fair values of derivatives was comprised of a $384 thousand loss in the third quarter of 2010 compared to a $316 thousand gain the same quarter of 2009.  The Company recognized $126 thousand in income from its SBIC investment during the third quarter 2010 compared to $171 thousand income in the same period of the prior year.  The SBIC income generated during the third quarter of 2010 was from normal operations as no individual investments were harvested or written off.  Mortgage banking income increased $239 thousand, or 46.7%, from increased mortgage production volume, primarily refinance activity, and increased gains on loan sales.  Investment brokerage income increased $65 thousand compared to the third quarter of 2009 based on higher transaction volume.  Service charges increased $52 thousand compared to the 2009 quarter as debit card income increased $143 thousand due to increased debit card transaction volume, other service charges increased $22 thousand and NSF charges decreased $113 thousand from decreased overdraft volume.

Non-Interest Expense. For the three months ended September 30, 2010, non-interest expenses decreased $1.6 million, or 13.0%, over the same period in 2009 primarily due to reduced personnel costs, reduced buyer incentive program expenses, reduced foreclosed real estate write-downs and decreased FDIC deposit insurance premiums.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $657 thousand, or 11.6%, in salary and employee benefit expense from a company-wide salary freeze and a reduction in the employer 401(k) matching contribution.  The Company started a new program during 2008 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program was up to $10 thousand per property to incent home buyers to purchase these homes.  During July 2010, the final house under this program was sold with a $10 thousand incentive expense for the Company compared to $480 thousand in buyer incentive expenses for the same quarter last year.  While this program was successful in encouraging sales of slow moving houses since inception, it has now been discontinued at its predetermined expiration date.  Foreclosed asset write-downs diminished to $123 thousand during the third quarter of 2010 compared to $542 thousand in the third quarter of 2009.  The cost of acquiring, holding and maintaining foreclosed properties was $404 thousand for the current quarter compared to $196 thousand year-over-year.  The $208 thousand year-over-year increase in expenses related to holding foreclosed assets was partially offset by $136 thousand year-over-year increase in gains on sales of foreclosed property.  The Company’s FDIC deposit insurance premium decreased $259 thousand as this expense returned to more normal levels.  Legal fees incurred primarily to assist in the resolution of problem credits increased $236 thousand compared to the prior year.  Occupancy and equipment expense decreased $158 thousand compared to the third quarter of 2009 due to decreased depreciation of equipment and software and other equipment expenses.

Provision for Income Taxes. The Company recorded an income tax benefit of $3.7 million for the quarter ending September 30, 2010 compared to income tax benefit of $683 thousand for third quarter 2009.  The income tax benefit for third quarter 2010 is reflective of the impact of tax exempt interest income, income from bank owned life insurance and a $1.0 million valuation allowance related to the realizability of net deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net Income (Loss).  Our net loss before preferred dividends for the nine months ended September 30, 2010 was $16.3 million, compared to $55.2 million net loss for the nine months ended September 30, 2009.  The net loss for 2009 included a non-cash goodwill impairment charge of $49.5 million.  Net interest income increased $1.6 million, or 4.17%, compared to the 2009 nine month period primarily attributable to net interest margin improvement of 30 basis points in spite of the $82.4 million, or 5%, decrease in the average balance of interest earning assets year-over-year.  The net interest margin increase was due to effective loan pricing (including the use of interest rate floors) which limited the decline in loan yields to ten basis points, improved funding mix to lower costing transaction deposits from time deposits and borrowings and the downward repricing of deposits.  The provision for loan loss continued to be the most significant factor in the financial statements increasing $16.5 million, or 103.1%, compared to the prior year period.  Non-interest income increased $2.0 million, or 21.6%, compared to the prior nine month period with significant differences between the two periods discussed below under “Non-Interest Income”.  Non-interest expense decreased $2.3 million, or 6.0%, year-over-year, excluding the goodwill impairment charge of $49.5 million recognized during the first quarter of 2009.  The largest decrease in non-interest expense for the nine month period was for salaries and employee benefits of $1.3 million while the largest increase was $578 thousand for professional services.

Net Interest Income.  During the nine months ended September 30, 2010, our net interest income totaled $40.0 million, a year-over-year increase of $1.6 million, or 4.2%.  Net interest income benefited from establishing interest rate floors on floating rate loans and the downward repricing of deposits as well as an improved funding mix as previously mentioned.  The Federal Funds rate and the prime rate have remained stable during the first three quarters of 2010 as these rates did during 2009.  As shown in the table below, our average yield on interest-earning assets decreased 22 basis points to 5.26% for the first three quarters of 2010 compared to the same period in 2009 while loan yields only decreased ten basis points.  The net interest margin improvement of 30 basis points more than offset the $82.4 million, or 5%, decrease in the average balance of interest earning assets year-over-year.  Declining rates have also impacted our funding costs for the first nine months of 2010, as funding costs decreased 58 basis points to 2.00% from 2.58% for the comparable period a year ago.  Average interest bearing liabilities decreased $71.2 million, or 4.7%, to $1.44 billion from $1.51 billion for the nine month period ended September 2009.  Despite this overall decrease in funding, our funding mix improved through year-over-year increases in demand deposits of $13.1 million, or 12.3%, and money market, savings and NOW accounts of $73.1 million, or 13.9%.

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

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,213,497	$52,162	5.75%	$1,280,803	$56,003	5.85%
Investment securities available for sale	312,066	8,861	3.80%	328,714	10,640	4.33%
Investment securities held to maturity	11,628	426	4.90%	20,551	727	4.73%
Federal funds sold and over night deposits	24,313	25	0.15%	13,877	11	0.11%

Total interest earning assets	1,561,504	61,474	5.26%	1,643,945	67,381	5.48%
Other assets	119,398			130,431
Total assets	$1,680,902			$1,774,376

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$606,575	$4,508	0.99%	$481,967	$4,816	1.34%
Time deposits greater than $100K	173,623	1,895	1.46%	194,557	3,952	2.72%
Other time deposits	391,202	7,663	2.62%	501,694	11,700	3.12%
Short-term borrowings	73,426	933	1.70%	108,874	1,253	1.54%
Long-term borrowings	190,879	6,520	4.57%	219,775	7,304	4.44%

Total interest bearing liabilities	1,435,705	21,519	2.00%	1,506,867	29,025	2.58%

Demand deposits	117,542			104,799
Other liabilities	9,303			10,188
Stockholders' equity	118,352			152,522

Total liabilities and stockholders' equity	$1,680,902			$1,774,376

Net interest income and net interest spread		$39,955	3.26%		$38,356	2.90%
Net interest margin			3.42%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.76%			109.10%

Provision for Loan Losses. The Company recorded a $32.5 million provision for loan losses for the nine months ended September 30, 2010, representing an increase of $16.5 million from the $16.0 million provision for the comparable period of 2009.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 2.98% for the nine month period ended September 30, 2010, compared with 1.47% for the period ended September 30, 2009.

Non-Interest Income.  For the nine months ended September 30, 2010, the Company reported non-interest income of $11.4 million compared to $9.4 million for the first nine months of 2009, an increase of $2.0 million, or 21.6%.  See note 7 to the Financial Statements for a summary of the components of non-interest income.  Gains on sales of investment securities increased $1.2 million, or 93.9%, year-over-year as management actively managed the investment portfolio during 2010 and sold investment securities that met certain criteria.  In 2009, management executed a balance sheet management strategy to increase net interest margin in future periods through the coordinated sale of $15.0 million of investment securities and the prepayment of $15.0 million in FHLB advances which generated a $472 thousand loss on early extinguishment of debt.  The year-over-year increase in service charges on deposits of $341 thousand was attributable to a $423 thousand increase in debit card income reflecting the trend of more customer transactions being completed electronically and less checks being written.  As fewer checks were written NSF income also decreased $194 thousand while other service charges increased $111 thousand.  Investment brokerage income increased $301 thousand during the 2010 period on increased brokerage transaction volumes.  The year-over-year increase of $259 thousand in SBIC income resulted from the absence of write-offs of individual investments during the 2010 period.  Loss on derivative activity decreased $165 thousand due primarily to a non-recurring $1.0 million write-off of collateral held by Lehman Brothers as the counterparty on certain terminated derivative contracts that was recognized during 2009.  Mortgage banking income decreased $220 thousand, or 13.0%, as new loan origination activity slowed during the 2010 period.  Noninterest income also increased during 2010 due to the absence of a nonrecurring $404 thousand write-off of the Company’s investment in an equity security during 2009 although the effect was partially offset by a $189 thousand “other-than-temporary-impairment” write-down recognized during the first quarter of 2010.

Non-Interest Expense. Excluding the $49.5 million goodwill impairment charge in 2009, our non-interest expense decreased $2.3 million, or 6.0%, over the nine month period in 2009.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $1.3 million in salary and employee benefit expense from a company-wide salary freeze and a reduction in the employer 401(k) matching contribution.  Occupancy and equipment expense decreased $371 thousand compared to the third quarter of 2009 due to decreased depreciation of equipment and software and other equipment.  The Company’s FDIC deposit insurance premiums decreased $737 thousand year-over-year as a special assessment of $800 thousand accrued during the second quarter 2009 was not charged by the FDIC during 2010.  During 2008, the Company started a new program (called buyer incentive program) to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more by offering purchasers an incentive of up to $10 thousand per property.  The cost for this program totaled $413 thousand for the first nine months of 2010 compared to $1.0 million for the same period in 2009.  The program has now completed its original goal and is no longer offered.  Write-downs and other expenses related to foreclosed property were $2.5 million for 2010 compared to $1.4 million in the 2009 period, an increase of $1.1 million.  Gains on the sale of foreclosed assets had a positive impact on earnings totaling $452 thousand for 2010 compared to $63 thousand for 2009 as the volume of additions to foreclosed assets and their sales volume increased year-over-year.  Of the $577 thousand year-over-year increase in professional services, legal expenses increased $317 thousand primarily due to the increased level of problem assets for resolution in 2010.  Expenditures for advertising, postage, printing, office supplies, telephone and communication also decreased $208 thousand in total year-over-year.  A non-recurring charge of $472 thousand was incurred during 2009 for the early extinguishment of debt which is discussed above in the Non-Interest Income section.

Provision for Income Taxes.  The Company recorded an income tax benefit of $4.0 million for the nine months ended September 30, 2010 due to our operating loss.  The income tax benefit for the 2010 period is reflective of the impact of tax exempt interest income, income from bank owned life insurance and a $3.0 million valuation allowance related to the Company’s ability to realize our net deferred tax assets.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $322.4 million at September 30, 2010, a decrease of $1.3 million from $323.7 million at December 31, 2009.  While decreases in government agencies of $13.9 million and mortgage backed securities of $10.8 million slightly offset increases in municipal securities of $13.4 million and corporate bonds of $10.0 million, these investment mix changes have little impact on our liquidity.  In 2010, the Federal Reserve began to pay interest on excess balances on deposit with them.  During the third quarter of 2010, the interest rate paid on these balances has been higher than the fed funds rates paid by most correspondent banks thereby encouraging banks to increase their balances at the Federal Reserve.  Management has increased our balances at the Federal Reserve Bank to $23.6 million at September 30, 2010 versus our reserve requirement of $2.0 million for the applicable period.  Supplementing liquid assets and customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $52.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $414.5 million, as of September 30, 2010, with lendable collateral value of $320.8 million and current outstanding borrowings of $93.1 million.  At September 30, 2010, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to eight years under repurchase lines of credit from various institutions.  The repurchases must be and are adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $4.4 million and $14.9 million at September 30, 2010 and December 31, 2009, respectively, all of which were done as accommodations for our deposit customers.  At September 30, 2010, our outstanding commitments to extend credit consisted of loan commitments of $154.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $95.3 million, $12.8 million and $10.3 million, respectively.  Given the amount of our unpledged collateral, we believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  In recent years, the Bank has emphasized initiatives to increase lower cost transaction accounts and other core deposit accounts to improve our funding mix.  Brokered deposits have decreased $39.4 million from September 30, 2009 to September 30, 2010 or from 17% to 13% of total deposits.  Year-over-year money market, savings and NOW accounts increased $73.1 million, or 13.9%, and demand deposits increased $13.1 million, or 12.3%, while time deposits decreased $47.7 million, or 7.4%.  Certificates of deposits represented 45.4% of our total deposits at September 30, 2010, a decrease from 50.5% at September 30, 2009.  Savings grew $29.4 million during the nine month period from the introduction of our new Ready Saver account which is available only on the internet.

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

At September 30, 2010, our leverage ratio (Tier I capital to average quarterly assets) was 8.45%, and all of our capital ratios remain in excess of the current minimums established for a well-capitalized bank by regulatory measures.  Our Tier I risk-based capital ratio and total risk-based capital ratio at September 30, 2010 were 10.11% and 12.20%, respectively.  Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Such actions could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the third quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our general policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) an increase in nonperforming loans despite significant charge-offs; 2) a decrease in loan delinquencies, particularly in 30-89 days; 3) the continued increase in classified loans accentuated by the downgrading of collateral dependent interest only loans; and 4) the continued reduction in the higher risk loan segments ($39.2 million, or 24.7%, year-over-year).

The following is a summary of nonperforming assets at the periods presented:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Amounts in thousands)

Nonaccrual loans	$76,600	$36,073	$45,249	$35,535	$22,697
Restructured loans - nonaccruing	15,498	15,200	4,341	2,197	-
Subtotal - nonaccrual loans	92,098	51,273	49,590	37,732	22,697

Restructured loans - accruing	6,611	4,204	1,018	-	-
Total nonperforming loans	98,709	55,477	50,608	37,732	22,697

Foreclosed assets	19,385	18,781	20,285	19,634	18,069

Total nonperforming assets	$118,094	$74,258	$70,893	$57,366	$40,766

Nonperforming loans increased to $98.7 million, or 8.34% of total loans, at September 30, 2010 compared to $37.7 million, or 3.07% of loans, at December 31, 2009.  Of the $43.2 million increase in nonperforming loans on a linked quarter basis, $26.0 million were loans whose repayment are dependent on the sale of their collateral and whose payment terms were interest only.  None of these collateral dependent loans that were placed on nonaccrual during the third quarter were delinquent.  Management has subsequently restructured the payment terms on $20.1 million of these third quarter 2010 nonaccrual additions from interest only to interest plus scheduled principal curtailments.  If these borrowers maintain their current payment status under their restructured payment terms, these loans will be restored to an accrual status after a reasonable period.  Of this $43.2 million increase in nonperforming loans, $25.5 million, or 59% of the increase, was related to construction and development lending.  This $43.2 million increase in nonperforming loans is net of loan charge-offs of $12.2 million during the third quarter.  While there has been a greater volume of loans that have been restructured in the last two quarters, we initiated a process in the second quarter to better differentiate between restructured loans that are on nonaccrual and the remainder of nonaccrual loans.

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2010		2010		2010		2009		2009
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies: 30 - 89 days past due	$8.9	0.75%	$9.7	0.80%	$22.3	1.84%	$7.2	0.58%	$9.1	0.73%

Loans classified substandard or doubtful	$237.6	19.95%	$144.0	12.02%	$137.3	11.36%	$83.6	6.80%	$60.8	4.87%

Nonperforming loans	$98.7	8.29%	$55.5	4.60%	$50.6	4.18%	$37.7	3.06%	$22.7	1.81%

The improvement in loan delinquencies shown above was attributable to a continued strong involvement of commercial loan officers and their management in the monthly collection efforts and a more “normal” quarter-end, particularly in comparison to March 31, 2010 when there were a large number of pending renewals and modifications/restructurings in process of negotiations.  At September 30, 2010, there were $70.4 million in nonaccrual loans that were not delinquent.  Of this amount, $26.0 million were collateral dependent, interest only loans mentioned above.

The $93.5 million, or 65%, increase in adversely classified loans from June 30, 2010 to September 30, 2010, was due to the downgrading of credit risk grades resulting from our regular quarterly review of watch and criticized loans.  During the same period, total watch and criticized loans only increased $14.4 million, or 3.4%, from $428.2 million, or 36% of total loans, at June 30, 2010 to $442.6 million, or 38% of total loans, at September 30, 2010.  These classified loans continue to be primarily in the construction and land development portfolios.

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

The following table illustrates the quarterly trends in the outstanding balances of these higher risk loan segments.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Amounts in millions)
Residential construction:
Speculative Residential Construction	$46.2	$48.6	$53.0	$53.3	$64.5
Land Acquisition and Development	53.7	54.8	56.2	58.3	62.3
Lot Inventory	19.7	25.3	28.0	29.5	32.0
Total	$119.6	$128.7	$137.2	$141.1	$158.8

There has been a continued reduction in these higher risk loan segments of $9.1 million, or 7%, sequentially and a year-over-year decline of $39.2 million, or 24.7%.  These reductions have been more pronounced in the speculative residential construction segment which represents the majority of the year-over-year decline ($18.3 million of the $39.2 million).

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan segments, including the aging of the underlying loans in these segments.  As of September 30, 2010, speculative construction loans on our books more than twelve months amounted to $26.3 million, or 56.9%, of the total speculative residential construction loan portfolio, a decrease from $34.1 million, or 64%, of total speculative residential construction loans as of December 31, 2009.  Land acquisition and development loans on our books for more than twenty-four months at September 30, 2010 amounted to $43.6 million, or 81.2%, of that portfolio segment, a decrease from $48.8 million, or 84%, of that portfolio segment as of December 31, 2009.

The following table sets forth a breakdown of nonperforming loans and foreclosed assets as of September 30, 2010, by nature of the property.

	September 30,	June 30,	March 31,	December 31,
Nonperforming loans	2010	2010	2010	2009
	(Amounts in thousands)
Residential Construction:
Speculative construction	$21,706	$11,329	$9,049	$4,210
Land acquisition and development	33,362	18,136	17,462	11,997
Total residential construction	55,068	29,465	26,511	16,207
Commercial real estate	24,301	17,473	18,671	16,344
Commercial and industrial	16,018	6,215	4,177	3,432
Consumer	3,322	2,324	1,249	1,749
Total nonperforming loans	$98,709	$55,477	$50,608	$37,732

	September 30,	June 30,	March 31,	December 31,
Foreclosed assets	2010	2010	2010	2009
		(Amounts in thousands)
Residential construction, land development
and other land	$11,048	$10,918	$12,679	$11,101
Commercial construction	1,884	2,078	2,142	2,206
1 - 4 family residential properties	4,969	3,657	3,330	4,272
Nonfarm nonresidential properties	1,260	1,743	1,749	1,670
Multi family properties	160	160	160	160
Equipment	64	64	225	225
Total foreclosed assets	$19,385	$18,620	$20,285	$19,634

The largest nonaccrual balance of any borrower at September 30, 2010 was $7.3 million, with the average balance for the two hundred twenty-six nonaccrual loans being $404 thousand.  At December 31, 2009, the largest nonaccrual balance of any one borrower was $7.0 million, with the average balance for the one hundred twenty-eight nonaccrual loans being $295 thousand.

In addition to nonperforming loans, there were loans totaling $139.0 million at September 30, 2010 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  While we have seen some increased credit deterioration in the commercial real estate portfolio, the largest increase in potential problem loans remain related to residential construction and development lending.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing, to some extent given current real estate market trends, the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Foreclosed assets consist of real estate acquired through foreclosure and repossessed assets.  At September 30, 2010, foreclosed assets totaled $19.4 million, or 1.17% of total assets, and consisted of eighty-eight properties compared to $19.6 million, or 1.14% of total assets, and seventy-one properties at December 31, 2009.  The largest dollar value of a foreclosed property was $2.3 million at September 30, 2010 and $2.9 million at December 31, 2009.  We recorded write-downs in the value of foreclosed assets of $123 thousand during the third quarter of 2010, $591 thousand during the second quarter of 2010, $484 thousand during the first quarter of 2010 and $1.6 million during the fourth quarter of 2009.  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

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

The ALLL consists of two major components: specific valuation allowances and a general valuation allowance.  The Bank’s format for the calculation of ALLL begins with the evaluation of individual loans considered impaired.  For the purpose of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Once a loan is considered individually impaired, it is not included in other troubled loan analysis, even if no specific allowance is considered necessary.

The general valuation allowance is estimated primarily based on the historical loss experience of the loan portfolio to provide for probable losses in the loan portfolio.  Prior to third quarter 2010, our methodology for calculating this general valuation allowance applied loss factors based on the credit risk grading of loans segmented into four major loan types: residential construction and development, commercial real estate, consumer and other loans.  These loss factors were based on an appropriate loss history for each major loan type adjusted by credit grade migration factors.  In addition, we utilize other risk factors related to economic and portfolio trends that are pertinent to the underlying risks in each major loan type in estimating the general valuation allowance.  This methodology places a greater emphasis on the credit risk grading of the loan portfolio and allows us to focus on the relative risk and the pertinent factors for the major loan segments of the Company.  During the third quarter of 2010, we further enhanced our methodology for the calculation of the general valuation allowance by expanding the number of loan segments from the four previously mentioned to eight segments, focusing on segments which have experienced greater recent historical loss experience such as residential lot loans and construction and land development.  Furthermore, we also more heavily weighted the most recent twelve months historical loss experience in our third quarter 2010 calculation of the general valuation component of our ALLL.  While the general valuation allowance component increased $7.6 million sequentially during the third quarter of 2010, the impact of this change in the weighting of the historical loss experience increased the third quarter provision for loan losses and the resulting allowance balance by approximately $5.0 million.

As discussed herein, management has undertaken various initiatives in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:
•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including internal loan review;
•	Enhancing our internal and external loan review protocol; and
•	Increasing our allowance for loan losses.

We will continue to evaluate our management of credit and other risks, seeking continuous improvements.

Additionally, banking regulatory authorities may require certain other actions, or place restrictions on the Company, based on their assessments, evaluations and recommendations.

An analysis of the allowance for loan losses and a breakdown of the specific and general valuation components of the ALLL are as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	March 31,	September 30,
	2010	2010	2010	2010
	(Amounts in thousands)

Balance at beginning of period	$29,609	$36,007	$29,638	$29,638

Provision for loan losses	17,000	5,500	10,000	32,500

Charge-offs	(12,245)	(12,807)	(4,017)	(29,069)
Recoveries	736	909	386	2,031

Net charge-offs	(11,509)	(11,898)	(3,631)	(27,038)

Balance at end of period	$35,100	$29,609	$36,007	$35,100

ALLL/Loans	2.95%	2.46%	2.97%	2.95%

	September 30,		June 30,		March 31,		December 31,
	2010		2010		2010		2009
	(Amounts in millions)
	$	%	$	%	$	%	$	%
ALLL components:
Specific	$9,497	27%	$11,584	39%	$17,583	49%	$9,792	33%
General	25,603	73%	18,025	61%	18,424	51%	19,846	67%

Total	$35,100	100%	$29,609	100%	$36,007	100%	$29,638	100%

Throughout our history, growth in loans outstanding has been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses.  Although during the past eight quarters loans outstanding have decreased, the allowance for loan losses has continued to increase due to increased nonperforming loans and increasing levels of net charge-offs.  The provision for loan losses increased to $17.0 million for the third quarter of 2010 as compared to $5.5 million on a linked quarter basis as a result of continued significant level of charge-offs increased level of nonperforming loans and the impact of the change in our methodology for calculating the general allowance component of our ALLL.  Despite the impact of these factors on the general allowance component, the specific valuation component decreased by $2.1 million on a linked quarter basis with fewer newly identified nonperforming loans requiring a specific allowance allocation during the quarter.  The allowance for loan losses of $35.1 million at September 30, 2010 represented 2.95% of total loans and provided coverage for 36% of nonperforming loans.  This level of allowance has increased $5.5 million from December 31, 2009 when the allowance represented 2.41% of total loans and coverage for 53% of nonperforming loans.  The level of loan charge-offs during the third quarter remained at a similar level to the second quarter, both heavily concentrated in construction and land development lending (69% for third quarter 2010 compared with 77% for second quarter 2010).  We believe the Company’s allowance is adequate to absorb probable future losses inherent in our loan portfolio.  No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	December 31,
	2010	2009*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$44,612	$30,184
Federal funds sold and overnight deposits	1,646	31,269
Investment securities
Available for sale, at fair value	293,309	312,780
Held to maturity, at amortized cost	29,122	10,919
Federal Home Loan Bank stock	9,092	9,794

Loans held for sale	7,161	3,025

Loans	1,183,753	1,230,275
Allowance for loan losses	(35,100)	(29,638)
Net Loans	1,148,653	1,200,637

Premises and equipment, net	40,718	42,630
Foreclosed assets	19,385	19,634
Other assets	69,088	67,736

Total Assets	$1,662,786	$1,728,608
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$119,249	$118,372
Money market, NOW and savings	599,978	579,027
Time	598,383	616,671
Total Deposits	1,317,610	1,314,070

Short-term borrowings	45,615	85,477
Long-term borrowings	182,728	199,103
Other liabilities	7,739	7,961

Total Liabilities	1,553,692	1,606,611

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at
September 30, 2010 and December 31, 2009	41,355	41,060
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,812,625 shares at September 30, 2010
and 16,787,675 shares at December 31, 2009	119,375	119,282
Retained earnings (accumulated deficit)	(55,628)	(41,430)
Accumulated other comprehensive income	3,992	3,085
Total Stockholders’ Equity	109,094	121,997

Total Liabilities and Stockholders' Equity	$1,662,786	$1,728,608

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$17,202	$18,568	$52,162	$56,003
Investment securities available for sale	2,615	3,458	8,861	10,640
Investment securities held to maturity	215	158	426	727
Federal funds sold and overnight deposits	17	2	25	11

Total Interest Income	20,049	22,186	61,474	67,381
Interest Expense
Money market, NOW and savings deposits	1,320	1,672	4,508	4,815
Time deposits	3,055	4,470	9,558	15,653
Borrowings	2,398	2,726	7,453	8,557

Total Interest Expense	6,773	8,868	21,519	29,025

Net Interest Income	13,276	13,318	39,955	38,356

Provision for Loan Losses	17,000	6,000	32,500	16,000

Net Interest Income (Loss) After Provision for Loan Losses	(3,724)	7,318	7,455	22,356

Non-Interest Income
Service charges and fees on deposit accounts	1,640	1,588	4,916	4,575
Income from mortgage banking activities	751	512	1,468	1,688
Investment brokerage and trust fees	424	359	1,168	867
Gain on sale of investment securities	24	735	2,396	1,236
Net impairment loss recognized in earnings	-	-	(186)	(404)
Other	221	995	1,643	1,418
Total Non-Interest Income	3,060	4,189	11,405	9,380

Non-Interest Expense
Salaries and employee benefits	5,033	5,690	15,823	17,117
Occupancy and equipment	1,839	1,997	5,650	6,021
Goodwill impairment	-	-	-	49,501
Other	4,112	4,934	13,687	14,281

Total Non-Interest Expense	10,984	12,621	35,160	86,920

Income (Loss) Before Income Taxes	(11,648)	(1,114)	(16,300)	(55,184)

Income Tax (Benefit) Expense	(3,698)	(683)	(4,000)	(2,742)

Net Income (Loss)	(7,950)	(431)	(12,300)	(52,442)

Effective Dividend on Preferred Stock	633	621	1,898	1,881

Net Income (Loss) Available to Common Shareholders	$(8,583)	$(1,052)	$(14,198)	$(54,323)

Net Income (Loss) Per Common Share
Basic	$(0.51)	$(0.06)	$(0.84)	$(3.24)
Diluted	(0.51)	(0.06)	(0.84)	(3.24)

Weighted Average Common Shares Outstanding
Basic	16,812,625	16,791,175	16,811,122	16,787,565
Diluted	16,812,625	16,791,175	16,811,122	16,787,565

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net income (loss)	$(7,950)	$(431)	$(12,300)	$(52,442)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	1,056	3,003	4,271	2,911
Tax effect	(407)	(1,157)	(1,646)	(1,121)
Reclassification of gains recognized in net income	(24)	(735)	(2,396)	(1,236)
Tax effect	10	283	924	476
Reclassification of impairment on equity securities	-	-	186	-
Tax effect	-	-	(72)	-
Net of tax amount	635	1,394	1,267	1,030
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(187)	(245)	(795)	356
Tax effect	72	95	306	(137)
Reclassification of gains (losses) recognized in net income (loss), net:
Reclassified into income	71	69	221	157
Tax effect	(27)	(28)	(85)	(62)
Amortization of terminated floor contract	-	-	-	(229)
Acquisition premium on interest rate cap contract, net of amortization	(5)	3	(11)	(399)
Tax effect	2	(1)	4	154
Net of tax amount	(74)	(107)	(360)	(160)

Total other comprehensive income	561	1,287	907	870

Comprehensive income	$(7,389)	$856	$(11,393)	$(51,572)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Deficit)	Income	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2009	42,750	$41,060	16,787,675	$119,282	$(41,430)	$3,085	$121,997
Net income (loss)	-	-	-	-	(12,300)	-	(12,300)
Other comprehensive income, net of tax	-	-	-	-	-	907	907
Restricted stock issued	-	-	24,950	-	-	-	-
Stock-based compensation	-	-	-	93	-	-	93
Preferred stock dividend	-	-	-	-	(1,603)	-	(1,603)
Preferred stock accretion of discount	-	295	-	-	(295)	-	-

Balance at September 30, 2010	42,750	$41,355	16,812,625	$119,375	$(55,628)	$3,992	$109,094

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities
Net loss	$(12,300)	$(52,442)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,241	3,344
Provision for loan losses	32,500	16,000
Net proceeds from sales of loans held for sale	70,465	136,345
Originations of loans held for sale	(73,133)	(136,900)
Gain from mortgage banking	(1,468)	(1,688)
Stock-based compensation	93	191
Net increase in cash surrender value of life insurance	(803)	(835)
Realized gain on sale of available for sale securities, net	(2,396)	(1,236)
Realized loss on impairment of investment securities available for sale	186	-
Realized loss in equity investment security	-	404
Realized (gain) loss on sale of premises and equipment	11	(57)
(Gain) loss on economic hedges	453	(26)
Deferred income taxes	(794)	(647)
Realized gain on sales of foreclosed assets	(452)	(63)
Writedowns in carrying values of foreclosed real estate	1,198	889
Goodwill impairment	-	49,501
Changes in assets and liabilities:
Increase in other assets	(911)	(5,491)
Decrease in other liabilities	(675)	(1,495)
Total Adjustments	27,515	58,236

Net Cash Provided by (Used in) Operating Activities	15,215	5,794

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	29,623	(19,612)
Purchase of:
Available-for-sale investment securities	(199,440)	(201,897)
Held-to-maturity investment securities	(23,466)	-
Proceeds from maturities and calls of:
Available-for-sale investment securities	128,540	113,877
Held-to-maturity investment securities	5,273	21,237
Proceeds from sale of:
Available-for-sale investment securities	93,928	69,846
Purchase of Federal Home Loan Bank stock	-	(421)
Proceeds from sales of Federal Home Loan Bank stock	702	384
Net decrease in loans	9,738	31,663
Capitalized cost in foreclosed real estate	-	(626)
Purchases of premises and equipment	(564)	(5,083)
Proceeds from disposal of premises and equipment	92	58
Proceeds from sales of foreclosed assets	9,087	8,331

Net Cash Provided by Investing Activities	53,513	17,757

Cash Flows from Financing Activities
Net increase in transaction accounts and savings accounts	21,828	70,613
Net decrease in time deposits	(18,288)	(9,253)
Net decrease in short-term borrowings	(39,862)	(75,756)
Proceeds from long-term borrowings	-	16,250
Repayment of long-term borrowings	(16,375)	(25,122)
Preferred dividends paid	(1,603)	(1,881)
Cash dividends paid	-	(664)

Net Cash Provided by (Used in) Financing Activities	(54,300)	(25,813)

Net Increase (Decrease) in Cash and Due From Banks	14,428	(2,262)
Cash and Due From Banks, Beginning of Period	30,184	25,215

Cash and Due From Banks, End of Period	$44,612	$22,953

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$9,746	$20,855

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities.  Operating results for the three-month and nine-month periods ended September 30, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

On July 21, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality disaggregated by portfolio segment and class of financing receivable.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s financial position and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average number of common
shares used in computing basic net
income per share	16,812,625	16,791,175	16,811,122	16,787,565

Effect of dilutive stock options	-	-	-	-

Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per share	16,812,625	16,791,175	16,811,122	16,787,565

Net income (loss) Available to Common
Shareholders (in thousands)	$(8,583)	$(1,052)	$(14,198)	$(54,323)
Basic	(0.51)	(0.06)	(0.84)	(3.24)
Diluted	(0.51)	(0.06)	(0.84)	(3.24)

For the three months ended September 30, 2010 and 2009, net loss for determining net loss per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share amount to 630,091 and 2,342,468 shares for the three months ended September 30, 2010 and 2009, respectively and 630,091 and 2,342,468 shares for the nine months ended September 30, 2010 and 2009, respectively.  These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009 due to the Company’s loss position for those periods.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$45,250	$601	$-	45,851
Mortgage-backed securities	167,849	4,061	324	171,586
Municipals	64,848	3,789	22	68,615
Trust preferred securities	4,252	12	1,023	3,241
Common stocks and mutual funds	2,719	324	27	3,016
Other	1,000	-	-	1,000
	$285,918	$8,787	$1,396	$293,309

Securities held to maturity:
Mortgage-backed securities	$861	$47	$-	$908
Municipals	18,261	252	59	18,454
Corporate Bonds	10,000	5	101	9,904
	$29,122	$304	$160	$29,266

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780

Securities held to maturity:
U. S. government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

For the three months and nine months ended September 30, 2010, sales of securities available for sale resulted in gross realized gains of $28 thousand and $2.4 million, respectively and $5 thousand in gross unrealized losses for each period.  These investment sales generated $537 thousand and $93.9 million in proceeds during these respective periods.  Sales of securities available for sale for the three months and nine months ended September 30, 2009 resulted in $735 thousand and $1.3 million, respectively, in realized gains and none and $48 thousand in realized losses, respectively.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
Mortgage-backed securities	$36,257	$324	$-	$-	$36,257	$324
Municipals	2,562	20	113	2	2,675	22
Trust preferred securities	-	-	2,228	1,023	2,228	1,023
Common stocks and mutual funds	-	-	42	27	42	27

Total temporarily impaired
securities	$38,819	$344	$2,383	$1,052	$41,202	$1,396

Securities held to maturity:
Municipals	$4,123	$59	$-	$-	$4,123	$59
Corporate Bonds	5,686	101			5,686	101

Total temporarily impaired
securities	$9,809	$160	$-	$-	$9,809	$160

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
U. S. government agencies	$27,131	$560	$-	$-	$27,131	$560
Mortgage-backed securities	15,414	256	-	-	15,414	256
Municipals	6,881	102	-	-	6,881	102
Trust preferred securities	1,770	1,230	1,106	146	2,876	1,376
Common stocks and mutual funds	69	198	403	97	472	295
Other	993	7	-	-	993	7

Total temporarily impaired
securities	$52,258	$2,353	$1,509	$243	$53,767	$2,596

Securities held to maturity:
Municipals	$497	$3	$-	$-	$497	$3

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At September 30, 2010, there were four investment securities with aggregate fair values of $2.4 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.1 million with a $945 thousand unrealized loss due to changes in the level of market interest rates.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010.  The fair value of this security increased slightly from the second quarter of 2010, although the unrealized loss remained significant.  Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity.  The unrealized losses are reflected in other comprehensive income.  The common stock and mutual funds category had one equity security with an unrealized loss of $27 thousand for more than twelve months at September 30, 2010.  Due to the amount of the loss and the ability of the security to recover its value in the near future, the Company did not consider this investment “other-than-temporarily” impaired.  The Company determined one marketable equity security was “other-than-temporarily” impaired during the first quarter and recognized a $186 thousand write-down on the investment.  The investment had been carried at a basis of $268 thousand and had a fair value of $82 thousand after the write-down.  Given sales of a portion of this equity security, the fair value of the investment was $42 thousand at September 30, 2010 with an unrealized loss of $28 thousand.  The Company recorded a loss of $404 thousand in the first quarter of 2009 to write-off its equity investment in Silverton Bank, N.A.

Note 3 – Investment Securities (continued)

The amortized cost and fair values of securities available for sale and held to maturity at September 30, 2010 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$3,633	$3,659	$101	$102
Due after one but through five years	11,943	12,127	1,004	1,078
Due after five but through ten years	56,958	58,279	11,661	11,617
Due after ten years	37,564	40,401	15,495	15,561
Mortgage-backed securities	167,849	171,586	861	908
Trust preferred securities	4,252	3,241	-	-
Common stocks and mutual funds	2,719	3,016	-	-
Other	1,000	1,000	-	-

	$285,918	$293,309	$29,122	$29,266

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $9.1 million and $9.8 million at September 30, 2010 and at December 31, 2009, respectively.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  Prior to the announcement the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, the FHLB announced that it would repurchase up to $300 million of members’ excess stock on July 15, 2010 and August 17, 2010.  On those dates, the Company actually received $352 thousand and $349 thousand, respectively, as its portion of those repurchases of excess stock.  The FHLB has paid a cash dividend to its members for the past four consecutive quarters, beginning the second quarter 2009.  On July 30, 2010, the FHLB paid a cash dividend to its members for the second quarter of 2010 at an annualized rate of 0.44%.  At September 30, 2010 (the most recent date available), the FHLB was in compliance with all of its regulatory capital requirements.  Management believes that our investment in FHLB stock was not impaired as of September 30, 2010.  There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

Note 4 – Loans

Following is a summary of loans:

	At September 30,		At December 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Amounts in thousands)
Residential mortgage loans	$367,207	31.0%	$395,586	32.2%
Commerical mortgage loans	462,431	39.1%	455,268	37.0%
Construction loans	174,031	14.7%	178,239	14.5%
Commercial and industrial loans	162,629	13.7%	183,319	14.9%
Loans to individuals	17,455	1.5%	17,863	1.4%
Subtotal	1,183,753	100.0%	1,230,275	100.0%
Less: Allowance for loan losses	(35,100)		(29,638)
Net loans	$1,148,653		$1,200,637

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Balance at beginning of period	$29,609	$19,390	$29,638	$18,851

Provision for loan losses	17,000	6,000	32,500	16,000

Charge-offs	(12,245)	(4,721)	(29,069)	(14,316)
Recoveries	736	138	2,031	272

Net charge-offs	(11,509)	(4,583)	(27,038)	(14,044)

Balance at end of period	$35,100	$20,807	$35,100	$20,807

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Amounts in thousands)

Nonaccrual loans	$76,600	$35,535	$22,697
Restructured loans - nonaccruing	15,498	2,197	-
Restructured loans - accruing	6,611	-	-
Total nonperforming loans	98,709	37,732	22,697

Foreclosed assets	19,385	19,634	18,069

Total nonperforming assets	$118,094	$57,366	$40,766

Management estimates the allowance for loan losses required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.  The allowance consists of several components.  One component is for loans that are individually classified as impaired which may result in a need for specific valuation allowances.  The other components are for collective loan impairment based on the portfolio historical loss experience which generates a general valuation allowance.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  We further enhanced our methodology for the calculation of the general valuation allowance by more heavily weighting the most recent twelve months historical loss experience in our third quarter 2010 calculation of the general valuation component of our ALLL.  While the general valuation allowance component increased $7.6 million sequentially during the third quarter of 2010, the impact of this change in the weighting of the historical loss experience was to increase the third quarter provision for loan losses and the resulting allowance balance by approximately $5.0 million.

Note 4 – Loans (continued)

At September 30, 2010, the Company had loans with a book value of $86.0 million that have been individually evaluated for impairment.  A corresponding valuation allowance of $9.5 million has been provided for these loans determined to be impaired with an outstanding balance of $47.7 million.  Based upon extensive analyses of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional specific valuation allowance credits were deemed necessary.

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

Note 6 – Borrowings

The following is a summary of our borrowings at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$36,250	$31,250
Repurchase agreements	4,394	14,861
Other borrowed funds	4,971	39,366
	$45,615	$85,477

Long-term borrowings
FHLB advances	$56,851	$73,226
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$182,728	$199,103

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
SBIC income and management fees	$126	$171	$625	$366
Increase in cash surrender value of life insurance	268	257	803	835
Loss and net cash settlement on economic hedges	(384)	316	(453)	(618)
Other	211	251	668	835
	$221	$995	$1,643	$1,418

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
FDIC deposit insurance	$561	$820	$1,662	$2,399
Postage, printing and office supplies	163	211	558	699
Telephone and communication	232	246	666	694
Advertising and promotion	237	188	800	839
Data processing and other outsourced services	223	206	665	570
Professional services	849	528	2,288	1,711
Buyer incentive plan	10	480	413	1,050
Loss on early extinguishment of debt	-	-	-	472
Gain on sales of foreclosed assets	(131)	6	(452)	(63)
Expenses of managing foreclosed assets	405	196	1,353	537
Writedowns on foreclosed assets	123	542	1,198	889
Other	1,440	1,511	4,536	4,484
	$4,112	$4,934	$13,687	$14,281

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

Note 9 – Common Stock Repurchase Programs

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the third quarter in 2010, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

Note 10 – Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	September 30, 2010		December 31, 2009
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$291	$65,000	$939	$65,000
Currency Exchange Contracts	(795)	10,000	(847)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(546)	10,000	(402)	10,000
Interest rate cap contracts	60	22,500	489	22,500
	$(990)	$107,500	$179	$107,500

See Note 12 for additional information on fair values of net derivatives.

The following table further breaks down the derivative positions of the Company:

	For the Nine Months Ended September 30, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$60
Interest rate swap contracts	Other Assets	291	Other Liabilities	$546

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	795
Total derivatives		$351		$1,341
Net Derivative Asset (Liability)				$(990)

	For the Year Ended December 31, 2009
	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$489
Interest rate swap contracts	Other Assets	939	Other Liabilities	$402

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	847
Total derivatives		$1,428		$1,249
Net Derivative Asset (Liability)				$179

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended September 30, 2010
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(187)	Interest Expense	$(71)

For the Nine Months Ended September 30, 2010
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(795)	Interest Expense	$(221)

For the Three Months Ended September 30, 2009
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(245)	Interest Expense	$(69)

For the Nine Months Ended September 30, 2009
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$356	Interest Expense	$(157)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the three months and nine months ended September 30, 2010 and 2009.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges.

For the Three Months Ended September 30, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(385)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$330

For the Nine Months Ended September 30, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(453)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$1,567

For the Three Months Ended September 30, 2009
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(93)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$569

For the Nine Months Ended September 30, 2009
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(26)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$782

The maturity dates for the two interest rate cap contracts are November 23, 2010 and February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013.  The interest rate swaps on certificates of deposit have maturity dates of February 26, 2024, July 28, 2024, July 28, 2025, August 27, 2030 and September 30, 2030.  Three new derivative contracts were entered into during the third quarter of 2010.  Interest rate swaps with original maturity dates of July 28, 2024, August 28, 2024 and July 9, 2029 were called during the third quarter.

Note 10 – Derivatives (continued)

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $7.1 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at September 30, 2010.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 5% to 25%, depending upon the nature of the loans, were subtracted to reflect the illiquid and distressed conditions at September 30, 2010 and December 31, 2009.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$44,612	$44,612	$30,184	$30,184
Federal funds sold and other interest-bearing deposits	1,646	1,646	31,269	31,269
Investment securities available for sale	293,309	293,309	312,780	312,780
Investment securities held to maturity	29,122	29,266	10,919	11,180

Loans	1,148,653	1,168,524	1,200,637	1,226,248
Market risk/liquidity adjustment	-	(50,751)	-	(34,055)
Net loans	1,148,653	1,117,773	1,200,637	1,192,193

Investment in life insurance	29,568	29,568	28,766	28,766
Accrued interest receivable	6,107	6,107	7,403	7,403

Financial liabilities:
Deposits	1,317,610	1,324,829	1,314,070	1,334,468
Short-term borrowings	45,615	45,615	85,477	85,827
Long-term borrowings	182,728	189,454	199,103	203,987
Accrued interest payable	2,169	2,169	3,318	3,318

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	990	990	(179)	(179)

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At September 30, 2010 and December 31, 2009, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$45,851	$-	$45,851	$-
Mortgage-backed securities	171,586	-	171,586	-
Municipals	68,615	-	68,615	-
Trust preferred securities	3,241	-	3,241	-
Common stocks and mutual funds	3,016	42	-	2,974
Other	1,000	-	1,000	-
Net Derivatives	(990)	-	(195)	(795)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,288	$-	$57,288	$-
Mortgage-backed securities	182,100	-	182,100	-
Municipals	66,259	-	66,259	-
Trust preferred securities	2,876	-	2,876	-
Common stocks and mutual funds	3,264	472	-	2,792
Other	993	-	993	-
Net Derivatives	179	-	1,026	(847)

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents reconciliation for the period of January 1, 2010 to September 30, 2010, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Dollars in Thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2010	$2,792	$(847)
Total realized and unrealized gains or losses:
Included in earnings	-	52
Included in other comprehensive income	182	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$2,974	$(795)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being U.S. government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.  No securities were transferred between level 1 and level 2 during the three months and the nine months ended September 30, 2010.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$38,157	$-	$-	$38,157

Foreclosed assets	19,385	-	-	19,385

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$19,322	$-	$-	$19,322

Foreclosed assets	19,634	-	-	19,634

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired, if required, based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan.  At September 30, 2010, loans with a book value of $86.0 million were evaluated for impairment.  Of this total, $47.7 million required a specific allowance totaling $9.5 million for a net fair value of $38.2 million.  The methods used to determine the fair value of these loans were considered level 3.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 3%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 5%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.  However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 9, 2010	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 9, 2010	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)