Form 10-K
period 2010-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2011-03-24
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Large accelerated filer ☐          Accelerated filer ☐              Non-accelerated filer ☐               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35.3 million.

As of February 28, 2011, the registrant had outstanding 16,838,125 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2011 to be mailed to shareholders within 120 days of December 31, 2010.	Part III

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

At December 31, 2010, the Company had total assets of $1.7 billion, net loans of $1.1 billion, deposits of $1.3 billion and shareholders’ equity of $92.3 million.  The Company had net income (loss) available to common shareholders of ($25.7) million, ($65.7) million and $5.7 million and diluted earnings (loss) per common share of ($1.53), ($3.91) and $0.33 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In our fourteen years of existence, the Company has:

•	Established a reputation for superior service to our customers and the communities in which we operate;
•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina;
•	Maintained third position in deposit market share in our home base of Forsyth County and third position in the aggregate in markets where we have a presence; and
•	Acquired The Community Bank, Pilot Mountain, North Carolina, in January 2004, raising our assets at that time to over $1.0 billion and increasing the number of our banking offices.

The website for the Bank is www.smallenoughtocare.com.  Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.”  In March 2011, the Company changed its status to a bank holding company.  See “Supervision and Regulation” below.  The Company and the Bank are organized under the laws of North Carolina.  The Federal Deposit Insurance Corporation insures the Bank’s deposits up to applicable limits.  The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500.  Our common stock and one of our trust preferred security issues are traded on the NASDAQ Global Select Market System under the symbols “SCMF” and “SCMFO”, respectively.

Our Market Area

The Company’s primary market areas are the Piedmont Triad area of North Carolina, Mooresville (the Charlotte area), Asheville (Western Mountains of North Carolina) and Raleigh (in the Research Triangle region of the eastern Piedmont of North Carolina).  The Piedmont Triad is a twelve county region located in north central North Carolina and the three largest cities in the region are: Winston-Salem (where our headquarters is located), Greensboro and High Point.  The US Census Bureau showed North Carolina had a population growth of 18.5% for the decade concluding with the 2010 census.  The US Census has projected that North Carolina will become the seventh most populous state by 2030 with over 12.2 million residents.  As of July 2009, Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina according to the NC State Data Center.  Greensboro is the largest city in Guilford County and the third largest city in North Carolina; while High Point is the second largest city in Guilford County and the eighth largest city in North Carolina according to the July 2009 estimates of the NC Data Center.  The NC Data Center estimated the July 2009 population of Forsyth County to exceed 355 thousand and the population of Guilford County to exceed 475 thousand.  The populations of Forsyth County and Guilford County are projected to grow to 475 thousand and 632 thousand, respectively, by 2030.

The Piedmont Triad is the economic hub of northwest North Carolina.  For fiscal year 2010/2011, the US Department of Housing and Urban Development estimated that the median family income ranged from a low of $50,400 in the Surry County area to a high of $59,800 in the Winston-Salem metropolitan area.  The Piedmont Triad has a very balanced and diversified economy and a work force that exceeded 788 thousand in November 2010, according to the NC Employment Security Commission.  Approximately 99% of the work force is employed in nonagricultural wage and salary positions.  According to the NC Employment Security Commission, the major employment sectors in the second quarter of 2010 were healthcare (14.2%), manufacturing (14.8%), trade (15.6%), government (5.0%), financial (4.3%) and construction (4.3%).  During 2010, NC Employment Security Commission statistics showed that the unemployment rate in the Piedmont Triad varied from a low of 9.6% in October to a high of 12.3% in February.

The Raleigh-Cary metropolitan statistical area is the fastest growing metropolitan statistical area (MSA) in North Carolina.  The NC Data Center estimated the July 2009 population of Wake County to exceed 892 thousand.  The Wake County population is projected to grow to 1.47 million by 2030.  The US Department of Housing and Urban Development estimated the area’s 2010/2011 median family income to be $77,700.  According to the NC Employment Security Commission, the major employment sectors in the second quarter of 2010 were healthcare (10.5%), manufacturing (4.4%), trade (15.6%), government (9.5%), financial (4.3%) and construction (5.6%).  According to the NC Employment Security Commission, the labor force in the Raleigh-Cary MSA exceeded 553 thousand in November 2010 and the unemployment rate during 2010 varied from a low of 7.6% in January to a high of 9.6% in February.

The Charlotte MSA is the third fastest growing MSA in North Carolina.  The NC Data Center estimated the July 2009 population of Mecklenburg County to exceed 894 thousand.  The Mecklenburg County population is projected to grow to over 1.2 million by 2030.  The US Department of Housing and Urban Development estimated the area’s 2010/2011 median family income to be $67,200.  According to the NC Employment Security Commission, the major employment sectors in the second quarter of 2010 were healthcare (12.0%), manufacturing (8.0%), trade (16.6%), government (4.0%), financial (7.1%) and construction (4.9%).  According to the NC Employment Security Commission, the area’s labor force exceeded 848 thousand in November 2010 and the unemployment rate during 2010 varied from a low of 10.2% in October to a high of 12.8% in January and February.  Mooresville is located in the Lake Norman area, north of Charlotte.

Asheville is the largest city in Western North Carolina and the thirteenth largest city in North Carolina, according to the July 2009 estimates of the NC Data Center, with an estimated population of almost 80 thousand.  The US Department of Housing and Urban Development estimated the median family income in the area to be $55,400 for 2010/2011.  The Asheville MSA has a balanced and diversified economy.  According to the US Bureau of Labor Statistics, the major employment sectors in the second quarter of 2010 were education and health services (27.5%), government (6.2%), retail (13.5%), leisure and hospitality (11.7%), manufacturing (10.9%), and construction (4.6%).  According to the NC Employment Security Commission, the Asheville MSA’s labor force exceeded 204 thousand in November 2010 and the unemployment rate during 2010 varied from a low of 7.5% in October to a high of 10.2% in February.

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

Southern Community Bank, along with others in our industry and our community, has been adversely impacted by the current and challenging economic cycle.  During the past three years, we have concentrated our efforts on managing our problem assets.  Our strategy during this economic downturn has been to focus on promptly identifying and resolving nonperforming loans and reducing our inventory of foreclosed real estate.  Many of our borrowers were significantly affected by a weak economy, and we have been working closely with them during this economic downturn to achieve acceptable solutions.

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

In November 2003, Southern Community Capital Trust II publicly issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital and to support the growth and operations of our subsidiary bank.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  The Company has announced that as of February 16, 2011 payment of interest on these securities will be deferred until reestablished by management.  Due to the non-payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III, a newly formed subsidiary of the Company, as part of a pooled trust preferred security.  The Trust issuer invested the total proceeds from the sale of the trust preferred securities (the “Trust III Securities”) in junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The payment of interest for these securities has also been deferred with the same provisions described above for Trust II securities.  While interest to shareholders is deferred, required interest payments for the derivative contract will continue to be paid.  The dividends paid to holders of the Trust III Securities, which are recorded as interest expense, are deductible for income tax purposes.  The Trust III Securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds that qualify as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For us, this Tier 1 limit was $34.0 million at December 31, 2010.  The $10.5 million in excess of that 25% limitation qualifies as Tier 2 supplementary capital on our books.

The Bank has interests in two unconsolidated entities (VCS Management LLC and SCP Advisor LLC) to house its investment in its SBIC activities.  VCS Management, LLC was formed in March 2000 as the managing general partner of what is now known as Salem Capital Partners, L.P. (“SCP I”), a small business investment company (SBIC) licensed by the Small Business Administration.  The Bank has invested $1.7 million in SCP I, which has a total of $9.2 million of invested capital from various private investors including the Bank.  The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its funds available for investment.  The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments.  The Bank shares in any earnings of the partnership through its investment in the partnership.  During 2006, Salem Capital Partners II, L.P., now Salem Halifax Capital Partners, LP (“SHCP”), was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I.  Through December 31, 2010, the Bank has contributed $1.2 million of its $2.0 million capital commitment to SHCP.  As of January 2011, SCP II has commitments for $35.0 million from various private investors, including the $2.0 million from the Bank.  In connection with the formation of SHCP, a new entity, SCP Advisor LLC, was formed as the management company for both SCP I and SHCP with the Bank having 15% ownership.  VCS Management, LLC is currently dormant and only receives the Bank’s portion of any carried interest from SCP I.  For the year ended December 31, 2010, the Company earned $631 thousand, or 0.9% of total revenue, from its SBIC activities, including income from the investments in SCP I and SCHP and SBIC management fees.  The revenue stream from SBIC activities has been irregular over the past two years due to the impact of economic conditions on certain portfolio companies compared with substantial gains from the exit of certain portfolio investments during 2007.

Competition

The activities in which the Bank engages are highly competitive.  Commercial banking in North Carolina is extremely competitive due to early adoption of state laws which permitted statewide branching.  Consequently, many commercial banks have branches located in several communities.  One of the largest regional commercial banks in North Carolina and one savings institution also have their headquarters in Winston-Salem.  Currently, we operate branches in Buncombe, Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina.  In June 2010, there were 739 branches operated by fifty-one banks and eleven savings institutions in these nine counties with approximately $49.8 billion in deposits.  On that date, deposits of the Bank were $1.3 billion for a 2.61% market share.  The top three deposit market share leaders in this market area account for 56.9% of deposits.  Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to the Bank.  Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

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

Employees

During 2010, all employees of the Company were compensated by the Bank.  At December 31, 2010, the Bank employed 301 full-time equivalent persons (including our executive officers).  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider our relationship with our employees to be good and extremely important to our long-term success.  The Board and management continually seek ways to enhance employee benefits and the well being of employees.

SUPERVISION AND REGULATION

On March 3, 2011, the Company applied with the Federal Reserve Bank to change its status from a financial holding company to a bank holding company because it was no longer eligible to be a financial holding company due to the regulatory condition of the Bank and the Company had not utilized any of the powers to operate financial holding company non-bank subsidiaries.  The Federal Reserve Bank approved the Company’s change in status to a bank holding company on March 14, 2011.  The Bank is a North Carolina chartered banking corporation which is not a member of the Federal Reserve System.  Banking is a complex, highly regulated industry.  The primary goals of bank regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Southern Community Financial Corporation

As stated above, Southern Community Financial Corporation has applied to change its status to a bank holding company from that of a financial holding company.  As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve.  We are required to file annual and other reports with, and furnish information to, the Federal Reserve.  The Federal Reserve may conduct periodic examinations of the parent holding company and may examine any of its subsidiaries, including the Bank.

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

A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company.  A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.  Formerly, Southern Community Financial Corporation elected, and was authorized by the Federal Reserve, to be a financial holding company until its recent application to cease its financial holding company status and return to being a bank holding company.

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

In connection with the Consent Order executed on February 16, 2011 with the FDIC and the North Carolina Commissioner of Banks (NCCOB), the Federal Reserve notified the Company’s management and Board of Directors in January 2011 that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.

Interstate Acquisitions.   Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain deposit concentration limits.  In addition, North Carolina banking laws permit a bank holding company that owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina.  In any event, federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina.

Capital Adequacy.   The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150.0 million.  The Federal Reserve’s capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets.  Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%.  In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks.  The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio.  However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.  As of December 31, 2010, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.42%, 9.35% and 11.75%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets.  The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities.  The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.  As of December 31, 2010, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities from Trust II, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries.  A portion of the Company’s trust preferred securities from Trust III also qualifies as Tier I regulatory capital although they are part of a pooled transaction.  The junior subordinated debentures related to Trust III do not qualify as Tier 1 regulatory capital.  The Federal Reserve limits restricted core capital elements to 25% of all core capital elements.  As of December 31, 2010, $34.0 million of the total $44.5 million in trust preferred securities counted as Tier 1 capital and the remaining $10.5 million as Tier 2 supplementary capital.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and thereafter without restriction.  Effective February 14, 2011, the Company elected to defer the payment of these quarterly dividends to the United States Department of the Treasury.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank.  Our primary source of income is dividends paid by the Bank.  We must pay all of our operating expenses from funds we receive from the Bank.  North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.  Therefore, shareholders may receive dividends from us only to the extent that funds are available at the holding company or from our subsidiary bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since we are required to maintain adequate regulatory capital of our own and are expected to serve as a source of financial strength and to commit resources to our subsidiary bank.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under the CPP, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.  On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors voted to suspend payment of a quarterly dividend to common shareholders.  In January 2011, the Federal Reserve notified the Company that payment of all dividends and interest payments on trust preferred securities require prior approval of the Federal Reserve.  The Board will determine when the payment of a quarterly cash dividend may be appropriate.

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

Treasury Regulations.  In June 2009, the United States Treasury Department adopted new rules to implement the requirements of the American Recovery and Reinvestment Act of 2009 which added a number of obligations to institutions that hold investments under the CPP, such as the Company, that are in addition to those agreed to by the Company at the time of the Treasury investment.  Among other things, these rules require that the Compensation Committee of the Board meet at least every six months and undertake various reviews of the risks presented to the Company by its compensation practices; increase the number of employees subject to clawback of incentive compensation in the event of inaccurate financial statements by the Company; prohibit the Company from paying any severance compensation to certain executives even where the Company has a contractual obligation to make those payments; limits the amount of incentive compensation payments to certain executives and only permits those payments in the form of restricted stock; requires the Company to permit a non-binding shareholder vote on the Company’s executive compensation; requires the Company to adopt an excessive or luxury expenditures policy; prohibits the Company from paying any tax gross-ups on compensation for certain executives; and requires the Company to identify a number of its most highly compensated employees.

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina.  As a North Carolina bank, our subsidiary bank is subject to regulation, supervision and regular examination by the NCCOB.  The Bank is also subject to regulation, supervision and regular examination by the FDIC.  The FDIC and the NCCOB have the power to enforce compliance with applicable banking statutes and regulations.  These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

On February 16, 2011, the Bank entered into a Consent Order with the FDIC and the NCCOB.  Under the terms of the Consent Order, the Bank has agreed to develop and submit for approval written plans to:  (1) strengthen Board oversight of the management and operations of the Bank; (2) comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital; (3) strengthen credit risk management practices; (4) reduce over a two-year period the Bank’s risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination; (5) reduce any undue concentration of credit in the Bank’s loan portfolio; (6) provide for improved management of the Bank’s funds management practices; and (7) identify and develop the Bank’s long-term strategic plan for asset growth, market focus, earnings projections, capital needs, and liquidity position.

In addition, the Bank has agreed that it will: (1) notify the FDIC and NCCOB in writing when it proposes to make changes to the Bank’s directors or senior executive officers; (2) not make any distributions of interest or principal on subordinated debentures or declare or pay any dividends or bonuses without the prior written approval of the FDIC and NCCOB; (3) not undertake asset growth in excess of 10% or more per year or other material changes in asset and liability composition without prior notice to the FDIC and NCCOB; (4) not extend additional credit to or for the benefit of borrowers who have a loan that has been charged-off or adversely classified, in whole or in part, and is uncollected, except under certain circumstances and with the prior approval of a majority of the Board of Directors or a Board committee; (5) eliminate all assets classified as “loss” and 50% of those assets classified as “doubtful” in the Bank’s most recent Report of Examination; (6) not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC; (7) provide for the maintenance of an adequate allowance for loan losses; (8) strengthen lending and collection policies and provide for the ongoing internal loan review and grading of the Bank’s loan portfolio; and (9) eliminate or correct all deficiencies noted in the recent Report of Examination and ensure future compliance with applicable laws and regulations.

The Board of Directors of the Bank is also required under the Consent Order to retain an independent consultant to conduct an analysis and assessment of the Bank’s Board, management, key staff performance and related staffing needs.  The consultant will provide a report to the Board of Directors, the FDIC and the NCCOB.  Following receipt of the consultant’s report, the Board must submit a management plan to the FDIC and the NCCOB that addresses the findings and recommendations in the report.  Following its approval by the FDIC and NCCOB, the Board will implement and follow the management plan.

The foregoing description of the Consent Order is a summary of its material terms and does not purport to be a complete description of all of its terms.

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.

The Bank has already undertaken the following actions, among other things, to comply with the Consent Order:

•
As of December 31, 2010, the Bank had reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (17%) exceeding its scheduled reduction at its first measurement point (15% reduction within 180 days after the effective date of the Consent Order, which was February 16, 2011).

•	By December 31, 2010, the Bank had eliminated all assets classified as “loss” and the appropriate portions of those assets classified as “doubtful” in the Bank’s most recent Report of Examination.
•
Throughout the third and fourth quarters of 2010 and continuing into the first quarter of 2011, the Bank has taken a number of measures to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.

In addition, the Bank expects to fully comply with the minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital upon the first quarter-end measurement date (March 31, 2011) within 120 days of the effective date of the Consent Order.  To achieve near term and longer term compliance with these minimum capital requirements, management may utilize any combination of the following strategies:

•	Balance sheet shrinkage through net loan run-off and reduction in brokered deposits;
•	Risk-weighted asset restructuring;
•	Down streaming cash resources from parent holding company as capital contributions to the Bank;

•	Future profitability at the Bank; and
•	Raising additional capital.

As of December 31, 2010, the parent holding company had $5.6 million in cash and investment securities, net of short term liabilities, available to be invested into the Bank to bolster capital levels.

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

Federal law provides for nationwide interstate banking and branching, subject to certain deposit concentration limits that may be imposed under applicable state laws.  Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states.  Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production.  These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements.  Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts.  During 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves were required on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess.  These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2011, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves are required on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess.  Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income.  As of December 31, 2010, the Bank met its reserve requirements.

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

Dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank.  The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations.  The dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements (including those in the Consent Order) and general business conditions.  In connection with the Board’s March 24, 2009 decision to suspend the Company’s quarterly cash dividends to common shareholders, the Board suspended the Bank’s quarterly cash dividends to the Company.  In lieu of Bank dividends, the Company utilized some of its cash resources obtained from its issuance of preferred stock through the Treasury’s CPP to fund its expenses and debt obligations.

As well as the restriction on the payment of dividends contained in the recent Consent Order discussed above, the ability of the Bank to pay dividends is restricted under applicable law and regulations.  Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

The exact amount of future dividends paid to the Company by the Bank will be conditioned upon the Consent Order and its restrictions being lifted and thereafter will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year.  The satisfaction and lifting of the current regulatory restrictions and the restoration of sufficient future Bank profitability cannot be accurately estimated or assured.

Capital Adequacy.  As a provision of the Consent Order discussed above, the Bank must comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital commencing 120 days from the effective date of the Consent Order.  With respect to the Bank’s regulatory capital ratios as of December 31, 2010, the Tier 1 leverage capital ratio and the total risk-based capital ratios were 7.83% and 11.14%, respectively.  As stated above, the Bank expects to fully comply with these minimum regulatory capital requirements at March 31, 2011, which will be the first quarter-end measurement date subsequent to the signing of the Consent Order.  In the event, either capital ratio falls below the established minimum during the life of the Consent Order, the Bank will be required to increase capital in an amount sufficient to comply with the minimum capital ratio within ninety days.

Changes in Management.  Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective.  During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer.  As a provision of the Consent Order discussed above, the Bank is subject to these requirements.

Enforcement Authority.  The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices.  These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports.  These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss.  As disclosed above, the Consent Order contains provisions that restrict the Bank’s growth and require reductions in the Bank’s adversely classified assets as shown in the Bank’s most recent Report of Examination.

Prompt Corrective Action.  Banks are subject to restrictions on their activities depending on their level of capital.  Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital.  Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of ten percent or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level, as is the case with the Bank.  Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more).  Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent.  Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent.  Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent.  In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification.  “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits.  The FDIC may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  As disclosed above, under the terms of the Consent Order, the Bank will not accept, renew or rollover any brokered deposit without a waiver from the FDIC.  As of December 31, 2010, the Bank has $185.8 million of brokered certificates of deposit and $48.8 million of CDARS.

Deposit Insurance.  Prior to October 2008, the Bank’s deposits were generally insured up to $100,000 per insured non-IRA non-transaction account and up to $250,000 per IRA account by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.  The Emergency Economic Stabilization Act signed October 3, 2008 temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000.  In September 2009, the FDIC extended this temporary increase in the standard maximum deposit insurance amount to $250,000.  On July 21, 2010, the Dodd-Frank Act permanently raised the current standard maximum deposit insurance coverage to $250,000.  The Company is required to pay deposit insurance assessments set by the FDIC.  The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories.  Prior to 2009, the Bank's assessment was determined by a formula that ranged from 0.05% to 0.07% at the lowest assessment category up to a maximum assessment of 0.43% of the Bank's average deposit base, with the exact assessment determined by the Bank's assets, its capital and the FDIC's supervisory opinion of its operations.  On October 7, 2008, the FDIC announced a proposed restoration plan that increased the deposit insurance premiums for banks, while making adjustments to the formula that determines a bank’s deposit insurance premiums.  As amended in FDIC’s DIF restoration plan approved on February 27, 2009, effective April 1, 2009, the FDIC increased risk-based assessment rates uniformly by seven basis points (annualized) with banks in the best risk category paying initial base rates of 0.12% to 0.14% (annualized).  In an effort to encourage banks to limit the FDIC’s exposure, the insurance assessment rate formula will also:

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

On February 7, 2011, the FDIC adopted a revised approach to the assessment of deposit insurance premiums which, effective April 1, 2011:

•	Redefines the deposit insurance assessment base as average total assets minus average tangible equity;
•	Makes adjustments to assessment rates for unsecured debt and brokered deposits; and
•	Adopts a new rate schedule.

As a result of the Consent Order discussed above, the Bank’s assessment rate will increase materially.

Annual Disclosure Statement

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

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

Risks Related to Holding Southern Community Common Stock

If we fail to comply with regulatory orders effectively, it would negatively affect our financial condition and results of operations.

We intend to promptly address the issues raised by our regulators in connection with the Consent Order we executed with the FDIC and the NCCOB on February 16, 2011.  The Consent Order requires us to report to the regulators at least quarterly on our efforts to address, among other things, the management and oversight of the Bank, a reduction in the Bank’s classified assets and concentrations of credit, and an improvement in the Bank’s earnings.   Our prospects must be considered in light of the risks, expenses and difficulties of promptly addressing these issues.  In order to appropriately address the issues identified in the Consent Order, we must, among other things:

•	Improve our credit quality;
•	Return to sustained profitability;
•	Build our customer base focusing on profitable customer relationships;
•	Attract sufficient core deposits to reduce our reliance on brokered deposits and borrowed funds and to fund our loan growth;
•	Attract and retain qualified bank management; and
•	Build sufficient regulatory capital.

Our ability to achieve these goals will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues.  Failure to comply with the requirements of the Consent Order could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

Given the current depressed market value of our common stock, if we were required to raise additional capital, it could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2010, we had 13,187,375 million shares of additional authorized common stock available for issuance, and 957,250 million of additional authorized preferred shares available for issuance.  We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock.  We, as well as our banking regulators, continue to regularly perform a variety of capital analyses, including the preparation of stress case scenarios, taking into account our regulatory capital ratios, financial condition, and other relevant considerations.  If it becomes appropriate in order to maintain or increase our capital levels, we may opportunistically issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock.  There could also be market perceptions that we need to raise additional capital, and regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.  Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series.  Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to existing common shareholders.  The market price of our common stock could also decline as a result of sales or in anticipation of such sales.

Failure to maintain adequate capital could have a material adverse effect on our operations.

Given current economic conditions, capital resources may not be available at all or on terms acceptable to the Company if it becomes necessary in order to maintain our capital levels at or above the minimum level specified in the Consent Order (see “Supervision and Regulation”).  If the Bank fails to comply with the minimum capital levels in the Consent Order, the Bank may be subject to further restrictions.  An undercapitalized bank is subject to various restrictions depending on the extent of the lack of capital.  A bank may be prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.  Therefore, failure to maintain adequate capital could have a material adverse effect on our operations.

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

There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral.  The risk on non-payment of loans is inherent in commercial banking.  We cannot assure you that our credit approval procedures and loan monitoring procedures will adequately reduce these lending risks.  We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting our customers or the quality of our loan portfolio.  Declines in the net worth of our borrowers or the value of their loan collateral could have a continued material adverse effect on our results of operations and financial condition.

Further declines in the value of commercial and residential real estate may adversely affect our financial condition or results of operation.

Our real estate lending activities, and the exposure to fluctuations in commercial and residential real estate values, are significant.  At December 31, 2010, approximately 84.6% of the Bank’s loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located.  We have been adversely impacted by the decline in real estate values in our market during 2010.  These declines in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions who have relatively lower concentrations of real estate secured loan portfolios.  If the value of the real estate serving as collateral for our loan portfolio continues to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan.  The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers dependent on the sale or refinancing of the property.  If we restructure loans to improve the prospects of collectability, such actions may require loans to be treated as troubled debt restructurings, or non-performing loans which could adversely affect the adequacy of our allowance for loan losses and our capital.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Declines in the value of commercial and residential real estate in our markets could continue to have a material adverse effect on our results of operations and financial condition.

Our construction loans are subject to additional lending risks that could adversely affect earnings.

As of December 31, 2010, approximately 16.7% of our total loan portfolio was comprised of construction, acquisition and development loans.  In the event of a continuing general economic slowdown, these loans may have additional risk due to the borrower’s inability to repay on a timely basis.  In addition to the normal repayment risk and potential decreases in real estate values, construction lending may pose additional risks that affect repayment and the value and marketability of real estate collateral, such as:

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

Our reliance on historic loan loss experience and other assumptions related to our assessment of the adequacy of our allowance for loan losses may not be warranted under the current economic situation.  Approximately 74.1% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Historic loan losses may not be a sufficient guide given the current economic environment.  Losses may be experienced as a result of various factors beyond our control, including, among other things, overall economic conditions, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.  If our loan losses are more than what we have provided for in our loan loss assumptions, those losses could negatively affect our earnings.

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

Due to recent regulatory restrictions on us, we may be unable to pay future cash dividends or other obligations of the Company, which may have a material adverse effect on our stock price.

Our Board of Directors discontinued cash dividends on our common stock during 2009 in order to conserve our capital.  Our ability to pay cash dividends is limited by regulatory restrictions and the need to maintain sufficient capital.  In connection with the Consent Order (see “Supervision and Regulation”), the Company is restricted from paying any dividends, common and preferred, and interest payments on trust preferred securities without Federal Reserve approval.  Since the parent company has no operations, we are dependent upon our bank subsidiary as the operating company as a source of funds to pay future cash dividends.  Under the provisions of the Consent Order with the FDIC and the NCCOB (see “Supervision and Regulation”), the Bank shall not declare or pay dividends without prior regulatory approval.  As announced on February 17, 2011, the Company has suspensed the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and has deferred its quarterly interest payments on trust preferred securities to preserve cash resources at the holding company level.  However, after the deferral of six quarterly payments to the US Treasury, we are subject to the contractual imposition of conditions by the US Treasury, including the election of two new board members by the US Treasury.  The inability to pay cash dividends or the imposition of conditions by the US Treasury for failure to pay preferred stock dividends could have a material adverse effect on our stock price.

Our trading volume has been low compared with larger bank holding companies which may cause the market price of our stock to be more volatile.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended February 28, 2011 was approximately 28,849 shares.  Lightly traded stock can be more volatile than stock trading in an active public market like that for larger bank holding companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a significant number of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  In recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance.  Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our financial condition or results of operation may be adversely affected if we are required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years.  Therefore, the reserve ratio may continue to decline.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.  These developments have caused an increase to our FDIC insurance premium assessments, and the FDIC may be required to make additional increases to the assessment rates or to levy additional special assessments on us.  As a result of the Consent Order, our FDIC insurance premium assessment will increase significantly (See “Supervision and Regulation”).  Higher insurance premiums and assessments increase our costs and limit our ability to pursue certain business opportunities.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.  Significant additional FDIC insurance premium assessments could have a material adverse effect on our results of operations or financial condition.

Failure to realize our deferred tax asset could have a material adverse effect on our capital.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which requires the use of the asset and liability method.  The largest component of our net deferred tax asset at December 31, 2010 was related to the activity in our allowance for loan losses.  In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered.  Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, we increased the valuation allowance by $12.6 million to properly state our ability to realize this deferred tax asset.  The total valuation allowance as of December 31, 2010 was $14.6 million resulting in a net deferred tax asset of $2.6 million.  Our analysis of our tax position did not include future taxable earnings from operations.  Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.  The realizability of the net deferred tax asset of $2.6 million at December 31, 2010 is based on the offset of deferred tax liabilities and tax planning strategies in lieu of future taxable income from operations.

We face strong competition in our market areas, which may limit our asset growth and profitability.

The banking business in our primary market areas, in North Carolina, is very competitive.  We experience competition in both lending and attracting funds from other banks and nonbank financial institutions located within our market areas.  Some of our banking competitors are significantly larger, well-established institutions.  Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds.  For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.  We face a competitive disadvantage as a result of our smaller size, lack of multi-state geographic diversification and inability to spread our marketing costs across a broader market.  This competition may limit our asset growth and profitability.  The Consent Order restricts our asset growth without prior regulatory approval.

In addition to regulatory restrictions on the payment of dividends, government regulations may prevent or impair our ability to engage in acquisitions or operate in other ways.

We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks.  Our principal bank subsidiary, Southern Community Bank and Trust, as a state chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC.  In addition to the regulatory restrictions contained in the terms of the Consent Order (see “Supervision and Regulation”), banking regulations, designed primarily for the protection of depositors, may limit the return to you as an investor, by restricting our activities, such as:

•	Desired investments;
•	Loans we can make;
•	The possible expansion of branch offices; and
•	Possible transactions with or acquisitions by other institutions.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.  The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The US Treasury has the right to elect two directors to the Board if we defer more than six quarterly cash dividends on the preferred stock held by the US Treasury.

On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  If we defer more than six quarterly payments to the US Treasury, then the US Treasury will have the right to elect two new board members.  Directors elected by the US Treasury may not have the same interests as other shareholders and may desire the Company to take certain actions not supported by other shareholders.  We can give no assurances that directors elected to represent the US Treasury would be supportive of our management’s business plans or the interests of other shareholders.  Therefore, the election of directors to represent the US Treasury could have a material adverse effect on our business or the direction of its future prospects.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2010, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $44.5 million.  Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. In February 2011, the Company elected to defer regularly scheduled interest payments on both issues of junior subordinated debentures, related to our outstanding trust preferred securities.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Under the terms of the Consent Order, we are not allowed to pay dividends from our bank subsidiary to our holding company to fund interest payments on the debentures to the trust.

Prior to the issuance of the Consent Order (see “Supervision and Regulation”), ability to make payments on the debentures when due depended primarily on dividends received from our bank subsidiary because we are a holding company and substantially all of our assets are held by our bank subsidiary.  In addition, the holding company has utilized some of the proceeds from the Treasury’s preferred stock investment to make interest payments under the debentures during periods when the bank subsidiary has been restricted from paying dividends to the holding company due to reduced profitability.  The ability of our bank subsidiary to pay dividends is currently subject to regulatory restrictions.  If these regulatory restrictions are lifted or waived, the bank subsidiary’s ability to pay dividends will be subject to the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements.  The Company is required to obtain prior approval from regulatory bodies to borrow additional funds, issue debt instruments, issue and sell shares of preferred stock or engage in other types of financing activities at the holding company level.

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

As we announced in February 2011, we have elected to defer interest payments on the debentures.  As long as we are not in default under the indenture relating to the debentures, we may, at one or more times, defer interest payments on the debentures for up to 20 consecutive quarters.  If we defer interest payments on the debentures, the trust will defer distributions on the Trust II Securities during any deferral period.

As we defer interest payments, holders of the Trust II Securities will still be required to recognize the deferred interest amounts as income.

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

As we defer interest payments, the market price of the Trust II Securities will likely be adversely affected.  The Trust II Securities may trade at a price that does not fully reflect the value of accrued but unpaid interest on the debentures.  If holders of the Trust II Securities sell the securities during a deferral period, they may not receive the same return on investment as someone who continues to hold the Trust II Securities.  Because of our right to defer interest payments, the market price of the Trust II Securities may be more volatile than the market prices of other securities without a deferral feature.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2010, we operated out of twenty-two banking offices, six operations/administrative offices, and one lending office.  All banking offices have ATMs.  A summary of our offices is as follows:

	Approximate Square Footage	Year Established or Acquired	Owned or Leased
Banking Offices:

Asheville, North Carolina 1751 Hendersonville Road	9,821	2009	Owned

Clemmons, North Carolina 6290 Towncenter Drive	3,800	2004	Owned

Dobson, North Carolina 201 West Kapp Street	2,800	1995	Owned

Greensboro, North Carolina 1505 Highwoods Blvd.	9,800	2005	Owned

High Point, North Carolina 2541 Eastchester Drive	3,000	2003	Owned

Jonesville, North Carolina 503 Winston Road	2,500	1995	Owned

Kernersville, North Carolina 1207 South Main Street	8,300	2002	Owned

King, North Carolina 105 Post Office Street	4,000	2004	Owned

Madison, North Carolina 619 Ayersville Road	2,000	1990	Owned

Mooresville, North Carolina 210 Knob Hill Road	8,800	2006	Owned

Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	Owned
2010 Community Drive	3,500	1988	Owned

Pilot Mountain, North Carolina 616 South Key Street	8,300	1987	Owned

Raleigh, North Carolina 3100 Edwards Mill Road	10,740	2009	Owned

Sandy Ridge, North Carolina 4928 Highway 704 West	1,250	1989	Owned

Union Grove, North Carolina 1439 W. Memorial Highway	2,300	1990	Owned

Walnut Cove, North Carolina 1072 North Main Street	1,700	1999	Leased

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Winston Salem, North Carolina
4701 Country Club Road	4,300	1996	Leased
225 Hanes Mill Road	2,800	2001	Owned
3151 Peters Creek Parkway	2,500	1998	Leased
500 South Stratford Road	5,980	2008	Owned

Yadkinville, North Carolina
532 East Main Street	7,800	1998	Owned

Operations and Administrative Offices:
Winston Salem, North Carolina
465 Shepherd Street	47,114	2006	Owned
100 Cambridge Plaza (1)	7,028	2006	Owned
104 Cambridge Plaza (1)	7,028	2006	Owned
108 Cambridge Plaza (1)	7,028	2006	Owned
112 Cambridge Plaza (1)	7,988	2006	Owned
4605 Country Club Road - Corporate	27,000	2003	Owned

Lending Offices:
Winston Salem, North Carolina
4625 Country Club Road	3,200	1998	Owned

 (1) Approximately 65% of these properties are leased to tenants.

In addition to the above locations, the Bank has three off site ATMs (located at 3484 Robinhood Road and 214 West Fourth Street both in Winston-Salem, and 1466 River Ridge Road in Clemmons, North Carolina) and approximately 150 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2010 of $40.6 million.  See further information presented in Note 6 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

		Price				Declared Cash Dividend per Common Share
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2009	First Quarter	$4.94	$2.46	$8.96	$6.01	$0.040
	Second Quarter	3.99	2.53	7.20	5.51	-
	Third Quarter	3.73	2.40	8.00	5.36	-
	Fourth Quarter	3.20	1.89	7.43	6.02	-

2010	First Quarter	$2.85	$2.09	$8.00	$6.18	-
	Second Quarter	3.19	2.10	8.45	6.60	-
	Third Quarter	2.23	1.50	8.07	6.35	-
	Fourth Quarter	1.93	1.00	7.48	4.02	-

2011	First Quarter	$2.55	$1.05	$6.98	$3.75	-
	(through February 28, 2011)

At February 28, 2011, there were approximately 6,841 holders of record of our common stock.

Subsequent to December 31, 2010, the Company and the Bank have become subject to the following restrictions imposed by their regulators relating to cash dividends and cash payments on debt service. (See “Supervision and Regulation” for a complete summary of these regulatory restrictions.)

•	The Company is required to obtain the prior written approval of the Federal Reserve for the payment of all dividends, common and preferred, and for interest payments on trust preferred securities; and
•
Under a Consent Order with the FDIC and the NCCOB, the Bank agreed not to make any distributions of interest or principal on subordinated debentures or declare or pay any dividends without the prior written approval of the regulators.

Absent these restrictions, holders of our common stock will be entitled to receive any cash dividends the Board of Directors may declare.  The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, regulatory conditions and considerations and such other factors as our Board of Directors may deem relevant.  As a holding company, Southern Community Financial Corporation is ultimately dependent upon its bank subsidiary to provide funding for its operating expenses, debt service (including the interest payments on the preferred securities issued by our remaining trust subsidiary), and dividends.  Our primary sources of income are dividends paid by the Bank.  The Company must pay all of its operating expenses from funds received from the Bank.  Various banking laws applicable to our bank subsidiary limit the payment of dividends, management fees and other distributions by the Bank to the Company and may therefore limit the Company’s ability to make dividend payments.  Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital.  Under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, or if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.  As a condition of the issuance of Cumulative Perpetual Preferred Stock to the United States Treasury under its Capital Purchase Program, the Company must obtain the consent of the United States Treasury Department to increase the cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share.

In the future, any declaration and payment of cash dividends will be subject to the waiver or permanent lifting of the above regulatory restrictions, the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, tax and other relevant considerations.  There is no assurance that, in the future, these regulatory restrictions will be waived or lifted; we will have funds available to pay cash dividends; or, even if funds are available, that we will pay dividends in any particular amount or at any particular time; or that we will pay dividends at all.

Share Repurchases

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  No shares were repurchased during 2010 or 2009.

As a condition of the issuance of its Cumulative Perpetual Preferred Stock to the United States Treasury under its CPP, the Company must obtain the consent of the United States Treasury Department to repurchase any of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

October 1, 2010 to December 31, 2010	None			41,927
Total for quarter	-	$-	-

Total repurchases under all programs	1,858,073	$6.99

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following tables set forth selected consolidated financial information and other data.  The information set forth below does not purport to be complete and should be read in conjunction with our consolidated financial statements appearing elsewhere in this annual report.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Operating Data:
Interest income	$80,638	$89,473	$96,742	$98,908	$85,520
Interest expense	28,279	37,726	49,282	55,141	44,798
Net interest income	52,359	51,747	47,460	43,767	40,722
Provision for loan losses	39,000	34,000	8,165	2,775	2,510
Net interest income after provision for loan losses	13,359	17,747	39,295	40,992	38,212
Non-interest income	15,606	12,906	11,341	11,329	3,678
Non-interest expense	47,768	100,498	42,148	40,898	35,802
Income (loss) before income taxes	(18,803)	(69,845)	8,488	11,423	6,088
Provision for income taxes (benefit)	4,318	(6,686)	2,634	3,869	1,890
Net income (loss)	(23,121)	(63,159)	5,854	7,554	4,198

Effective dividends on preferred stock	2,531	2,508	185	-	-

Net income (loss) available to common shareholders	$(25,652)	$(65,667)	$5,669	$7,554	$4,198

Securities gains (losses) included in non-interest income	$3,531	$1,236	$98	$-	$(4,156)

Per Common Share Data:
Net income (loss)
Basic	$(1.53)	$(3.91)	$0.33	$0.43	$0.24
Diluted	(1.53)	(3.91)	0.33	0.43	0.24
Cash dividends	-	0.040	0.160	0.155	0.135
Book value	2.99	4.77	8.77	8.18	7.83
Weighted average shares
Basic	16,811,439	16,787,938	17,363,395	17,559,352	17,566,315
Diluted	16,811,439	16,787,938	17,398,318	17,624,399	17,757,436

Balance Sheet Data:
Total assets	1,653,398	1,728,608	1,803,778	1,569,182	1,436,465
Loans	1,130,076	1,230,275	1,314,811	1,188,438	1,033,411
Allowance for loan losses	29,580	29,638	18,851	14,258	13,040
Deposits	1,348,419	1,314,070	1,233,112	1,045,237	1,024,582
Short-term borrowings	22,098	85,477	145,197	117,772	92,748
Long-term borrowings	182,686	199,103	228,016	254,633	172,549
Stockholders’ equity	92,341	121,997	187,710	142,339	136,225

Capital Ratios:
Total risk-based capital	11.75%	12.92%	13.80%	11.44%	11.40%
Tier 1 risk-based capital	9.35%	11.34%	12.46%	10.28%	10.20%
Leverage ratio	7.42%	9.14%	10.57%	8.96%	8.73%
Equity to assets ratio	5.58%	7.06%	10.41%	9.07%	9.48%

	At or For the Years Ended December 31,
	2010		2009		2008		2007		2006
	(Dollars in thousands, except share and per share data)
Selected Performance Ratios:
Return on average assets	-1.38%		-3.57%		0.34%		0.50%		0.31%
Return on average equity	NM		NM		4.02%		5.45%		3.11%
Net interest spread (1)	3.19%		2.95%		2.75%		2.81%		2.92%
Net interest margin (2)	3.35%		3.16%		2.99%		3.19%		3.30%
Non-interest income as a percentage of total revenue (3)	22.96%		19.96%		19.21%		20.57%		8.28%
Non-interest income as a percentage of average assets	0.93%		0.73%		0.65%		0.75%		0.27%
Non-interest expense to average assets (6)	2.84%		5.69%		2.42%		2.70%		2.62%
Efficiency ratio (4) (6)	70.28%		155.44%		71.65%		74.23%		80.64%
Dividend payout ratio	NA		NA		48.48%		36.05%		35.80%

Asset Quality Ratios:
Nonperforming loans to period-end loans	8.08%		3.07%		1.10%		0.17%		0.26%
Allowance for loan losses to period-end loans	2.60%		2.41%		1.43%		1.20%		1.26%
Allowance for loan losses to nonperforming loans	0.32	X	0.79	X	1.31	X	6.95	X	4.95	X
Nonperforming assets to total assets (5)	6.60%		3.32%		1.12%		0.18%		0.25%
Net loan charge-offs to average loans outstanding	3.25%		1.82%		0.28%		0.14%		0.13%

Other Data:
Number of banking offices	22		22		22		22		21
Number of full-time equivalent employees	301		331		337		337		326

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Total revenue consists of net interest income and non-interest income.
(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Nonperforming assets consist of non-accrual loans, restructured loans and real estate owned, where applicable.
(6)	Excluding the $49.5 million goodwill impairment charge in 2009, the ratio of non-interest expenses to average assets and the efficiency ratio would be 2.89% and 78.88%, respectively.
NM – Not meaningful
NA – Not applicable

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset.  As of December 31, 2010, a $14.6 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized.  See Note 14 Income Taxes in the footnotes to the audited financial statements for further disclosure on this matter.

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

OVERVIEW

Southern Community’s founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry.  To fill a part of this void, the founders began in 1995 the process by which Southern Community Bank and Trust was created, and began operations on November 18, 1996.  From inception, Southern Community has strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina.  We offer a broad array of banking and other financial products; many of which are similar to those offered by our larger competitors, but we deliver them with an emphasis on superior customer service.  We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.7 billion in total assets in just over fourteen years of operations.

The Company began operations in November 1996 with $11.0 million in capital, a single branch facility and thirteen employees.  Through December 31, 2010, Southern Community Financial Corporation has grown to a total of twenty-two full-service banking offices with $1.3 billion in deposit accounts.  In support of this growth, the Company has generated additional capital through issuing common and preferred stock and, prior to 2009, retaining operating earnings.  At December 31, 2010, the Company had $92.3 million in total stockholders’ equity.  Through our banking subsidiary we offer traditional banking products as well as a full array of financial services.  In October 2001, Southern Community Financial Corporation, became the parent company of Southern Community Bank and Trust.  On January 12, 2004, we acquired The Community Bank, a $240.0 million asset community bank with 10 banking offices in contiguous markets.  The Company created Southern Community Advisors, our wealth management division, and has developed and acquired mortgage banking operations.  While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income.

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

Management recognizes that current market conditions expose the Company to increased operational and market risk, primarily with respect to managing overhead, funding costs and credit quality.  The Company has developed critical functions such as Credit Administration, Training, Audit and Compliance to assist in managing and monitoring these and other risks.  We are committed to creating and maintaining a solid and diversified financial services organization with a focus on customer service.  It is management’s firm belief that this foundation will continue building our loyal customer base while attracting new clients.  As bank consolidations continue to take place in our markets, Southern Community Financial Corporation is positioned to continue to benefit from their effects.

Financial Condition at December 31, 2010 and 2009

During the year ended December 31, 2010, our total assets decreased to $1.65 billion from $1.73 billion at the prior year end.  The most significant factor contributing to this decrease was the continued decline in our loan portfolio which decreased $100.2 million.  Total loans decreased at the end of all four quarters of 2010 due largely to loan payoffs and the continued weak economic environment, which has caused charge-offs exceeding new loans closed as well as transfers to foreclosed assets.  The Company’s liquidity improved during the year as investment securities increased $28.1 million or 8.4% and other liquid assets increased $4.7 million.  Total deposits were $1.3 billion at December 31, 2010, an increase of $34.3 million or 2.6% from the year ago period.  Time deposits increased $38.8 million while Money market, savings and NOW accounts increased $3.9 million and demand accounts decreased $8.3 million.  The increase in time and savings deposits was the result of offering certificate of deposit products with attractive terms and competitive rates and the introduction of a competitively priced savings account which is available only on the internet.  The increase in deposits allowed the Company to repay $79.8 million in borrowings.

The loan portfolio declined $100.2 million in 2010 due to a slowdown in loan demand and the workout of increased nonperforming loans which charged down, paid off or the collateral of which was acquired in lieu of or through foreclosure.  The decline in loans was very pronounced in construction loans which decreased $39.7 million as contractors struggled at a time of low housing demand.  To assist the contractors in selling their inventory of speculative homes, the Company incurred expenses of $1.3 million in a buyer incentive program during 2009.  This program was continued through June of 2010 with an additional investment of $413 thousand.  Foreclosure of real estate loans of $12.0 million was offset by sales of foreclosed properties of $11.4 million and writedowns in the carrying value of foreclosed properties of $3.1 million, resulting in a decrease of $2.3 million in foreclosed assets by year end.  Commercial mortgage loans increased $20.6 million during the year which was offset by a $26.6 million decrease in commercial and industrial loans.  Residential mortgage loans decreased $54.2 million during 2010.  The reduction in residential mortgage loans was due to weak loan growth, charge-offs, payoffs and reclassification of certain loans.  Other consumer loans were relatively unchanged.

During 2010, the Bank continued our program of originating residential mortgage loans primarily for sale.  In 2010, mortgage loan origination volumes increased over prior years and experienced a record year on the strength of refinance activity driven by low mortgage interest rates.  At the year-end 2010, mortgage loans held for sale were $6.0 million compared to $3.0 million at December 31, 2009.

Our total liquid assets, defined as cash and due from banks, federal funds sold, interest-bearing deposits and investment securities, increased by $32.8 million during the year to $427.8 million at December 31, 2010.  Liquid assets represented 25.7% of total assets at December 31, 2010 as compared to 22.8% at the beginning of the year.  Investment securities increased $28.1 million while cash equivalents and federal funds sold increased $4.7 million.  The majority of securities that were called, matured, or sold during the year were reinvested in a mixture of taxable and tax exempt municipal bonds that provided income tax benefits and/or had the best available yield.  As of year-end, we believe our liquidity is adequate to fund future loan demand and manage deposit and borrowing outflows.

Customer deposits have traditionally been our primary funding source supplemented by wholesale funding.  Deposits totaled $1.35 billion, an increase of $34.3 million or 2.6% from year-end 2009.  Deposit growth during the current year was generated by time deposits as customers focused on the best available yield and the new Ready Saver savings account which is available only on the internet.  Savings accounts increased $29.3 million or 253.1% year over year.   NOW and demand deposits increased $27.8 million as we had success in building our primary account relationships with our customers.  The major shift in deposits during 2010 was from money market accounts which decreased $61.6 million to customer time deposits which grew $34.1 million as customers focused on the best yield while maintaining availability of funds through one of our certificates of deposit which allows one withdrawal during the term of the deposit.  Management will continue to focus on growing the local core deposit base; however, we will continue to monitor the costs of our various funding alternatives.  Our funding mix may change from time to time as a result.

Total borrowings aggregated $204.8 million at December 31, 2010, and included $73.1 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), junior subordinated debentures with a carrying value of $45.9 million, securities sold under agreements to repurchase of $84.8 million and borrowings from individuals of $1.0 million.  At December 31, 2010, we had funding of $80.0 million in the form of term repurchase agreements with maturities from one to eight years.  Management will use FHLB advances and other funding sources as necessary to support balance sheet management.  However, management expects that as our branch network matures, the volume of core deposits will become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

The Company’s capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines.  At December 31, 2010, our stockholders’ equity totaled $92.3 million, a decrease of $29.7 million from the December 31, 2009 balance.  This net change includes $23.1 million of net loss, $126 thousand of stock-based compensation, $4.5 million in other comprehensive income due primarily to unrealized depreciation in fair value on available for sale investment securities and cash dividends paid on preferred stock of $2.1 million.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income.  Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume and changes in interest rates earned and paid.  By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.  During the years ended December 31, 2010, 2009 and 2008, our average interest-earning assets were $1.56 billion, $1.64 billion and $1.59 billion, respectively.  During these same years, our net interest margins were 3.35%, 3.16% and 2.99%, respectively.

During 2010, the Federal Reserve maintained the federal funds target rate consistent with year-end 2009 at a range of zero to 0.25%.  The federal funds rate is currently at a historical low surpassing the previous low of 1.00% in June 2003.  There is a 300 basis point spread between the federal funds rate and the prime rate which remained at 3.25% throughout 2010.  While it is management’s goal to remain relatively interest rate neutral, the Bank’s interest rate sensitivity has been slightly asset sensitive in 2010, as the funding mix has remained relatively stable.  Net interest income totaled $52.4 million, an increase of $612 thousand or 1.2% over the $51.7 million for the same period in 2009.   Net interest income benefited from decreased cost of funds while the Bank’s asset yields decreased at a slower pace (0.30% from 5.46% to 5.16%) than cost of funds (0.54% from 2.51% to 1.97%), leading to an improved net interest margin from 3.16% to 3.35%.  The total cost of funds decreased $9.4 million while the interest income from interest earning assets decreased $8.8 million.  The improvement in cost of funds was attributed to decreased rates on money market deposits and customers renewing their certificates of deposit at a lower rate.  Further improvement in the cost of funds was realized as borrowings totaling $31.4 million from the FHLB were repaid during the year and a decrease in borrowings from individuals of $38.3 million.  While total interest income decreased for the year due to decreased outstanding loan balances and an increase in nonperforming loans, the continued use of interest rate floors on the majority of our variable rate loans helped to stabilize and moderate the pace of decline in the overall yield on loans.

Average Balances and Average Rates Earned and Paid.  The following table sets forth, for the years 2008 through 2010, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.  Average loans include nonaccruing loans, the effect of which is to lower the average yield.

NET INTEREST INCOME

	For the Years Ended December 31,
	2010			2009			2008
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,200,609	$68,384	5.70%	$1,272,087	$74,548	5.86%	$1,279,041	$82,125	6.42%
Investment securities available for sale	311,850	11,303	3.62%	327,487	14,035	4.29%	257,153	12,378	4.81%
Investment securities held to maturity	17,911	886	4.95%	18,751	877	4.68%	48,252	2,184	4.53%
Federal funds sold and overnight deposits	32,023	65	0.20%	19,846	13	0.07%	4,096	55	1.34%

Total interest-earning assets	1,562,393	80,638	5.16%	1,638,171	89,473	5.46%	1,588,542	96,742	6.09%
Other assets	118,675			128,876			150,326
Total assets	$1,681,068			$1,767,047			$1,738,868

Interest-bearing liabilities:
Deposits:
NOW and money market	$601,122	$5,718	0.95%	$466,667	$6,787	1.45%	$510,357	$11,412	2.24%
Time deposits greater than $100,000	178,288	2,714	1.52%	193,505	4,833	2.50%	137,841	6,695	4.86%
Other time deposits	403,694	10,067	2.49%	486,721	14,798	3.04%	428,950	16,541	3.86%
Borrowings	253,339	9,780	3.86%	354,812	11,308	3.19%	397,391	14,634	3.68%
Total interest-bearing liabilities	1,436,443	28,279	1.97%	1,501,705	37,726	2.51%	1,474,539	49,282	3.34%

Demand deposits	119,418			107,461			104,978
Other liabilities	9,245			10,229			13,597
Stockholders' equity	115,962			147,652			145,754

Total liabilities and stockholders' equity	$1,681,068			$1,767,047			$1,738,868

Net interest income and net interest spread		$52,359	3.19%		$51,747	2.95%		$47,460	2.75%

Net interest margin			3.35%			3.16%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities		108.77%			109.09%			107.73%

 (1) Non-accrual notes are included in the loan amounts.

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

	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$(4,130)	$(2,034)	$(6,164)	$(427)	$(7,150)	$(7,577)
Investment securities available for sale	(618)	(2,114)	(2,732)	3,200	(1,543)	1,657
Investment securities held to maturity	(40)	49	9	(1,358)	51	(1,307)
Federal funds sold	18	34	52	111	(153)	(42)

Total interest income	(4,770)	(4,065)	(8,835)	1,526	(8,795)	(7,269)

Interest expense:
Deposits:
NOW and money market	1,617	(2,686)	(1,069)	(119)	(4,506)	(4,625)
Time deposits greater than $100,000	(306)	(1,813)	(2,119)	2,047	(3,909)	(1,862)
Other time deposits	(2,297)	(2,434)	(4,731)	1,992	(3,735)	(1,743)
Borrowings	(3,578)	2,050	(1,528)	(2,900)	(426)	(3,326)

Total interest expense	(4,564)	(4,883)	(9,447)	1,020	(12,576)	(11,556)

Net interest income increase (decrease)	$(206)	$818	$612	$506	$3,781	$4,287

RESULTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

Net Income (Loss). Our net income (loss) for 2010 was ($23.1) million, a decrease of $40.1 million from net income (loss) of ($63.2) million recorded in 2009.  Net income (loss) available to common shareholders was ($25.7) million and ($65.7) million for 2010 and 2009, respectively.  Net income (loss) per share available to common shareholders was ($1.53) basic and diluted for the year ended December 31, 2010 and ($3.91) basic and diluted for 2009.  Net interest income for 2010 was $52.4 million, up $612 thousand or 1.2%, compared with 2009, due to improvement in the net interest margin.  The net interest margin of 3.35% improved 19 basis points from the year ago period.  One significant factor for the loss for the year was the elevated level of asset quality costs, including a provision for loan losses of $39.0 million for the year.  Non-interest income for 2010 was $15.6 million which represents an increase of $2.7 million, or 20.9%, from non-interest income of $12.9 million reported for 2009.  The largest increase in non-interest income was from gain on sale of investment securities which increased $2.3 million, while the largest decrease was from losses on derivative activity which decreased $766 thousand for the year.  Non-interest expense decreased $52.7 million, or 52.5%, compared with the previous year.  The largest increase in non-interest expense resulted from asset quality costs including increases of $939 thousand in expenses in acquiring and maintaining foreclosed property and $599 thousand in writedowns of the carrying values of foreclosed properties.  The largest decrease was related to recognizing a non-recurring goodwill impairment charge of $49.5 million during the first quarter of 2009.  During 2010, average earning assets decreased $75.8 million or 4.6% to $1.56 billion, and average interest bearing liabilities decreased $65.3 million or 4.4%.  A total favorable rate variance of $818 thousand resulted in the improvement in the net interest margin more than offsetting the unfavorable volume variance of $206 thousand.

Net Interest Income. During 2010, our net interest income increased $612 thousand, or 1.2%, to $52.4 million.  Interest income decreased due to the reversal of interest from loans being reclassified into a non-accrual status, weak loan demand and declining market asset yields.  Interest income was affected by non-accrual loans totaling $91.8 million at year end which increased $54.0 million, for 143.25%, during the year.  Our cost of funds decreased to a greater extent due to decreased volume of average deposits, the more favorable repricing of deposits and reduced levels of higher cost borrowings.  Average total interest-earning assets decreased $75.8 million, or 4.6%, during 2010 as the average loan balances decreased $71.5 million, the average investment securities portfolio decreased $16.5 million and federal funds sold increased $12.2 million.  Our average total interest-bearing liabilities decreased by $65.3 million, or 4.3%.  Approximately 49% of the loan portfolio is composed of fixed rate loans while 51% have a variable interest rate which generally adjusts immediately when index rates, such as our prime rate, changes.  During 2010, the Company continued its emphasis of interest rate floors on a majority of its variable rate loans which slowed the decline in its loan yields in 2010.  In addition to the impact of declining market interest rates on asset yields, the interest foregone for loans in a non-accrual status for 2010 was $2.9 million.  Transaction deposit accounts including NOW and money market accounts also have variable interest rates; although changes are determined by management and are not based on a specific index such as prime.  Our certificates of deposit and certain borrowings have rates that are fixed until maturity.  While repricing of fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates more closely match changes in market interest rates than changes in the prime rate.

During 2010, the Federal Reserve maintained the federal funds target rate consistent with year-end 2009 at a range of zero to 0.25%.  The federal funds rate is currently at a historical low, surpassing the previous low of 1.00% in June of 2003.  Although the federal funds rate did not change during the year, the yield on earning assets decreased 30 basis points while our funding costs decreased 54 basis points.  Net interest income increased on downward repricing on deposits, particularly on renewed certificates of deposit, declining borrowing balances and maintaining loan pricing discipline through the increased use of interest rate floors on variable rate loans during this period of low market interest rates.

We will continue to evaluate ways to improve our net interest margin.  We expect competition for loan production during this time of weak loan demand to keep pressure on loan yields; while competition for deposits and the related deposit costs will not be as intense as in some prior years.  We will also have an opportunity to reprice downward higher rate, maturing certificates of deposit.  This should assist us in improving our net interest margin in 2011.

Provision for Loan Losses.  We recorded a $39.0 million provision for loan losses for the year 2010 representing an increase of $5.0 million from the $34.0 million provision for the full year 2009.  The level of provisions is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.”  The provision for loan losses was 3.25% and 2.67% of average loans in 2010 and 2009, respectively.  Our percentage of net loan charge-offs to average loans outstanding was 3.25% for the year ended December 31, 2010, compared with 1.82% for the year ended December 31, 2009.  Nonperforming loans totaled $91.8 million, or 8.08%, of total loans at December 31, 2010 compared with $37.7 million, or 3.07%, of total loans at December 31, 2009.  Nonperforming loans and increased net charge-offs continue to be predominantly related to residential construction and development lending although we are now beginning to see stress in other segments of the loan portfolio as the weak economy persists.  The allowance for loan losses at December 31, 2010 of $29.6 million represents 2.60% of total loans and 32% of nonperforming loans.  The allowance for loan losses at December 31, 2009 of $29.6 million was 2.41% of total loans outstanding and 79% of nonperforming loans at that date.

Non-Interest Income.  For the year ended December 31, 2010, non-interest income increased $2.7 million, or 20.9%. Gains on sales of investment securities increased $2.3 million.  Income from the investment in SBIC activities increased $483 thousand with income of $631 thousand in 2010 compared to $148 thousand in 2009.  The improved SBIC income resulted from realized gains from the harvest of certain investments while recognizing smaller write-downs in other investments in small companies who were not able to survive the current economic weakness.  Income from investment brokerage and trust fees increased from the prior year by $315 thousand to $1.5 million.  Service charges on deposit accounts increased $287 thousand, or 4.6%, of which $121 thousand was due to increased fees and growth of new deposit accounts, a $537 thousand increase in debit card income and a decrease of $371 thousand in NSF fees.  Mortgage banking income increased $78 thousand due to improved pricing strategies and maintaining strong origination volume heavily refinance laden.  Losses on economic hedges for 2010 were $532 thousand, a decrease of $766 thousand compared to a gain of $234 thousand in the prior year.

Non-Interest Expense.  The significant decrease of $52.7 million in non-interest expense in 2010 was due primarily to recognizing a non-recurring $49.5 million goodwill impairment charge during 2009 which was related to the goodwill generated by the merger with The Community Bank in January 2004.  Excluding the goodwill impairment charge, non-interest expense decreased $3.2 million due to cost reduction initiatives established during late 2009 and continuing during 2010.  These cost reductions included salary reductions for executive management, a salary freeze for all employees and reducing the 401(k) employer match from 100% to 50%.  The result of these actions was a reduction in salaries of $1.1 million and reduced employee benefit cost of $509 thousand, including a decrease of $347 thousand in the 401(k) match and a reduction of $77 thousand in payroll taxes.  The FDIC deposit insurance assessment for 2010 totaled $2.2 million, a decrease of $901 thousand compared to 2009 when a special assessment of $789 thousand was charged.  FDIC assessments for 2011 and following years will continue at increased premium rates to rebuild the Deposit Insurance Fund that has been stressed during the recent economic downturn and the Bank’s regulatory condition.  Non-interest expense related to problem loans increased sharply as writedowns in the carrying values of foreclosed assets increased $599 thousand, or 24.0%, and expenses to maintain foreclosed property increased $939 thousand, or 106.3%.  Gains on sales of foreclosed assets increased $233 thousand on slightly higher volume of sales ($11.4 million in 2010 versus $10.7 million in 2009).  The Company began a buyer incentive program near the end of 2008 to assist contractors in the sales of speculative houses financed by the Bank.  Under this program, the Bank paid up to $10 thousand to home buyers that purchased certain bank-financed speculative houses.  The expense for this program during 2010 was $413 thousand compared to $1.3 million during 2009 as the program was discontinued at the end of the second quarter of 2010.  Occupancy and equipment expense decreased $475 thousand, or 6.0% primarily due to decreases in depreciation on software of $248 thousand and in depreciation on information technology equipment of $105 thousand.  Other non-interest expense included increases in professional expenses of $758 thousand, real estate appraisal fees of $224 thousand partially offset by a decrease in advertising of $178 thousand.  Professional expenses increased due to higher legal and collection costs largely driven by the increased volume of problem loans in 2010.  Management reduced our advertising expenses during 2010 by selectively cutting back on product promotional opportunities in print media.

Provision for Income Taxes.  The Company recorded an income tax expense of $4.3 million for the year ending December 31, 2010 compared to income tax benefit of $6.7 million for 2009.  The tax expense was primarily the result of increasing the deferred tax asset valuation allowance by $12.6 million to properly state the realizability of the Company’s deferred tax asset. The Company will recapture all available prior year taxes paid and generate a net operating loss carry forward when filing the current year return.  See Note 14 Income Taxes in the footnotes to the audited financial statements for further disclosure on this matter.

RESULTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

Net Income (Loss). Our net loss for 2009 was $63.2 million, a decrease of $69.0 million from net income of $5.8 million earned in 2008.  Net income (loss) available to common shareholders was ($65.7) million and $5.7 million for 2009 and 2008, respectively.  Net income (loss) per share available to common shareholders was ($3.91) basic and diluted for the year ended December 31, 2009 and $0.33 basic and diluted for 2008.  Net interest income for 2009 was $51.7 million, up $4.3 million or 9.0%, compared with 2008, due to improvement in the net interest margin.  The net interest margin of 3.16% improved 17 basis points from the year ago period.  One significant factor for the loss for the year was the elevated level of asset quality costs, including a provision for loan losses of $34.0 million for the year.  Non-interest income was $12.9 million for the year of 2009, which represents an increase of $1.6 million, or 13.8%, from non-interest income of $11.3 million reported for the year of 2008.  The largest increase in non-interest income was from gain on sale of investment securities which increased $1.1 million, while the largest decrease was from losses on derivative activity which decreased $700 thousand for the year.  Non-interest expense increased $58.4 million, or 138.4%, compared with the previous year.  The largest increase in non-interest expense resulted from recognizing a goodwill impairment charge of $49.5 million which, along with the increase in the loan loss provision and other loan related costs, generated the loss for the year.  During 2009, average earning assets increased $49.6 million, or 3.1%, to $1.64 billion, and average interest bearing liabilities rose $27.2 million or 1.8%.  A total favorable rate variance of $3.8 million resulted in the improvement in the interest rate margin while the favorable volume variance was minimal at $506 thousand.

Net Interest Income. During 2009, our net interest income increased $4.3 million, or 9.0%, to $51.7 million.  Interest income decreased as a result of weak loan demand, declining market asset yields and reversal of interest income from loans being reclassified into a non-accrual status.  Our cost of funds decreased to a greater extent due to an improved deposit mix with a higher percentage of deposits being in lower cost transaction accounts and reduced levels of higher cost borrowings.  Average total interest-earning assets increased $49.6 million, or 3.1%, during 2009 as the average loan balances decreased $7.0 million, the average investment securities portfolio increased $40.8 million, or 13.4%, and federal funds sold increased $15.8 million or 384.5%.  Our average total interest-bearing liabilities increased by $27.2 million, or 1.8%.  Approximately 44% of the loan portfolio is composed of fixed rate loans while 56% have a variable interest rate which generally adjusts immediately when index rates, such as our prime rate, changes.  However, during 2009, the Company increased its utilization of interest rate floors on a majority of its variable rate loans which slowed the decline in its loan yields in 2009.  In addition to the impact of declining market interest rates on asset yields, the interest foregone for loans in a non-accrual status for 2009 was $1.2 million.  Transaction deposit accounts including NOW and money market accounts also have variable interest rates; although changes are determined by management and are not based on a specific index such as prime.  Our certificates of deposit and certain borrowings have rates that are fixed until maturity.  While repricing of fixed rate certificates of deposit and borrowings are delayed until renewal, our floating rate borrowings are primarily LIBOR-based, and changes in LIBOR rates more closely match changes in interest rates than changes in the prime rate.

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

We will continue to evaluate ways to improve our net interest margin.  We expect competition for loan production during this time of weak loan demand to keep pressure on loan yields; while competition for deposits and the related deposit costs will not be as intense as in some prior years.  This should assist us in improving our net interest margin in 2010.  A significant portion of the funds received from the CPP program have been used to reduce borrowings and will be used to fund loans when loan demand improves.  The cost of these are paid as a dividend and not recorded as interest expense which increases net interest income and improves the net interest margin.

Provision for Loan Losses.  We recorded a $34.0 million provision for loan losses for the year 2009 representing an increase of $25.8 million from the $8.2 million provision for the full year 2008.  The level of provisions is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.”  The provision for loan losses was 2.67% and 0.64% of average loans in 2009 and 2008, respectively.  Our percentage of net loan charge-offs to average loans outstanding was 1.82% for the year ended December 31, 2009, compared with 0.28% for the year ended December 31, 2008.  Nonperforming loans totaled $37.7 million, or 3.07%, of total loans at December 31, 2009 compared with $14.4 million, or 1.10%, of total loans at December 31, 2008.  Nonperforming loans and increased net charge-offs continue to be predominantly related to residential construction and development lending although we are now beginning to see increased stress in the commercial real estate portfolio as the weak economy persists.  The allowance for loan losses at December 31, 2009 of $29.6 million represents 2.41% of total loans and 79% of nonperforming loans.  The allowance for loan losses at December 31, 2008 of $18.9 million was 1.43% of total loans outstanding and 131% of nonperforming loans at that date.

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

Beginning in December 2007 and throughout 2008, the US Treasury in coordination with the Federal Reserve and FDIC implemented several initiatives to stimulate the economy and maintain liquidity in our national financial markets in the face of unprecedented economic conditions.  The Federal Reserve introduced three new liquidity facilities, in addition to its primary discount window borrowing program, the Term Auction Facility (TAF), the Term Securities Lending Facility (TSLF) and the Primary Dealer Credit Facility (PDCF).  These initiatives were designed to lengthen the duration of access to liquidity, broaden the types of eligible collateral, expand the range of counterparties for some activities and reduce the cost of borrowings from the Fed relative to the federal funds rate.  PDCF for primary dealers provided daily access to funding to eligible institutions.  The TAF and TSLF constituted a second type of facility in which a pre-determined amount of longer-term funding (for a 28 day period or 84 day period) is available at auction on pre-announced dates for settlement on a later date.  The interest rate and the distribution of the awards across bidding institutions are determined by the results of each auction.  The TAF allows banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  Since the inception of these initiatives, the Federal Reserve has committed to keep this new array of liquidity facilities in place for as long as is necessary to maintain liquidity and promote stability in our financial markets.  On January 27, 2010, the Federal Reserve announced the closure of the TSLF and the PDCF on February 1, 2010 in light of improved functioning of financial markets, and the final TAF borrowings were offered at their final auction on March 8, 2010.    The Company utilized the TAF throughout 2009 but repaid all borrowings during December 2009.

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

We have maintained a sufficient level of liquidity in the form of federal funds sold, overnight deposits and investment securities.  These liquid assets aggregated $373.9 million at December 31, 2010, compared to $353.8 million and $300.9 million at December 31, 2009 and 2008, respectively.  The increase in 2010 resulted from increased investment securities as deposits have continued to grow while loan demand has been weak.  Supplementing customer deposits as a source of funding, we had available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $32.0 million at December 31, 2010.  As a result of the Bank’s February 2011 Consent Order, we have let some of these federal funds lines expire rather than secure them with collateral.  As of December 31, 2010, the Bank has the credit capacity to borrow up to $414.6 million, from the Federal Home Loan Bank of Atlanta, with $73.1 million outstanding as of that date.  The Bank’s ability to borrow at the FHLB is a function of its lendable collateral available for pledging.  At December 31, 2010, the Bank had $102.4 million in lendable collateral (loans and investment securities) value pledged at the FHLB.  Excluding the $73.1 million in borrowings outstanding with the FHLB, the FHLB pledged collateral would support $29.3 million in additional borrowing ability at the FHLB absent the pledging of any additional collateral.  At December 31, 2010, we had funding of $80.0 million in the form of long term repurchase agreements with maturities from one to eight years.  We also had short-term repurchase agreements with total outstanding balances of $4.8 million and $14.9 million at December 31, 2010 and 2009, respectively, all of which were done as accommodations for our deposit customers.  Securities sold under agreements to repurchase are collateralized by US government agency obligations.  As of December 31, 2010, the Bank had repurchase lines of credit aggregating $95.0 million from various institutions.  The repurchases must be adequately collateralized.

During the first twelve years of our fourteen year history, our loan demand typically exceeded our growth in core deposits.  We therefore relied heavily on certificates of deposit as a source of funds.  While the majority of these funds are generally from our local market area, the Bank has utilized brokered and out-of-market certificates of deposit to diversify and supplement our deposit base.  During 2009 and 2010, our deposit growth has exceeded our loan growth primarily due to the deleveraging of our customers and slow loan demand during this challenging economic downtown.  In 2010, deposit growth shifted from non-maturity deposits to time deposits as customers focused on yield during the declining interest rate environment.  Certificates of deposit represented 48.6% of our total deposits at December 31, 2010, an increase from 46.9% at December 31, 2009.  Brokered and out-of-market certificates of deposit totaled $185.8 million at year-end 2010 and $214.8 million at year-end 2009, which comprised 13.8% and 16.3% of total deposits, respectively.  We will continue to monitor the costs of our various funding alternatives and our funding mix may change from time to time.  Certificates of deposit of $100 thousand or more represented 15.4% of our total deposits at December 31, 2010 and 13.6% at December 31, 2009.  A portion of these deposits come from customers with long-standing relationships with our management.  Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits.  Large certificates of deposit are generally considered rate sensitive.  As a condition of our Consent Order, we may not accept, renew or rollover any brokered deposits.

At December 31, 2010, our outstanding commitments to extend credit consisted of loan commitments of $224.2 million, including amounts available under home equity credit lines and letters of credit of $93.9 million and $8.3 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, deposit and borrowings maturities and deposit withdrawals in the near term.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows.  The following table reflects contractual obligations of the Company outstanding as of December 31, 2010.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Short-term borrowings	$22,098	$22,098	$-	$-	$-
Long-term borrowings	182,686	-	35,000	65,000	82,686
Operating leases	5,756	911	1,330	823	2,692
Total contractual cash obligations excluding deposits	210,540	23,009	36,330	65,823	85,378

Deposits	1,348,419	995,717	245,909	32,253	74,540

Total contractual cash obligations	$1,558,959	$1,018,726	$282,239	$98,076	$159,918
The following table reflects other commitments of the Company outstanding as of December 31, 2010.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Undisbursed portion of home equity credit lines collateralized primarily by junior liens on 1-4 family properties	$93,896	$421	$4,768	$4,820	$83,887
Other commitments and credit lines	95,911	84,849	3,956	1,886	5,220
Undisbursed portion of construction loans	27,321	19,171	2,785	1,151	4,214
Mortgage loan commitments	7,022	7,022	-	-	-
Other purchase commitments	400	400	-	-	-

Total other commitments	$224,550	$111,863	$11,509	$7,857	$93,321

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements.  As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2010, Southern Community Capital Trust II, the subsidiary that issued 3,450,000 shares of Trust Preferred Securities in November 2003 and Southern Community Capital Trust III, which issued $10.0 million in Trust Preferred Securities in June 2007, represented the Company’s only SPE activity.  The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term borrowings on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2010 was $92.3 million.  At that date, the Company’s capital to asset ratio was 5.58% and all of our regulatory capital ratios exceeded the minimums established for a well capitalized bank holding company.

The Bank and the Company are subject to minimum capital requirements.  See “Supervision and Regulation.”  As the following table indicates, at December 31, 2010, the Company exceeded its regulatory capital requirements.

	At December 31, 2010
	Bank	Company	Minimum Requirement	Well Capitalized Requirements

Total risk-based capital ratio	11.14%	11.75%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.88%	9.35%	4.00%	6.00%
Leverage ratio	7.83%	7.42%	4.00%	5.00%

Under the terms of the Consent Order into which the Bank entered on February 16, 2011 (see “Supervision and Regulation”), the Bank agreed to comply with increased minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital within 120 days of this Order.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  On February 14, 2011, the Company has announced the suspension of the payment of regular quarterly cash dividends on the Company’s preferred stock issued to the US Treasury.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  No shares were repurchased during 2009 or 2010.

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

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extend beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  If we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.  The amount of proceeds qualifying for Tier 1 capital cannot comprise more than 25% of our core capital elements.  Amounts in excess of the 25% limitation count as Tier 2 supplementary capital for regulatory purposes.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures related to our outstanding trust preferred securities.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  Based on the results of the income simulation model as of December 31, 2010, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 7.4%, or $2.5 million.  As of December 31, 2010, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 11.6% or $4.0 million.  Given that interest rates were less than 1% as of December 31, 2010, we do not expect that rates would decrease by 2% from year end 2010 levels.

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

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2010 in the less than one-year horizon and asset-sensitive beyond one year.  An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position.  As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction in net interest income, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2010 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps.  This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.  Included in interest-bearing liabilities subject to rate changes within 90 days, there is 100% of the money market, NOW and savings deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.  As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2010
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Interest-earning assets
Loans	$145,220	$240,031	$385,251	$744,825	$1,130,076
Investment securities available for sale	-	3,267	3,267	307,386	310,653
Investment securities held to maturity	-	100	100	42,120	42,220
Federal funds sold and other interest-bearing deposits	49,587	-	49,587	-	49,587

Total interest-earning assets	$194,807	$243,398	$438,205	$1,094,331	$1,532,537

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$582,878	$-	$582,878	$-	$582,878
Time deposits greater than $100,000	50,044	49,929	99,973	107,168	207,141
Other time deposits	125,479	77,272	202,751	245,534	448,285
Borrowings	22,098	-	22,098	182,686	204,784

Total interest-bearing liabilities	$780,499	$127,201	$907,700	$535,388	$1,443,088

Interest sensitivity gap per period	$(585,692)	$116,197	$(469,495)	$558,943	$89,449

Cumulative gap	$(585,692)	$(469,495)	$(469,495)	$89,448	$89,449

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	24.96%	48.28%	48.28%	106.20%	106.20%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above.  The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2010.

Expected Maturities of Market Sensitive Instruments Held
at December 31, 2010 Occurring in the Indicated Year
	(Dollars in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2011	2012	2013	2014	2015	Five Years	Total	Rate	Value

FINANCIAL ASSETS
Federal funds sold	$49,587	$-	$-	$-	$-	$-	$49,587	0.20%	$49,587
Investment securities (1) (2)	5,253	1,554	864	1,488	4,017	339,698	352,873	3.52%	350,834
Loans (3)
Fixed rate	119,857	67,383	91,742	66,647	101,631	100,736	547,996	6.13%	542,717
Variable rate	271,015	78,709	42,022	33,804	27,607	128,923	582,080	3.74%	576,472

Total	$445,712	$147,646	$134,628	$101,939	$133,255	$569,357	$1,532,536	4.43%	$1,519,610

FINANCIAL LIABILITIES
Money market, NOW and savings deposits	$582,878	$-	$-	$-	$-	$-	$582,878	0.69%	$582,878
Time deposits	302,725	205,425	40,484	29,208	3,044	74,541	655,427	2.26%	766,623
Short-term borrowings	22,098	-	-	-	-	-	22,098	1.36%	22,098
Long-term borrowings	-	25,000	10,000	25,000	40,000	82,686	182,686	4.62%	182,686

Total	$907,701	$230,425	$50,484	$54,208	$43,044	$157,227	$1,443,089	1.91%	$1,554,285

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2010 are assumed to mature at their call dates for purposes of this table.
(3)	Includes non-accrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data and common stock price)

Interest income	$19,164	$20,049	$20,439	$20,986	$22,092	$22,186	$22,451	$22,744
Interest expense	6,759	6,773	7,007	7,739	8,701	8,868	9,872	10,285

Net interest income	12,405	13,276	13,432	13,247	13,391	13,318	12,579	12,459
Provision for loan losses	6,500	17,000	5,500	10,000	18,000	6,000	6,000	4,000

Net interest income (loss) after provision for loan losses	5,905	(3,724)	7,932	3,247	(4,609)	7,318	6,579	8,459
Non-interest income	4,200	3,060	4,392	3,953	3,526	4,189	2,610	2,581
Non-interest expense (1)	12,608	10,984	12,333	11,843	13,578	12,621	13,721	60,578

Income (loss) before income taxes	(2,503)	(11,648)	(9)	(4,643)	(14,661)	(1,114)	(4,532)	(49,538)
Income taxes	8,318	(3,698)	(270)	(32)	(3,944)	(683)	(1,845)	(214)

Net income (loss)	(10,821)	(7,950)	261	(4,611)	(10,717)	(431)	(2,687)	(49,324)

Effective dividend on preferred stock	633	633	632	633	627	621	633	627

Net income (loss) available to common shareholders	$(11,454)	$(8,583)	$(371)	$(5,244)	$(11,344)	$(1,052)	$(3,320)	$(49,951)

Per common share data:
Net income (loss):
Basic	$(0.68)	$(0.51)	$(0.02)	$(0.31)	$(0.68)	$(0.06)	$(0.20)	$(2.98)
Diluted	(0.68)	(0.51)	(0.02)	(0.31)	(0.68)	(0.06)	(0.20)	(2.98)

Common stock price:
High	$1.93	$2.23	$3.19	$2.85	$3.20	$3.73	$3.99	$4.94
Low	1.00	1.50	2.10	2.09	1.89	2.40	2.53	2.46

(1)	Includes $49.5 million in goodwill impairment charge recorded first quarter 2009.

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

	At December 31,
	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Residential mortgage loans	$341,401	30.2%	$395,586	32.2%	$393,360	29.9%
Commercial mortgage loans	475,901	42.1%	455,268	37.0%	419,212	31.9%
Construction loans	138,543	12.3%	178,239	14.5%	260,549	19.8%
Commercial and industrial loans	156,688	13.9%	183,319	14.9%	221,231	16.8%
Loans to individuals	17,543	1.7%	17,863	1.4%	20,459	1.6%

Subtotal	1,130,076	100.0%	1,230,275	100.0%	1,314,811	100.0%

Less: Allowance for loan losses	(29,580)		(29,638)		(18,851)

Net loans	$1,100,496		$1,200,637		$1,295,960

	At December 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential mortgage loans	$318,038	26.8%	$258,885	25.1%
Commercial mortgage loans	390,948	32.9%	359,987	35.0%
Construction loans	259,740	21.9%	211,858	20.6%
Commercial and industrial loans	197,851	16.6%	177,706	17.3%
Loans to individuals	21,861	1.8%	21,380	2.0%

Subtotal	1,188,438	100.0%	1,029,816	100.0%

Less: Allowance for loan losses	(14,258)		(13,040)

Net loans	$1,174,180		$1,016,776

The following table presents at December 31, 2010 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2010
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands)
Residential mortgage loans	$86,477	5.13%	$81,417	6.39%	$142,241	5.69%	$310,135	5.72%
Commercial mortgage loans	112,221	6.14%	297,479	6.27%	42,049	6.45%	451,749	6.25%
Construction loans	72,018	5.71%	31,020	5.50%	9,249	5.36%	112,287	5.63%
Commercial and industrial loans	85,957	5.40%	52,800	6.10%	7,894	5.33%	146,651	5.65%
Loans to individuals	8,149	9.19%	8,669	6.99%	660	6.71%	17,478	8.01%

Total	364,822	5.71%	471,385	6.24%	202,093	5.82%	1,038,300	5.97%

Nonaccrual loans	20,429		66,214		5,133		91,776

Loans, gross	$385,251		$537,599		$207,226		$1,130,076

The above table is based on contractual scheduled maturities.  Early repayments of loans or renewals at maturity are not considered in this table.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans and are divided into three categories: residential mortgage, commercial mortgage and construction loans.  We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties.  We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes.  Our real estate loans totaled $955.8 million at December 31, 2010, representing 84.6% of our total loans outstanding.  Our loan policy requires an appraisal prior to funding a real estate loan and also outlines the requirements for appraisals on renewals.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans.  Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties.  As it relates to loans sold to third party investors, the Bank has no repurchase obligation on sold loans generally as long as: the investor underwriting guidelines were followed; there was no false representations or fraud involved; and the underlying borrowers make their first mortgage payment when due.  Residential mortgage loans held for sale totaled $6.0 million at December 31, 2010.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders and local marketing efforts.  Our lending efforts include the origination of loans secured by first mortgages on one–to-four family residences or unimproved residential parcels of land and on home equity credit lines.  Our residential mortgage loans totaled $341.4 million at December 31, 2010 and included $153.4 million in one-to-four family permanent mortgage loans, $105.5 million in outstanding advances under home equity credit lines and $82.5 million of other loans secured by residential real estate.  Substantially all of our residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers.  We believe that the amount of risk associated with this group of residential mortgage loans is mitigated in part due to the type of loans involved.  Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties.  Declining real estate values have increased risk of loss in this sector in recent periods.

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

Commercial Mortgage Loans.  Our commercial mortgage loans totaled $475.9 million at December 31, 2010.  These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties.  Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt.  Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses.  We make commercial mortgage loans at both fixed and variable rates for payment terms with amortizations periods of up to 20 years.

Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition, development and “spec” home financing.  We have a staff of lending professionals and assistants who service only our construction loan portfolio.  We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  We lend to builders who have demonstrated a favorable record of performance and profitable operations within our market area.  We also make commercial real estate construction loans on properties as noted in the preceding paragraph.  We endeavor to limit our construction lending risk through adherence to established underwriting procedures.  Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.  Construction loans aggregated $138.5 million at December 31, 2010.

Commercial Loans. Commercial business lending is a primary focus of our lending activities.  At December 31, 2010, our commercial and industrial loan portfolio equaled $156.7 million or 13.9% of total loans.  Commercial loans include both secured and unsecured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Bank also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower and the quality of the collateral securing the loan.  With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that the yields on our commercial loans adjust with changes in market interest rates.

Loans to Individuals.  Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans.  Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment.  Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan.  We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.  At December 31, 2010, loans to individuals totaled $17.5 million.

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

The Board Loan Committee consists of the CEO, President, EVP of Commercial Banking, Chief Credit Officer and five outside Directors as appointed by the Board of Directors.  This Committee meets on a monthly basis to review for approval all loan requests from borrowers with aggregate exposure in excess of $9.0 million.  As of December 31, 2010, the legal lending limit for the Bank was approximately $23.5 million.  The Bank also has an internal bank loan committee comprised of seven members who review all loan requests with aggregate exposure between $6.0 million and $9.0 million.  Effective in 2011, the Board Loan Committee will review all loan requests from borrowers with aggregate exposure in excess of $7.5 million and the internal bank loan committee will review all loan request with aggregate exposure between $5.25 million and $7.5 million.

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

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our general policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown below, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$63,168	$35,535	$14,433	$2,052	$2,636
Restructured loans - nonaccruing	28,609	2,197	-	-	-
Total nonperforming loans	91,777	37,732	14,433	2,052	2,636

Foreclosed assets	17,314	19,634	5,745	775	895

Total nonperforming assets	$109,091	$57,366	$20,178	$2,827	$3,531

Accruing loans past due 90 days or more	$-	$-	$-	$8	$-
Allowance for loan losses	29,580	29,638	18,851	14,258	13,040
Nonperforming loans to period end loans	8.08%	3.07%	1.10%	0.17%	0.26%
Allowance for loan losses to period end loans	2.60%	2.41%	1.43%	1.20%	1.26%
Allowance for loan losses to nonperforming loans	32%	79%	131%	695%	495%
Nonperforming assets to total assets	6.60%	3.32%	1.12%	0.18%	0.25%

Restructured loans in accrual status not included above	$12,117	$-	$-	$-	$-

Nonperforming loans increased to $91.8 million, or 8.08% of total loans, at December 31, 2010 compared to $37.7 million, or 3.07% of loans, at December 31, 2009.  This $54.0 million increase in nonperforming loans is net of loan charge-offs of $42.5 million during the 2010.  Of the $54.0 million increase in nonperforming loans, $26.0 million were loans whose repayment are dependent on the sale of their collateral and whose payment terms were interest only.  While none of these collateral dependent loans were delinquent, these collateral dependent loans were placed on nonaccrual during the third quarter 2010.  Management has subsequently restructured the payment terms on $20.1 million of these third quarter 2010 nonaccrual additions from interest only to interest plus scheduled principal curtailments.  If these borrowers maintain their current payment status under their restructured payment terms, these loans will be restored to an accrual status after a reasonable period.  While there has been a greater volume of loans that have been restructured in the last three quarters of 2010, we initiated a process in the second quarter 2010 to better differentiate between restructured loans that are on nonaccrual and the remainder of nonaccrual loans.

The following table sets forth a breakdown of nonperforming loans as of December 31, 2010, by loan class.
	For the Years Ended December 31,
Nonperforming loans	2010	2009
	(Amounts in thousands)

Construction	$26,256	$11,789
Commercial real estate	22,086	11,922
Commercial and industrial	10,642	3,586
Residential lots	19,192	7,643
Consumer	13,601	2,792
Total nonperforming loans	$91,777	$37,732

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at December 31, 2010.  This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$3,958	$3,898	$775	$23,114	$17,353	$21,251	$20,476
Commercial
Commercial and industrial	990	884	510	7,398	5,475	6,359	5,849
Commercial line of credit	834	808	583	2,530	2,425	3,233	2,650
Residential real estate
Residential construction	7,114	7,000	860	23,230	18,676	25,676	24,816
Residential lot loans	10,484	10,398	841	15,449	8,938	19,336	18,495
Raw land	251	250	53	3,989	1,712	1,962	1,909
Home equity lines	100	99	91	457	334	433	342
Consumer loans	4,516	4,492	1,417	5,904	4,380	8,872	7,455

Total	$28,247	$27,829	$5,130	$82,071	$59,293	$87,122	$81,992

The recorded investment in loans that were considered individually impaired at December 31, 2010 totaled $87.1 million, all of which were non-accrual loans.  At that time, the largest non-accrual balance of any one borrower was $7.3 million, with the average balance for the two hundred sixty-eight non-accrual loans being $342 thousand.  At December 31, 2010, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $22.7 million, with a corresponding valuation allowance of $5.1 million.  In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank; while, the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date.  For these impaired loans as of December 31, 2010, amounts charged off to date were $23.2 million or 21% of the unpaid principal balances.

In addition to nonperforming loans, there were $118.4 million of loans at December 31, 2010, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $45.9 million at December 31, 2009.  See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets as of December 31, 2010, by loan class.

	For the Years Ended December 31,
Foreclosed assets	2010	2009
	(Amounts in thousands)
Residential construction, land development and other land	$13,719	$11,101
Commercial construction	1,196	2,206
1 - 4 family residential properties	991	4,272
Nonfarm nonresidential properties	1,353	1,670
Multi family properties	50	160
Repossessed equipment	5	225
Total foreclosed assets	$17,314	$19,634

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties.  At December 31, 2010 foreclosed assets totaled $17.3 million, or 1.04%, of total assets, and consisted of eighty four properties.  The largest dollar value of a foreclosed property at December 31, 2010 was $2.3 million.  During the course of 2010, the Company acquired $12.0 million of property through foreclosure or repossession, collected $11.4 million in proceeds on asset dispositions, realized approximately $429 thousand in net gains on those dispositions and recorded $3.1 million in foreclosed asset valuation write-downs.  The majority of these foreclosed assets at December 31, 2010 are located in North Carolina (81%) with the remainder located mostly in Florida (13%) and South Carolina (6%).  We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	For the Years Ended December 31,
	2010		2009		2008
			(Amounts in millions)
	$	% of Total	$	% of Total	$	% of Total

Loans delinquencies 30 - 89 days past due	$5.5	0.48%	$7.2	0.58%	$19.7	1.49%

Loans classified substandard or doubtful	$219.9	19.36%	$83.6	6.80%	$34.1	2.59%

Nonperforming loans	$91.8	8.08%	$37.7	3.07%	$14.4	1.10%

As delinquency is viewed as one of the leading indicators for credit quality, the Company’s 30-89 day past due statistic has declined year-over-year and sequentially compared with the last three quarter end statistics since March 31, 2010.  The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

Another key indicator of credit quality is the distribution of credit risk grade classifications in the loan portfolio and the trends in the movement or migration of these risk grades or classifications.  See Note 5 in the financial statements for a description of the Bank’s credit risk grade classifications.  The Substandard (Grade 7) and Doubtful (Grade 8) classifications denote adversely classified loans; while the Special Mention (Grade 6) classification may provide an early warning indicator of a deterioration in the credit quality of a loan portfolio.  The following table is a summary of certain classified loans in our loan portfolio at the dates indicated.

	December 31,		December 31,
	2010		2009
	$	% of Total	$	% of Total

Special Mention	$139.0	12.3%	$119.7	9.8%
Substandard and Doubtful	219.9	19.5%	83.6	6.8%
	$358.9	31.8%	$203.3	16.6%

The $136.3 million, or 163%, increase in adversely classified loans from December 31, 2009 to December 31, 2010 was due to the downgrading of credit risk grades resulting from our regular quarterly reviews of watch and criticized loans.  The increase in adversely classified loans was most pronounced in the third quarter 2010 at which time $26.0 million in collateral dependent loans were downgraded to substandard.

The following table is a further breakdown of the certain classified loans by loan class at December 31, 2010 along with an indicator of the overall credit quality of each loan class denoted by the weighted average risk grade.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.88	$54,923	$91,567
Commercial
Commercial and industrial	4.80	13,294	14,650
Commercial line of credit	4.52	4,000	6,384
Residential real estate
Residential construction	5.40	35,543	39,572
Residential lots	6.06	10,503	35,924
Raw land	5.01	209	6,824
Home equity lines	3.55	3,024	4,905
Consumer	4.15	17,489	20,087
		$138,985	$219,914

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

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories.  As of December 31, 2010, speculative construction loans on our books more than twelve months amounted to $19.3 million, or 50.5%, of the total speculative residential construction loan portfolio, a decrease from $34.1 million, or 64%, of total speculative residential construction loans as of December 31, 2009.  Land acquisition and development loans on our books for more than twenty-four months at December 31, 2010 amounted to $40.2 million, or 67.7%, of that portfolio, a decrease from $48.8 million, or 84%, of that portfolio as of December 31, 2009.

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

In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance.  Prior to third quarter 2010, our methodology for calculating this general valuation allowance applied loss factors based on the credit risk grading of loans segmented into four major loan types: residential construction and development, commercial real estate, consumer and other loans.  These loss factors were based on an appropriate loss history for each major loan type adjusted by credit grade migration factors.  In addition, we utilize other risk factors related to economic and portfolio trends that are pertinent to the underlying risks in each major loan type in estimating the general valuation allowance.  This methodology places a greater emphasis on the credit risk grading of the loan portfolio and allows us to focus on the relative risk and the pertinent factors for the major loan segments of the Company.  During the third quarter of 2010, we further enhanced our methodology for the calculation of the general valuation allowance by expanding the number of loan segments from the four previously mentioned to eight segments, focusing on segments which have experienced greater recent historical loss experience such as residential lot loans and construction and land development.  Furthermore, we also more heavily weight the most recent twelve months historical loss experience in our calculation of the general valuation component of our ALLL.  While the general valuation allowance component increased $7.6 million sequentially during the third quarter of 2010, the impact of this change in the weighting of the historical loss experience increased the third quarter provision for loan losses and the resulting allowance balance by approximately $5.0 million.

As discussed herein, management has undertaken various initiatives in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review;
•	Enhancing our internal and external loan review protocol; and
•	Increasing the general valuation allowance component of our allowance for loan losses.

The following table shows, by loan segment, an analysis of the allowance for loan losses.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total

Allowance for credit losses:

Beginning balance	$9,356	$3,079	$13,272	$1,187	$2,744	$29,638
Provision	5,237	5,520	22,597	1,933	3,713	39,000
Charge-offs	(8,200)	(5,610)	(23,944)	(1,799)	(2,935)	(42,488)
Recoveries	310	1,165	1,609	172	174	3,430
Ending balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580

An analysis of the allowance for loan losses and a breakdown of the specific and general valuation components of the ALLL are as follows:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$29,638	$18,851	$14,258	$13,040	$11,785

Charge-offs:
Residential mortgage loans	18,084	8,161	921	974	248
Commercial mortgage loans	10,439	1,753	165	-	68
Construction loans	7,865	7,757	1,452	140	130
Commercial and industrial loans	5,573	5,719	702	239	508
Loans to individuals	528	1,243	594	541	600
Total charge-offs	42,489	24,633	3,834	1,894	1,554

Recoveries:
Residential mortgage loans	828	131	113	86	142
Commercial mortgage loans	311	1	-	-	-
Construction loans	994	182	4	7	-
Commercial and industrial loans	1,157	971	28	63	36
Loans to individuals	141	135	117	181	121
Total recoveries	3,431	1,420	262	337	299
Net charge-offs	(39,058)	(23,213)	(3,572)	(1,557)	(1,255)
Provision for loan losses	39,000	34,000	8,165	2,775	2,510
Balance at end of period	$29,580	$29,638	$18,851	$14,258	$13,040
Total loans outstanding	$1,136,076	$1,230,275	$1,314,811	$1,188,438	$1,029,816
Average loans outstanding	$1,200,609	$1,272,087	$1,279,041	$1,114,677	$958,001
Allowance for loan losses to loans outstanding	2.60%	2.61%	1.43%	1.20%	1.27%
Ratio of net loan charge-offs to average loans outstanding	3.25%	1.82%	0.28%	0.14%	0.13%
	For the Years Ended December 31,
	2010		2009		2008
	(Amounts in millions)
	$	%	$	%	$	%
ALLL components:
Specific	$5,129	17%	$9,792	33%	$2,792	15%
General	24,451	83%	19,846	67%	16,059	85%
Total	$29,580	100%	$29,638	100%	$18,851	100%

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.  In disaggregating the loan portfolio as of December 31, 2010, the Company revised the loan classes to be more closely aligned with the risk profile of the loan portfolio.  We have not applied these revisions retroactively to prior year data and therefore we are disclosing the allocation of the allowance for loan losses at December 31, 2010 under both the new revised loan classes and the previous loan categories for comparability purposes.

	At December 31, 2010
		% of
By Loan Class	Amount	Total Loans
	(Amounts in thousands)
Commercial real estate	$5,498	18.6%
Commercial
Commercial and industrial	2,226	7.5%
Commercial line of credit	1,928	6.5%
Residential real estate
Residential Construction	7,451	25.2%
Residential lots	5,576	18.9%
Raw land	507	1.7%
Home equity lines	1,493	5.0%
Consumer	3,696	12.5%
Unallocated	1,205	4.2%
	$29,580	100.0%

	For the Years Ended December 31,
	2010		2009		2008
	Amount	% of Total Loans (1)	Amount (3)	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$10,482	30.2%	$9,503	32.2%	$5,221	29.9%
Commercial mortgage loans	6,045	42.1%	5,782	37.0%	3,670	31.9%
Construction loans	7,467	12.3%	8,629	14.5%	4,428	19.8%
Commercial and industrial loans	3,933	13.9%	5,203	14.9%	3,524	16.9%
Loans to individuals	530	1.5%	421	1.4%	1,058	1.5%
Other (2)	1,123	-%	100	-%	950	-%
Total	$29,580	100.0%	$29,638	100.0%	$18,851	100.0%

	At December 31,
	2007		2006
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential mortgage loans	$4,046	26.9%	$1,771	25.4%
Commercial mortgage loans	2,975	32.8%	4,173	34.8%
Construction loans	3,225	21.8%	3,240	20.5%
Commercial and industrial loans	2,854	16.6%	2,099	17.2%
Loans to individuals	1,158	1.9%	553	2.1%
Other	-	-%	1,204	-%
Total	$14,258	100.0%	$13,040	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.
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

INVESTMENT ACTIVITIES

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates approximately 15% of our interest income and serves as a necessary source of liquidity.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
December 31, 2010
Securities available for sale:
US government agencies	$100,101	$198	$2,059	$98,240
Mortgage-backed securities	148,284	2,349	857	149,776
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653
Securities held to maturity:
Mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181
December 31, 2009
Securities available for sale:
US government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780
Securities held to maturity:
US government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180
December 31, 2008
Securities available for sale:
US government agencies	$76,061	$2,183	$37	$78,207
Mortgage-backed securities	196,386	4,268	194	200,460
Municipals	2,393	19	7	2,405
Trust preferred securities	4,250	49	232	4,067
Common stocks and mutual funds	3,822	4	209	3,617
Other	1,000	-	290	710
	$283,912	$6,523	$969	$289,466
Securities held to maturity:
US government agencies	$25,500	$340	$-	$25,840
Mortgage-backed securities	1,792	26	-	1,818
Municipals	7,939	149	215	7,873
	$35,231	$515	$215	$35,531

The following table presents the carrying values, fair values, intervals of maturities or repricings and weighted average yields of our investment portfolio at December 31, 2010.
	2010
	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities available for sale:
US government agencies
Due after five but within ten years	$51,779	$50,995	3.31%
Due after ten years	48,322	47,245	3.42%
	100,101	98,240	3.36%
Mortgage-backed securities
Due within one year	968	974	3.91%
Due after one but within five years	3,798	3,809	1.41%
Due after five but within ten years	38,965	40,577	4.20%
Due after ten years	104,553	104,416	2.64%
	148,284	149,776	3.03%
Municipals
Due within one year	2,287	2,293	1.53%
Due after one but within five years	2,872	2,877	1.65%
Due after five but within ten years	13,181	13,266	2.98%
Due after ten years	37,561	37,128	4.55%
	55,901	55,564	3.90%
Trust preferred securities
Due after ten years	4,252	3,094	4.13%
	4,252	3,094
Common stock and mututal funds
Due after ten years	2,650	3,003	2.00%
	2,650	3,003
Other
Due after one but within five years	1,000	976	1.28%
	1,000	976
Total securities available for sale
Due within one year	3,256	3,267	2.23%
Due after one but within five years	7,670	7,663	1.46%
Due after five but within ten years	103,925	104,838	3.60%
Due after ten years	197,338	194,885	3.21%
	$312,189	$310,652	3.29%
Securities held to maturity:
Mortgage-backed securities
Due after one but within five years	$435	$459	4.57%
Due after five but within ten years	34	37	6.39%
Due after ten years	335	356	5.45%
	804	852	5.02%
Municipals
Due within one year	100	101	3.16%
Due after one but within five years	707	743	3.81%
Due after five but within ten years	3,196	3,239	4.35%
Due after ten years	27,413	25,806	4.73%
	31,416	29,889	4.67%
Other
Due after one but within five years	10,000	9,440	6.42%
	10,000	9,440
Total securities held to maturity
Due within one year	100	101	4.31%
Due after one but within five years	11,142	10,642	3.92%
Due after five but within ten years	3,230	3,276	0.59%
Due after ten years	27,748	26,162	4.74%
	$42,220	$40,181	5.09%

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2010, there were no securities of any issuer (other than US government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

We have used interest rate swaps, caps and floors in the management of interest rate risk.  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments.  A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions.  Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another.  At December 31, 2010, interest rate swap arrangements with total notional amounts of $95.0 million, with terms ranging up to thirty years, were outstanding.  In addition, we had $12.5 million notional of interest rate caps with up to thirty-eight months remaining until maturity at year end.  These instruments help protect the Company from changes in interest rates by allowing us to receive payments from the counterparty on these contracts when the referenced rate falls outside the level specified in the agreement.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  Although the Company deals only with primary dealers, a nonrecurring loss of $440 thousand was included in noninterest income during the third quarter of 2008 related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  Lehman Brothers held $1.0 million of the Company’s US Government Agency investment securities as collateral in connection with certain terminated derivative contracts at December 31, 2008.  During the second quarter of 2009, the $1.0 million in collateral was written off as the Company’s ability to recover the value of the collateral became more in question.  During the third quarter of 2009, we recovered $408 thousand from the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party.

A discussion of derivatives is presented in Note 17 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit.  These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits.  We have used brokered deposits and out-of-market deposits as funding sources.  As of December 31, 2010, we have $185.8 million of brokered certificates of deposits and $48.8 million of CDARS.  Under the Consent Order, the Bank agreed that it will not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC.  We strive to establish customer relationships to attract core deposits in non-interest-bearing and other transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits:

	For the Years Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing NOW and money market accounts	$601,122	0.95%	$466,667	1.45%	$512,717	2.24%
Time deposits $100,000 or more	178,288	1.52%	193,505	2.50%	137,841	4.86%
Other time deposits	403,694	2.49%	486,721	3.04%	428,950	3.86%
Total interest-bearing deposits	1,183,104	1.56%	1,146,893	2.30%	1,079,508	3.21%
Demand and other non-interest-bearing deposits	119,418		107,461		104,978
Total average deposits	$1,302,522	1.42%	$1,254,354	2.11%	$1,184,486	2.93%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more, brokered certificates of deposit and CDARs at December 31, 2010:

	At December 31, 2010
	CDs > $100,000	Brokered CDs	CDARS
	(Amounts in thousands)
Remaining Maturity
Less than three months	$50,044	$20,000	$12,114
Three to six months	24,683	-	10,595
Six to twelve months	25,246	12,000	26,100
Over twelve months	107,168	153,784	-
Total	$207,141	$185,784	$48,809

Borrowings

To supplement deposits, our primary source of funding, the Company utilizes borrowings for loan growth and other liquidity needs.  The following is a summary of our borrowings at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$16,250	$31,250
Repurchase agreements	4,808	14,861
Other borrowed funds	1,040	39,366
	$22,098	$85,477

Long-term borrowings
FHLB advances	$56,809	$73,226
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$182,686	$199,103

Short term advances from the FHLB are collateralized as described below and are scheduled to be repaid within one year based on the terms of the individual borrowing.  Securities sold under agreements to repurchase are scheduled to be repaid within one year based on the terms of the individual borrowing, or provided solely as an accommodation to our customers.  Customer repurchase agreements are collateralized by US government agency obligations and generally mature within ninety days from the transaction date.  The Company purchases federal funds through unsecured lines of credit with various banks aggregating $32.0 million.  Federal funds purchased are subject to restrictions limiting the frequency and term of advances, are payable on demand and bear interest based upon the daily federal funds rate.

As an additional source of funding, the Company has long term borrowings including long term advances from the FHLB, term repurchase agreements from other commercial and investment banks and debt associated with the issuance of trust preferred securities.  Total FHLB advances outstanding of $73.1 million at December 31, 2010 are collateralized by loans with a carrying amount of $65.9 million, which approximates market value, and investment securities with a market value of $36.5 million.  The Company also has term repurchase lines of $80.0 million from various institutions that were collateralized by investment securities having a carrying value of $93.9 million.  Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the counterparty.  The following table presents the maturities for long term FHLB advances and term repurchase agreements.

Long term borrowings	At December 31, 2010
	FHLB Advances		Term Repo
Years of maturity	Interest Rate	Amount	Interest Rate	Amount
		(In thousands)		(In thousands)

2012	3.84%	5,000	4.51%	20,000
2013	3.46%	10,000	-	-
2014	4.17%	25,000	-	-
2015	2.97%	10,000	3.70%	30,000
Thereafter	3.46%	6,809	3.33%	30,000
		$56,809		$80,000

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The Company is amortizing the issuance costs of these securities over their contractual life of thirty years.  The unamortized balance of these issuance costs at December 31, 2008 was $1.3 million.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  If we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

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

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For us, this Tier 1 limit was $34.0 million at December 31, 2010.  The $10.5 million in excess of that 25% limitation counts as Tier 2 supplementary capital on our books.

The carrying value of the junior subordinated debentures in connection with the two issues of trust preferred securities described above was $45.9 million at December 31, 2010.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures related to our outstanding trust preferred securities.

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
Winston-Salem, North Carolina

We have audited the accompanying consolidated statements of condition  of Southern Community Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 24, 2011

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$16,584	$30,184
Federal funds sold and overnight deposits	49,587	31,269
Investment securities (Note 3)
Available for sale, at fair value	310,653	312,780
Held to maturity, (fair value of $40,181 and $11,180 at December 31, 2010 and 2009, respectively)	42,220	10,919
Federal Home Loan Bank stock	8,750	9,794

Loans held for sale	5,991	3,025

Loans (Note 4)	1,130,076	1,230,275
Allowance for loan losses (Note 5)	(29,580)	(29,638)
Net Loans	1,100,496	1,200,637

Premises and equipment (Note 6)	40,550	42,630
Foreclosed assets (Note 4)	17,314	19,634
Other assets (Notes 7 and 14)	61,253	67,736
Total Assets	$1,653,398	$1,728,608

Liabilities and Stockholders’ Equity
Deposits
Demand	$110,114	$118,372
Money market and NOW	541,949	567,435
Savings	40,929	11,592
Time (Note 8)	655,427	616,671
Total Deposits	1,348,419	1,314,070

Short-term borrowings (Note 9)	22,098	85,477
Long-term borrowings (Notes 9 and 10)	182,686	199,103
Other liabilities (Note 12)	7,854	7,961

Total Liabilities	1,561,057	1,606,611
Stockholders’ Equity (Notes 10, 11 and 16)
Senior Cumulative Perpetual Preferred Stock (Series A),
no par value, 1,000,000 shares authorized; 42,750 shares
issued and outstanding at December 31, 2010 and 2009	41,453	41,060
Common stock, no par value, 30,000,000 shares authorized;
issued and outstanding 16,812,625 shares and 16,787,675
shares at December 31, 2010 and 2009, respectively	119,408	119,282
Retained earnings (accumulated deficit)	(67,082)	(41,430)
Accumulated other comprehensive income (loss)	(1,438)	3,085
Total Stockholders’ Equity	92,341	121,997

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,653,398	$1,728,608

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$68,384	$74,548	$82,125
Investment securities available for sale	11,303	14,035	12,378
Investment securities held to maturity	886	877	2,184
Federal funds sold and overnight deposits	65	13	55
Total Interest Income	80,638	89,473	96,742

Interest Expense
Money market, savings, and NOW deposits	5,718	6,787	11,412
Time deposits	12,781	19,631	23,236
Short-term borrowings	1,108	1,701	3,808
Long-term borrowings	8,672	9,607	10,826
Total Interest Expense	28,279	37,726	49,282
Net Interest Income	52,359	51,747	47,460

Provision for Loan Losses (Note 5)	39,000	34,000	8,165
Net Interest Income After Provision for Loan Losses	13,359	17,747	39,295
Non-Interest Income
Service charges and fees on deposit accounts	6,533	6,246	5,859
Income from mortgage banking activities	2,182	2,104	1,294
Investment brokerage and trust fees	1,474	1,159	1,138
Gain on sale of investment securities	3,531	1,236	98
Net impairment loss recognized in earnings	(186)	(404)	-
Other (Note 15)	2,072	2,565	2,952
Total Non-Interest Income	15,606	12,906	11,341

Non-Interest Expense
Salaries and employee benefits	20,926	22,502	22,038
Occupancy and equipment	7,428	7,903	7,679
Goodwill impairment	-	49,501	-
Other (Note 15)	19,414	20,592	12,431
Total Non-Interest Expense	47,768	100,498	42,148
Income (Loss) Before Income Taxes	(18,803)	(69,845)	8,488
Income Tax Expense (Benefit) (Note 14)	4,318	(6,686)	2,634
Net Income (loss)	(23,121)	(63,159)	5,854
Effective dividends on preferred stock (Note 11)	2,531	2,508	185
Net income (loss) available to common shareholders	$(25,652)	$(65,667)	$5,669

Net Income (loss) Per Common Share
Basic	$(1.53)	$(3.91)	$0.33
Diluted	(1.53)	(3.91)	0.33

Weighted Average Common Shares Outstanding
Basic	16,811,439	16,787,938	17,363,395
Diluted	16,811,439	16,787,938	17,398,318

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)

Net income (loss)	$(23,121)	$(63,159)	$5,854

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	(3,519)	1,012	4,387
Tax effect	1,357	(390)	(1,692)
Reclassification of gains recognized in net income	(3,531)	(1,236)	(98)
Tax effect	1,361	476	38
Reclassification of impairment on equity securities	186	-	-
Tax effect	(72)	-	-
Net of tax amount	(4,218)	(138)	2,635

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(738)	354	(982)
Tax effect	284	(137)	343
Loss due to counterparty default net of amortization	-	-	240
Reclassification of gains recognized in net income (loss), net
Reclassified into income	297	233	78
Tax effect	(115)	(90)	(29)
Acquisition premium on interest rate cap contract, net of amortization	(14)	-	-
Tax effect	6	-	-
Amortization of terminated floor contract	-	(373)	-
Tax effect	-	144	-
Other	-	58	-
Tax effect	-	(23)	-
Net of tax amount	(280)	166	(350)

Net postretirement benefit plans adjustment	(40)	(14)	(423)
Tax effect	15	6	163
Net of tax amount	(25)	(8)	(260)

Total other comprehensive income (loss)	(4,523)	20	2,025

Comprehensive income (loss)	$(27,644)	$(63,139)	$7,879

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

						Accumulated
					Retained	Other	Total
	Preferred Stock		Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2007	-	$-	17,399,882	$119,101	$22,198	$1,040	$142,339

Net income	-	-	-	-	5,854	-	5,854

Other comprehensive income, net of tax	-	-	-	-	-	2,025	2,025

Common shares repurchased	-	-	(733,175)	(2,700)	-	-	(2,700)

Stock options exercised including income tax benefit of $51	-	-	73,968	408	-	-	408

Restricted stock issued	-	-	29,000	44	-	-	44

Stock-based compensation	-	-	-	111	-	-	111

Cash dividends of $0.16 per share	-	-	-	-	(2,781)	-	(2,781)

Cumulative effect of accounting method change	-	-	-	-	(185)	-	(185)

Preferred stock transaction:

Issuance of preferred stock	42,750	42,750	-	-	-	-	42,750

Discount on preferred stock	-	(2,090)	-	2,090	-	-	-

Preferred stock accretion of discount	-	30	-	-	(30)	-	-

Preferred stock dividend accrued	-	-	-	-	(155)	-	(155)

Balance at December 31, 2008	42,750	40,690	16,769,675	119,054	24,901	3,065	187,710

Net income (loss)	-	-	-	-	(63,159)	-	(63,159)

Other comprehensive income, net of tax	-	-	-	-	-	20	20

Restricted stock issued	-	-	18,000	63	-	-	63

Stock-based compensation	-	-	-	165	-	-	165

Cash dividends of $0.04 per share	-	-	-	-	(664)	-	(664)

Preferred stock transaction:

Preferred stock dividends	-	-	-	-	(2,138)	-	(2,138)

Preferred stock accretion of discount	-	370	-	-	(370)	-	-

Balance at December 31, 2009	42,750	$41,060	16,787,675	$119,282	$(41,430)	$3,085	$121,997

Net income (loss)	-	-	-	-	(23,121)	-	(23,121)

Other comprehensive income (loss), net of tax	-	-	-	-	-	(4,523)	(4,523)

Stock options exercised including income tax benefit of $0	-	-	200	-	-	-	-

Restricted stock issued	-	-	24,750	74	-	-	74

Stock-based compensation	-	-	-	52	-	-	52

Preferred stock transaction:

Preferred stock dividends	-	-	-	-	(2,138)	-	(2,138)

Preferred stock accretion of discount	-	393	-	-	(393)	-	-

Balance at December 31, 2010	42,750	$41,453	16,812,625	$119,408	$(67,082)	$(1,438)	$92,341

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income (loss)	$(23,121)	$(63,159)	$5,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,389	4,131	3,817
Provision for loan losses	39,000	34,000	8,165
Net proceeds from sales of loans held for sale	105,113	175,887	70,222
Originations of loans held for sale	(105,897)	(176,492)	(67,315)
Gain from mortgage banking	(2,182)	(2,104)	(1,294)
Stock-based compensation	126	228	155
Net increase in cash surrender value of life insurance	(1,065)	(1,101)	(841)
Realized gain on sales of available for sale securities	(3,531)	(1,236)	(98)
Realized loss on impairment of investment securities available for sale	186	-	-
Realized loss of equity investment in Silverton Bank	-	404	-
Realized (gain) loss on sale of premises and equipment	24	(57)	74
(Gain) loss on economic hedges	532	826	(934)
Deferred income taxes	9,710	(5,836)	(2,475)
Realized (gain) loss on sale of foreclosed assets	(429)	(196)	59
OREO writedown	3,092	2,493	99
Goodwill impairment	-	49,501	291
Change in assets and liabilities:
Increase (decrease) in other assets	180	(10,669)	1,706
Increase (decrease) in other liabilities	(638)	(2,608)	926
Total Adjustments	48,610	67,171	12,557
Net Cash Provided by Operating Activities	25,489	4,012	18,411
Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(18,318)	(29,089)	70
Purchases of:
Available for sale investment securities	(278,934)	(215,169)	(229,894)
Held to maturity investment securities	(36,632)	-	-
Proceeds from maturities and calls of:
Available for sale investment securities	143,570	122,115	42,593
Held to maturity investment securities	5,320	24,309	34,568
Proceeds from sale of:
Available for sale investment securities	132,930	69,846	49,602
Purchase of Federal Home Loan Bank stock	-	(421)	(3,613)
Proceeds from sales of Federal Home Loan Bank stock	1,044	384	5,550
Net (increase) decrease in loans	49,280	35,421	(135,984)
OREO capitalized cost	(103)	(758)	(43)
Purchases of premises and equipment	(1,154)	(5,962)	(4,599)
Proceeds from disposal of premises and equipment	92	59	8
Proceeds from sale of foreclosed assets	11,401	10,699	1,047
Purchase of bank-owned life insurance	-	-	(10,000)
Net Cash Provided by (Used in) Investing Activities	8,496	11,434	(250,695)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and transaction accounts	(4,407)	119,579	(27,523)
Net increase (decrease) in time deposits	38,756	(38,621)	215,398
Net increase (decrease) in short-term borrowings	(63,379)	(59,720)	27,425
Proceeds from long-term borrowings	-	16,250	50,000
Repayment of long-term borrowings	(16,417)	(45,163)	(77,383)
Net proceeds from issuance of preferred stock	-	-	42,750
Net proceeds from exercise of stock options	-	-	408
Cost of shares repurchased	-	-	(2,700)
Preferred dividends paid	(2,138)	(2,138)	-
Cash dividends paid	-	(664)	(2,781)
Net Cash Provided by (Used in) Financing Activities	(47,585)	(10,477)	225,594
Net Increase (decrease) in Cash and Cash Equivalents	(13,600)	4,969	(6,690)
Cash and Cash Equivalents, Beginning of Year	30,184	25,215	31,905
Cash and Cash Equivalents, End of Year	$16,584	$30,184	$25,215

	2010	2009	2008
	(Amounts in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$28,818	$40,835	$46,370
Income taxes paid	945	754	5,140
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$11,861	$25,902	$6,082
Increase (decrease) in fair value of securities available for sale, net of tax	(4,218)	(138)	2,635
Increase (decrease) in fair value of cash flow hedges, net of tax	(280)	166	(350)
Unrealized gain (loss) on fair value hedges	(379)	161	456

See accompanying notes.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Southern Community Financial Corporation and its wholly-owned subsidiary, Southern Community Bank and Trust.  All material intercompany transactions and balances have been eliminated in consolidation.  Southern Community Financial Corporation and its subsidiary are collectively referred to herein as the “Company.”

Nature of Operations

Southern Community Bank and Trust (the “Bank”) was incorporated November 14, 1996 and began banking operations on November 18, 1996.  The Bank is engaged in general commercial and retail banking principally in Central and Western North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.  In October 2001, Southern Community Financial Corporation (the “Company”) was formed as a financial holding company for the Bank, and is subject to the rules and regulations of the Federal Reserve System. On March 3, 2011, the Company applied to the Federal Reserve to modify its status from a financial holding company to a bank holding company.  This was approved by the Federal Reserve Bank on March 14, 2011.  The Bank and the Company undergo periodic examinations by those regulatory authorities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses as well as the carrying value of foreclosed assets.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks,” which include cash on hand and amounts due from banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits.  As of December 31, 2010, the daily average gross reserve requirement was $7.3 million.

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

The Company has an investment in the Federal Home Loan Bank of Atlanta which does not have readily determinable fair value and we do not exercise significant influence on them.  The Company carries its investment in FHLB at its cost which is the par value of the stock.

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold basis.  Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors.  Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.  The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income in the consolidated statement of operations.  The Company does not hold nonmortgage loans for sale and did not reclassify any financing receivables to held for sale during the year.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan.  Interest on loans is recorded based on the principal amount outstanding.  For all classes, loans are considered delinquent and past due when payment has not been received for a period of 30 days after a scheduled payment due date.  The accrual of interest on impaired loans is discontinued when loans are 90 days or more past due or, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income.  Interest income is subsequently recognized only to the extent cash payments are received. Loans are written down or charged off when management has determined the loan to be uncollectible in part or in total.  Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of six months and has the ability to continue making scheduled payments until the loan is repaid in full.  See Note 4 for further discussion of lending practices by loan class.  Loans are primarily made in the Bank’s market areas of North Carolina.  Real estate loans can be affected by the condition of the local real estate market.  Commercial and installment loans can be affected by the local economic conditions.  The Company’s off balance sheet credit exposure is limited to unused lines of credit.  An allowance for loan loss has not been established for this exposure. The Company did not enter into any significant purchases or sales of financing receivables during 2010 or 2009.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio.  The Bank’s format for the calculation of ALLL begins with the evaluation of loans under impairment guidelines.  For the purposes of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be considered for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  Once a loan is considered impaired, it is not included in the determination of the general loss component of the allowance, even if no specific allowance is considered necessary.  In addition to the evaluation of loans for impairment, the Bank calculates the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience factors to each major segment broken down by loan credit risk grade.  The disaggregation of loans was increased from four classes to eight classes during 2010 to provide additional emphasis on more troubled portfolio segments, including construction and residential lots.  For the third quarter 2010 and subsequent ALLL calculations, the Company also revised the calculation of historical loss experience factor from a simple average to a weighted average of rolling twelve quarters by more heavily weighting the loss experience for the most recent year to better reflect current market conditions.  The effect of the methodology change was to increase the total allowance as the loss history has increased in recent years. The Bank also utilizes various other factors to further evaluate the portfolio for risk.  The other factors utilized include the current credit grade of loans, the rate of loan growth, policy exceptions, interest rate trends and various economic factors.  These factors are examined for trends and the risk that they represent to the Bank’s loan portfolio.  Each of these other factors is assigned a level of risk and this risk factor modifies the historical loss experience factor for the pertinent loan class.  The appropriate combined factor (historical loss experience adjusted for qualitative factor(s) is applied to only those loans not individually evaluated for impairment.  The ALLL calculation for specific loss and general loss exposure are aggregated to arrive at the approximate allowance level for our loan portfolio.  While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein.  Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other expenses.

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.  These temporary differences consist primarily of the allowance for loan losses, differences in the financial statement and income tax basis in premises and equipment and differences in financial statement and income tax basis in accrued liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be fully realized.  A $2.0 million valuation allowance was established in the fourth quarter of 2009 with an additional $12.6 million added during 2010.

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties.  A nonrecurring loss was recorded in the prior year related to the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  As part of those derivative contracts, Lehman Brothers held as collateral $1.0 million of the Company’s US Government Agency investment securities.  The Company filed a claim against Lehman Brothers for recovery of the collateral and value of the derivative positions.  The Company wrote off the $1.0 million in collateral held by Lehman during the second quarter 2009 as legal counsel determined that the Company had no preferred status in the Lehman bankruptcy and its realization was uncertain.  Through the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party, the Company recovered $408 thousand which was recorded in noninterest income during the third quarter of 2009.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company currently has ten derivative instrument contracts consisting of one interest rate cap, seven interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps; while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.  Note 17 contains additional information regarding derivative financial instruments.

Per Share Data

Basic net income (loss) per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options or warrants were exercised resulting in the issuance of common stock that would then share in the net income of the Company.  Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2010	2009	2008
Weighted average number of common shares used in computing basic net income per common share	16,811,439	16,787,938	17,363,395
Effect of dilutive stock options	-	-	34,923
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	16,811,439	16,787,938	17,398,318

For the years ended December 31, 2010, 2009 and 2008, net income (loss) for determining earnings per common share was reported net income (loss) less the effective dividends on preferred stock.  For the years ended December 31, 2010, 2009 and 2008, there were 619,606, 706,700 and 744,266 options, respectively.  In 2010 and 2009 options were antidilutive due to reported net losses.  In 2008 options were anitdilutive since the exercise price exceeded the average market price for the year.  These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for their respective years.

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accumulated other comprehensive income at December 31, 2010 and 2009 consists of the following:

	2010	2009
	(Amounts in thousands)
Unrealized holding gain - investment securities available for sale	$(1,535)	$5,329
Deferred income taxes	592	(2,054)
Net unrealized holding gain - investment securities available for sale	(943)	3,275
Unrealized holding gain (loss) - cash flow hedge instruments	(333)	117
Deferred income taxes	128	(41)
Net unrealized holding gain (loss) - cash flow hedge instruments	(205)	76
Postretirement benefit plans adjustment	(473)	(433)
Deferred income taxes	183	167
Net postretirement benefit plans adjustment	(290)	(266)
Total accumulated other comprehensive income	$(1,438)	$3,085

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

Effective February 16, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of North Carolina Office of the Commissioner of Banks with certain requirements, including reducing adversely classified loans and maintaining regulatory capital above specified minimum levels. See Note 2 for further discussion concerning the provisions of the Consent Order.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has adopted Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality disaggregated by portfolio segment and class of financing receivable.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  A portion of this standard was adopted as of December 31, 2010 through additional disclosures in the footnotes to the consolidated financial statements.

From time to time there are exposure drafts for proposed statements of financial accounting standards.  Management considers the effect of the proposed statements and SEC Staff Accounting Bulletins on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

(2) REGULATORY MATTERS

In connection with continuing turmoil in the economy, and more specifically, with the real estate market, the Company recorded net losses of $25.7 million for the year ended December 31, 2010 and $16.2 million for the year ended December 31, 2009, which excludes the nonrecurring goodwill impairment or $49.5 million in 2009.  These losses were primarily the result of necessary considerable increases in provision for loan losses during the periods, which were compounded by a tightening interest margin resulting increased amounts of non-accrual loans.  Furthermore, the Company increased its valuation allowance provided against deferred tax assets during the year ended December 2010 by $12.6 million to $14.6 million as of December 31, 2010 which also negatively impacted earnings.  However, despite the net losses the Bank remains “well capitalized” as further described in Note 16 Regulatory Matters.  The culmination of net losses in recent quarters has had a negative impact on operations and capital resources and has resulted in actions by our regulators to restrict operations as noted below.

Recent Regulatory Actions

On February 16, 2011 the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commission of Banks (“NCCOB”).  The Consent Order is a formal corrective action pursuant to which the Bank agreed to address specific areas through the adoption and implementation of policies, plans and procedures designed to enhance the safety and soundness of the Bank.  Under the terms of the Consent Order among other things, the Bank has agreed to:

•	Strengthen Board oversight of the management and operations of the Bank;
•	Comply with minimum capital requirements or 8% Tier 1 leverage capital and 11% total risk-based capital;
•
Formulate and implement a plan to reduce the Bank’s risk exposure in assets classified “Substandard or Doubtful” in the FDIC’s most recent report of examination by 15% in 180 days, 35% in 360 days, 60% in 540 days and 75% in 720 days;

•	Within 90 days, implement effective lending and collection policies;
•	Not pay cash dividends without the prior written approval of the FDIC and the Commissioner; and
•	Neither renew, rollover or accept any brokered deposits without obtaining a waiver from the FDIC.

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.

The Consent Order specifies certain timeframes for meeting these requirements.  The Bank must furnish periodic progress reports to the FDIC and NCCOB regarding its compliance with the Consent Order.  The Consent Order will remain in effect until modified or terminated by the FDIC and the NCCOB.

Management’s Plans and Actions

The Bank has already undertaken the following actions, among other things, to comply with the Consent Order:

•
As of December 31, 2010, the Bank had reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (17%) exceeding its scheduled reduction at its first measurement point (15% reduction within 180 days after the effective date of the Consent Order, which was February 16, 2011).

•	By December 31, 2010, the Bank had eliminated all assets classified as “loss” and the appropriate portions of those assets classified as “doubtful” in the Bank’s most recent Report of Examination.
•
Throughout the third and fourth quarters of 2010 and continuing into the first quarter of 2011, the Bank has taken a number of measures to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.

(2)	REGULATORY MATTERS (Continued)

In order to achieve compliance with the terms of the Consent Order, the Company is currently considering various strategies such as: balance sheet shrinkage through net loan run-off, reduction in brokered deposits and other strategies such as asset sales, plans for capital injections, taking action to restructure the risk weighting of assets and various strategies to improve Bank profitability.  As of December 31, 2010, the parent holding company had $5.6 million in cash and investment securities, net of short term liabilities, available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell more assets.  The ability to decrease our levels of nonperforming assets is also vulnerable to market conditions as many of the Bank’s borrowers rely on an active real estate market as a source of repayment, particularly construction loan borrowers, and as mentioned, the sale of loans in this market is difficult.  If the real estate market does not improve, the level of nonperforming assets may continue to increase.

Compliance Efforts

None of the timeframes under the Consent Order have lapsed and the process of responding to the provisions of the Consent Order is well underway, including submission of the strategic business plan to the FDIC and NCCOB.  In addition, management is developing and will implement the required plans that incorporate the following components: maintenance of a Tier 1 Leverage ratio at 8.0% and total risk-based capital of 11.0%, reduction in the level of classified assets and reduced reliance on brokered deposits.

As previously disclosed by the Company, many of the corrective actions requested by the FDIC and NCCOB were initiated by the Bank and the Company during 2010, including significant reduction in adversely classified assets as well as other changes to preserve capital and enhance operations.  Compliance efforts remain ongoing and, with respect to many of the items, insufficient time has lapsed to evaluate the success of the Bank’s compliance efforts.

If the Bank fails to comply with the minimum capital levels in the Consent Order, the Bank may be subject to further restrictions, the extent of which is dependent upon the magnitude of noncompliance.  A bank may be prohibited from engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.  Therefore, failure to maintain adequate capital could have a material adverse effect on operations.  With respect to the Bank’s regulatory capital ratios as of December 31, 2010, the Tier 1 leverage capital ratio and the total risk-based capital ratios were 7.83% and 11.14%, respectively, compared to requirements of the Consent Order, which commence 120 days from the effective date of the Consent Order, of 8% and 11%, respectively.

Failure by the Bank to comply with the requirements set forth in the Consent Order may result in further adverse regulatory actions, sanctions, and restrictions on the Bank’s activities, which could have a material adverse effect on the business, future prospects, financial condition or results of operations of the Bank and the Company.

(3)  INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2010 and 2009:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)
Securities available for sale:
US government agencies	$100,101	$198	$2,059	$98,240
Mortgage-backed securities	148,284	2,349	857	149,776
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653
Securities held to maturity:
Mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate Bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)
Securities available for sale:
US government agencies	$57,441	$407	$560	$57,288
Mortgage-backed securities	176,543	5,813	256	182,100
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual finds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780
Securities held to maturity:
US government agencies	$2,500	$35	$-	$2,535
Mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

Proceeds from sales of available for sale securities during 2010, 2009 and 2008 were $132.9 million, $69.8 million and $49.6 million respectively, at a gain of $3.5 million, $1.2 million and $98 thousand respectively.  These sales were part of the Company’s asset liability management.

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank.  The Company recorded a loss of $404 thousand in the first quarter of 2009 to write-off its equity investment in Silverton which was classified as other securities available for sale.  The impairment loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the period ended December 31, 2009.

(3)  INVESTMENT SECURITIES (Continued)

The following tables show the gross unrealized losses and fair values for our investments aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2010 and December 31, 2009.  For available for sale securities, the unrealized losses relate to twenty-one US government agency bonds, six mortgage-backed securities, forty-four municipal and five other securities.  For held to maturity securities, the unrealized losses relate to twenty-nine municipal securities and two other securities.  All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery.  Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

	2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)
Securities available for sale:
US government agencies	$75,252	$2,059	$-	$-	$75,252	$2,059
Mortgage-backed securities	70,050	857	121	-	70,171	857
Municipals	31,513	737	719	4	32,232	741
Trust preferred securities	-	-	2,071	1,179	2,071	1,179
Other	976	24	-	-	976	24
Total temporarily impaired securities	$177,791	$3,677	$2,911	$1,183	$180,702	$4,860

Securities held to maturity:
Municipals	$22,507	$1,631	$-	$-	$22,507	$1,631
Corporate bonds	9,440	560	-	-	9,440	560

Total temporarily impaired securities	$31,947	$2,191	$-	$-	$31,947	$2,191

	2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)
Securities available for sale:
US government agencies	$27,131	$560	$-	$-	$27,131	$560
Mortgage-backed securities	15,414	256	-	-	15,414	256
Municipals	6,881	102	-	-	6,881	102
Trust preferred securities	1,770	1,230	1,106	146	2,876	1,376
Common stocks and mutual funds	69	198	403	97	472	295
Other	993	7	-	-	993	7
Total temporarily impaired securities	$52,258	$2,353	$1,509	$243	$53,767	$2,596
Securities held to maturity:
Municipals	$497	$3	$-	$-	$497	$3

(3)  INVESTMENT SECURITIES (Continued)

In evaluating investment securities for “other than temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At December 31, 2010, there were four investment securities with aggregate fair values of $2.9 million in an unrealized loss position for at least twelve months.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  The trust preferred securities had two issues in an unrealized loss position for 12 months or more due to changes in the level of market interest rates and a less active market in these securities.  The security has a variable rate based on LIBOR which has remained low throughout 2010.  Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity.  The unrealized losses are reflected in other comprehensive income.  The Company determined one marketable equity security was “other-than-temporarily” impaired during the first quarter 2010 and recognized a $186 thousand write-down on the investment.  This investment was sold during the fourth quarter 2010 and the loss on the sale is included in securities gains and losses.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2010 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)
Due within one year	$2,287	$2,293	$100	$101
Due after one but through five years	2,872	2,877	10,707	10,183
Due after five but through ten years	64,960	64,261	3,196	3,239
Due after ten years	85,883	84,373	27,413	25,806
Mortgage-backed securities	148,284	149,776	804	852
Trust preferred securities	4,252	3,094	-	-
Common stocks and mutual funds	2,650	3,003	-	-
Other	1,000	976	-	-
	$312,188	$310,653	$42,220	$40,181

Securities with carrying values of $81.6 million and $33.9 million and fair values of $80.5 million and $35.4 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits as required by law.  Additionally, at December 31, 2010, securities with carrying values and fair values of $48.8 million and $48.8 million were pledged to secure the Company’s borrowings from the FHLB.  Securities with carrying values of $111.7 million and fair values of $112.5 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

For the years ended December 31, 2010, 2009 and 2008, income from taxable and nontaxable securities were $9.6 million and $2.6 million, $13.1 million and $1.8 million, and $14.1 million and $433 thousand, respectively.

(3)  INVESTMENT SECURITIES (Continued)

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $8.8 million at December 31, 2010 and $9.8 million at December 31, 2009.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily.  On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members.  These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures.  Prior to the announcement, the FHLB automatically repurchased excess stock on a daily basis.  Subsequently, the FHLB announced that it would repurchase up to $300 million of members’ excess stock on July 15, 2010, August 17, 2010 and November 15, 2010.  On these dates, the Company actually received $352 thousand, $349 thousand and $342 thousand, respectively, as its portion of those repurchases of excess stock.  The FHLB paid a cash dividend to its members for the past five consecutive quarters beginning in the second quarter of 2009.  On November 4, 2010, the FHLB paid a cash dividend to its members for the third quarter of 2010 at an annualized rate of 0.39%.   Management believes that our investment in FHLB stock was not impaired as of December 31, 2010 or December 31, 2009.

(4)  LOANS

Following is a summary of loans at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Residential mortgage loans	$341,401	$395,586
Commercial mortgage loans	475,901	455,268
Construction loans	138,543	178,239
Commercial and industrial loans	156,688	183,319
Loans to individuals	17,543	17,863
Total	$1,130,076	$1,230,275

Construction loans are non-revolving extensions of credit secured by real property, the proceeds of which will be used to a) finance the preparation of land for construction of industrial, commercial, residential, or farm buildings; or b) finance the on-site construction of such buildings.  Construction loans are approved based on a set of projections regarding cost, time to completion, time to stabilization or sale, and availability of permanent financing.  Any one of these projections may vary from actual results.  Therefore, construction loans are considered based not only on the expected merits of the project itself, but also on secondary and tertiary repayment sources of the project sponsor, project sponsor expertise and experience and independent evaluation of project viability.  Personal guarantees are typically required.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections to ensure that loan commitments remain in-balance with work completed to date and that adequate funds remain available to ensure completion.

(4)  LOANS (Continued)

Commercial real estate loans are underwritten by evaluating and understanding the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan amounts relative to equity sources of capitalization and higher debt service requirements relative to available cash flow.  This heightened degree of financial and operating leverage can expose commercial real estate loans to increased sensitivity to changes in market and economic conditions.  Repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and secondary/tertiary sources of repayment of the property sponsors.  Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Loans secured by owner-occupied properties are generally considered to be less sensitive to real estate market conditions, since the profitability and cash flow of the occupying business are aligned via common ownership.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to generate positive cash flow, operate profitably and prudently expand its business.  Underwriting standards are designed to promote relationships to include a full range of loan, deposit, and cash management services.  Underwriting processes include thorough examination of the borrower’s market, operating environment, and business model, to assess whether current and projected cash flows can reasonably be expected to present an acceptable source of repayment.  Such repayment should be sensitized with variances of growth/decline, profitability, and operating cycle changes.  Secondary repayment sources, including collateral, are assessed.  The level of control and monitoring over such secondary repayment sources may be impacted by the strength of the primary repayment source and the financial position of the borrower.

Residential lot loans are extensions of credit secured by developed tracts of land with appropriate entitlements to support construction of single family or multifamily residential buildings.  Such loans were historically structured as time or term loans to finance the holding of the lot for future construction.  Because the property is neither generating current income nor providing shelter, these loans have proven to be subject to a higher-than-average risk of abandonment.   Future extensions of credit for acquisition of finished lots will be assessed based on the outside repayment sources readily available to the borrower.

Consumer loans are originated utilizing a centralized approval process staffed by experienced consumer loan administration personnel.  Policies and procedures are developed and maintained to ensure compliance with the Company’s risk management objectives and regulatory compliance requirements.  This activity, coupled with relatively small loan amounts spread across many individual borrowers, minimizes risk.  Additionally, trend and outlook reports are reviewed by management on a periodic basis, along with periodic review activity of particular regions and individual lenders.  Loans are concentrated in home equity lines of credit and term loans secured by first or second liens on owner-occupied residential real estate.

Home Equity loans are consumer-purpose revolving or term loans secured by 1st or 2nd liens on owner-occupied residential real estate.  Such loans are underwritten and approved on the same centralized basis as other consumer loans.  Appropriate risk management and compliance practices are exercised to ensure that loan-to-value, lien perfection, and compliance risks are addressed and managed within the Bank’s established tolerances.  The degree of utilization of revolving commitments within this asset class is reviewed monthly to identify changes in the behavior of this borrowing group.

Commercial lines of credit are underwritten according to the same standards applied to other commercial and industrial loans; with particular focus on the cash flow impact of the Company’s operating cycle.  Based on the risk profile of each borrower, an appropriate level of monitoring and servicing can be applied, such that higher risk categories involve more frequent monitoring and more involved control over the cash proceeds of asset conversion.  Lower risk profiles may involve less restrictive controls and lighter servicing intensity.

Raw land loans are those secured by tracts of undeveloped raw land held for personal use or investment.  Such properties are expected to be held for a period of not less than twenty-four months with no active development plan.  Given the raw nature of the land, these loans are underwritten based on the ability of the borrower to service the indebtedness with sources of income unrelated to the property.  Higher cash down payment and lower loan-to-value expectations are applied to such loans.

(4)  LOANS (Continued)

Net unamortized deferred fees less related cost included in the above were $128 thousand and $391 thousand for 2010 and 2009.

Loans are placed in a nonaccrual status for all classes of loans when, in management’s opinion, the borrower may be unable to meet payments as they become due or 90 days past due.  Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of six months and has the ability to continue making scheduled payments until the loan is repaid in full.  The following is a summary of nonperforming loans and nonperforming assets at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Nonaccrual loans	$63,178	$35,535
Restructured-nonaccruing	28,599	2,197
Total nonperforming loans	91,777	37,732
Foreclosed assets	17,314	19,634
Total nonperforming assets	$109,091	$57,366
Restructured loans in accrual status not included above	$12,117	$-

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at December 31, 2010:

	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$22,085	$21,251
Commercial and industrial	7,324	6,359
Commercial line of credit	3,381	3,233
Residential construction	26,257	25,676
Home equity lines	1,031	433
Residential lots	19,192	19,336
Raw land	1,963	1,962
Consumer	10,544	8,872
Total	$91,777	$87,122

(4)  LOANS (Continued)

The following is a summary of loans by segment at December 31, 2010:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Ending balance: individually evaluated for impairment	$21,252	$9,592	$46,974	$432	$8,872	$87,122
Ending balance: collectively evaluated for impairment	437,186	147,375	173,393	104,401	180,599	1,042,954
Ending Balance	$458,438	$156,967	$220,367	$104,833	$189,471	$1,130,076

The following is a breakdown of impaired loans by class with and without related specific allowance at December 31, 2010:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
		(Amounts in thousands)
With no related allowance recorded:
Commercial real estate	$23,114	$(5,761)	$17,353	$-	$12,065
Commercial
Commercial and industrial	7,398	(1,923)	5,475	-	5,593
Commercial line of credit	2,530	(105)	2,425	-	1,620
Residential real estate
Residential construction	23,230	(4,554)	18,676	-	14,254
Residential lots	15,449	(6,511)	8,938	-	8,621
Raw land	3,989	(2,277)	1,712	-	1,450
Home equity lines	457	(123)	334	-	208
Consumer	5,904	(1,524)	4,380	-	2,992
Subtotal	82,071	(22,778)	59,293	-	46,803

With an allowance recorded:
Commercial real estate	3,958	(60)	3,898	775	9,041
Commercial
Commercial and industrial	990	(106)	884	510	1,583
Commercial line of credit	834	(26)	808	583	2,084
Residential real estate
Residential construction	7,114	(114)	7,000	860	15,352
Residential lots	10,484	(86)	10,398	841	11,251
Raw land	251	(1)	250	53	251
Home equity lines	100	(1)	99	91	83
Consumer	4,516	(24)	4,492	1,417	1,755
Subtotal	28,247	(418)	27,829	5,130	41,400

Summary
Commercial real estate	27,072	(5,821)	21,251	775	21,106
Commercial	11,752	(2,160)	9,592	1,093	10,880
Residential real estate	60,517	(13,543)	46,974	1,754	51,179
Home equity lines	557	(124)	433	91	291
Consumer	10,420	(1,548)	8,872	1,417	4,747
Grand Totals	$110,318	$(23,196)	$87,122	$5,130	$88,203

(4)  LOANS (Continued)

The recorded investment in loans that were considered and collectively evaluated for impairment at December 31, 2010 and 2009 totaled $1.04 billion and $1.19 billion, respectively.  The recorded investment in loans that were considered individually impaired at December 31, 2010 and 2009 totaled $87.1 million and $40.2 million, respectively.  At December 31, 2010 and 2009, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $27.8 million and $29.1 million, respectively, with a corresponding valuation allowance of $5.1 million and $9.8 million.  No valuation allowance for the other impaired loans was considered necessary.  No loans with deteriorated credit quality were acquired during the years ended December 31, 2010 or 2009.

The average recorded investment in impaired loans for the years ended December 31, 2010, 2009, and 2008 was approximately $88.2 million, $26.8 million and $15.3 million, respectively.  The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2010, 2009 and 2008 was $59 thousand, $312 thousand and $252 thousand, respectively.  The interest income foregone for loans in a non-accrual status for 2010, 2009 and 2008 was $2.9 million, $1.2 million and $879 thousand, respectively.

The following is an age analysis of past due financing receivables by class at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(Amounts in thousands)

Commercial real estate	$43	$114	$22,085	$22,242	$433,463	$455,705	$-
Commercial and industrial	53	2	7,324	7,379	84,928	92,307
Commercial line of credit	103	19	3,381	3,503	61,157	64,660	-
Residential construction	92	721	26,257	27,070	110,574	137,644	-
Home equity lines	415	222	1,031	1,668	103,165	104,833	-
Residential lots	34	-	19,192	19,226	43,326	62,552	-
Raw land	24	-	1,963	1,987	18,184	20,171	-
Consumer	3,165	468	10,544	14,177	178,027	192,204	-
Total	$3,929	$1,546	$91,777	$97,252	$1,032,824	$1,130,076	$-
Percentage of total loans	0.35%	0.14%	8.12%	8.61%	91.39%

(1) As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

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

	2010	2009	2008
Balance at beginning of year	$24,433	$25,585	$22,181
Disbursements	11,032	13,110	23,937
Repayments	(13,504)	(14,262)	(20,533)
Balance at end of year	$21,961	$24,433	$25,585

At December 31, 2010, the Company had pre-approved but unused lines of credit totaling $7.5 million to executive officers, directors and their affiliates.

(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:
	2010	2009	2008
	(Amounts in thousands)
Balance at beginning of year	$29,638	$18,851	$14,258
Provision for loan losses	39,000	34,000	8,165
Charge-offs	(42,489)	(24,633)	(3,834)
Recoveries	3,431	1,420	262
Net charge-offs	(39,058)	(23,213)	(3,572)
Balance at end of year	$29,580	$29,638	$18,851

The following table shows, by loan segment, an analysis of the allowance for loan losses.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,356	$3,079	$13,272	$1,187	$2,744	$29,638
Provision	5,237	5,520	22,597	1,933	3,713	39,000
Charge-offs	(8,200)	(5,610)	(23,944)	(1,799)	(2,935)	(42,488)
Recoveries	310	1,165	1,609	172	174	3,430
Ending balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Ending balance: individually evaluated for impairment	$775	$1,093	$1,755	$91	$1,416	$5,130
Ending balance: collectively evaluated for impairment	$5,928	$3,061	$11,779	$1,402	$2,280	$24,450

Credit Quality Indicators.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans (see details above) and (v) the general economic conditions in its market areas.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the 9 risk grades is as follows:

•
Grades 1, 2 and 3 – Better Than Average Risk – Borrowers assigned any one of these ratings would generally be characterized as representing better than average risk.  Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss.

•
Grade 4 – Average Risk – Borrowers assigned this rating would generally be characterized as representing average risk.  Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss.  Or, the risk attributable to a marginally sufficient primary repayment source is mitigated by liquid collateral in amounts which, discounted for normal fluctuations in market value, are sufficient to protect against the risk of principal or income loss.

(5)  ALLOWANCE FOR LOAN LOSSES (Continued)

•
Grade 5 – Acceptable Risk/Watch – Loans where the borrower’s ability to repay from primary (intended) repayment source is not clearly sufficient to ensure performance as contracted; however, the loan is performing as contracted, secondary repayment sources are clearly sufficient to protect against the risk of principal or income loss, and the Bank can reasonably expect that the circumstances causing the repayment concern will be resolved.  Access to alternate financing sources exists, but may be limited to institutions specializing in higher risk financing.

•
Grade 6 – Special Mention – This would include “Other Assets Especially Mentioned” (OAEM).  OAEM are currently protected but potentially weak, they are characterized by: undue and unwarranted credit risk but not to the point of justifying a classification of substandard.  Potential weakness may weaken the asset or inadequately protect the Bank’s credit position at some future date if not corrected.  Evidence that the risk is increasing beyond that at which the loan originally would have been granted.  Loans, where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating.

•
Grade 7 – Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or by the value of the collateral pledged, if any.  There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.  Examples include high debt to worth ratios, declining or negative earnings trends, declining or inadequate liquidity, improper loan structure and questionable repayment sources.  Near term improvement is questionable.

•
Grade 8 – Doubtful – Loans classified as doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable.  Some loss of principal is expected, however, the amount of such loss cannot be fully determined at this time.  Factors such as equity injection, alternative financing, liquidation of assets or the pledging of additional collateral can impact the loan.  All loans in this category are to immediately be placed on non-accrual with all payments applied to principal until such time as the potential loss exposure is eliminated.

•
Grade 9 – Loss – Loans classified as loss are considered uncollectable and of such little value that there continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Loan grades for all commercial loans are established at the origination of the loan.  Non-commercial loans are not graded as a 1 to 9 at origination date as these loans are determined to be “pass graded” loans.  These non-commercial loans may subsequently require a 1 to 9 risk grade if the credit department has evaluated the credit and determined it necessary to classify the loan.  Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department.  Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement.  Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes public.  Credit improvements are evidenced by known factors regarding the borrower or the collateral property.

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential.  Loans with a grade of 1 to 5 are believed to have some inherent losses in the portfolios, but to a lesser extent than the other loan grades.  Acceptable or better risk (1 to 5) graded loans might have a zero percent loss based on historical experience and current market trends.  The special mention or OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential losses.  However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration.  Loans with a substandard grade are generally loans the Company has individually analyzed for potential impairment.  The Doubtful graded loans and the Loss graded loans are to a point that the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off.

(5)  ALLOWANCE FOR LOAN LOSSES (Continued)

As disclosed in Note 1, the Company’s ALLL methodology for evaluating those loans not individually evaluated for impairment is determined by applying factors to the loans in each loan class.  The factors for each loan class are composed of a historical loss experience factor and some qualitative factors pertinent to each class.  The historical loss experience factor is calculated as the weighted average of the past twelve rolling quarters by more heavily weighting the loss experience for the most recent year to better reflect current market conditions.  This historical loss experience factor is then modified by the distribution of risk grades in each loan class and the directional change in the weighted average risk grade in each loan class.  The qualitative factors consist of general portfolio factors and specific loan class factors.  The general portfolio factors include trends in loan-to-value policy exceptions, annual loan growth, delinquency, unemployment and market interest rates.  The qualitative specific loan class factors include aging of loans and home sales activity for residential construction, vacancy and trends in real estate values for commercial real estate, inverse of utilization rate from home equity lines of credit and commercial lines of credit and trends in real estate values for home equity lines of credit, residential lots and raw land.  See Note 1 for a further discussion related to the Company’s ALLL.

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at December 31, 2010:

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Commercial Real Estate	Commercial and Industrial	Commercial Lines of Credit
	2010	2010	2010
	(Amounts in thousands)
Acceptable Risk or Better	$309,215	$64,362	$54,276
Special Mention	54,923	13,295	4,000
Substandard	89,355	13,656	4,592
Doubtful	2,212	994	1,792
Total	$455,705	$92,307	$64,660

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Residential Construction	Home Equity Lines	Consumer
	2010	2010	2010
	(Amounts in thousands)
Acceptable Risk or Better	$62,529	$96,904	$154,628
Special mention	35,543	3,024	17,489
Substandard	39,572	4,905	20,087
Total	$137,644	$104,833	$192,204

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Residential Lots	Raw Land
	2010	2010
	(Amounts in thousands)
Acceptable Risk or Better	$16,125	$13,138
Special mention	10,503	209
Substandard	35,924	6,824
Total	$62,552	$20,171

 (6)  PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Land	$10,590	$10,693
Buildings and leasehold improvements	35,545	35,274
Furniture and equipment	17,832	17,262
	$63,966	$63,229
Less accumulated depreciation	(23,417)	(20,599)
Total	$40,550	$42,630

Depreciation and amortization amounting to $3.1 million in 2010, $3.4 million in 2009 and $3.5 million in 2008, is included in occupancy and equipment expense.

(7)  GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2010 and 2009.  Other intangible assets are included in other assets in the consolidated balance sheet.

	2010	2009
	(Amounts in thousands)
Goodwill, beginning of year	$-	$49,501
Goodwill impairment	-	(49,501)
Goodwill, end of year	$-	$-
Core deposit intangibles - gross	$2,177	$2,177
Less accumulated amortization	1,506	1,288
Core deposit intangibles - net	$671	$889

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

Amortization expense associated with acquired intangibles amounted to $218 thousand, $265 thousand and $265 thousand, for 2010, 2009 and 2008, respectively.  The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Years Ended December 31:
2011	$218
2012	218
2013	218
2014	17
$671

(8)  DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $207.1 million and $178.1 million at December 31, 2010 and 2009, respectively.  At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

	$100,000	Under
	and Over	$100,000	Total
	(Amounts in thousands)
2011	$99,973	$202,752	$302,725
2012	88,555	116,870	205,425
2013	13,059	27,425	40,484
2014	4,190	25,018	29,208
2015	1,364	1,680	3,044
Thereafter	-	74,541	74,541
Total	$207,141	$448,286	$655,427

Under the Consent Order, the Bank agreed that it will not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC.

The following table presents the amounts and maturities of brokered deposits and CDARs at December 31, 2010:

	At December 31, 2010
	Brokered CDs	CDARS
	(Amounts in thousands)
Remaining Maturity
Less than three months	$20,000	$12,114
Three to six months	-	10,595
Six to twelve months	12,000	26,100
Over twelve months	153,784	-
Total	$185,784	$48,809

(9)  BORROWINGS

The following is a summary of the Company’s borrowings at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$16,250	$31,250
Repurchase agreements	4,808	14,861
Other borrowed funds	1,040	39,366
	$22,098	$85,477

Long-term borrowings
FHLB advances	$56,809	$73,226
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$182,686	$199,103

At December 31, 2010, the interest rates on the Federal Home Loan Bank advances ranged from 0.00% to 4.63% with a weighted average rate of 3.24%.  At the prior year end, the rates ranged from 0.00% to 4.72% with a weighted average rate of 2.84%.  The Company has an available line of credit of $412.8 million with the Federal Home Loan Bank of Atlanta for advances.  These advances are secured by both loans with a carrying value of $65.9 million and pledged investment securities with a market value of $37.6 million and lendable collateral value of $36.5 million.

In December 2007, the Federal Reserve Bank introduced a new liquidity facility, the Term Auction Facility (TAF), to lengthen the duration of access for depository institutions to liquidity beyond the overnight access of its discount window borrowings, to broaden the types of eligible collateral and to reduce the cost of borrowing from the Federal Reserve Bank relative to the federal funds rate.  The interest rate and the distribution of the funding to bidding institutions were determined by an auction.  The TAF allowed banks to borrow against a wide range of collateral, including securities that are not widely pledged in private markets and bank loans.  The Company utilized the TAF throughout 2009 but repaid all borrowings during December 2009.  On January 27, 2010, the Federal Reserve announced the closure of this facility on February 1, 2010 in light of improved functioning of financial markets, and the final TAF borrowings were offered at their final auction on March 8, 2010.

The Company has also entered into long-term financing through term repurchase agreements with various parties.  At December 31, 2010, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 2.25% to 4.51%.

Certain of the FHLB advances and the term repurchase agreements contain embedded interest rate options.  Some of the options are exercisable by the holder and relate to converting a floating rate to a fixed rate.  Other options are held by the Bank and relate to reducing the interest rate charged should the reference rate fall below a rate specified in the agreement.  Several of the FHLB advances and term repurchase agreements contain options which allow them to be called prior to their contractual maturity.

Under the caption “Other borrowed funds”, the Company has entered into overnight unsecured borrowing arrangements with various parties at an interest rate slightly higher than repurchase agreements.  These arrangements are the obligations of the parent holding company, not the Bank, and are not FDIC insured.

(9)  BORROWINGS (Continued)

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2010 are as follows:

	FHLB	Term Repurchase
	Advances	Agreements
	(Amounts in thousands)
Due in 2011	$16,250	$-
Due in 2012	5,000	20,000
Due in 2013	10,000	-
Due in 2014	25,000	-
Due in 2015	10,000	30,000
Thereafter	6,809	30,000
	$73,059	$80,000

In addition to the above advances and term repurchase agreements, the Company also had repurchase agreements with outstanding balances of $4.8 million and $4.9 million at December 31, 2010 and 2009, respectively, which were for customer accommodations.  Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by US Government Agency obligations.  The Company has repurchase lines of credit of $95.0 million from various institutions, which must be adequately collateralized.

As of December 31, 2010, the Company also has lines of credit of $32.0 million from various correspondent banks to purchase federal funds on a short-term basis.  As a result of the Bank’s February 16, 2011 Consent Order, we have let some of these federal funds lines expire rather than secure them with collateral.  The Company had no outstanding balances of federal funds purchased as of December 31, 2010.

(10) JUNIOR SUBORDINATED DEBENTURES

In November of 2003, Southern Community Capital Trust II (“Trust II”), wholly owned by the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million.  The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033.  The Trust II Securities began paying quarterly distributions on December 31, 2003.  The Company has fully and unconditionally guaranteed the obligations of Trust II.  The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008.  The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities.  We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures.  Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities.  Whenever we defer the payment of interest on the debentures, the Company will be precluded from the payment of cash dividends to shareholders.  The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

At December 31, 2010 and 2009, the Company had outstanding 3.45 million shares of the trust preferred securities from Trust II used to purchase related junior subordinated debentures from the Bank, with carrying amounts of $35.1 million and $35.1 million, respectively.

(10) JUNIOR SUBORDINATED DEBENTURES (Continued)

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III (“Trust III”), as part of a pooled trust preferred security.  The Trust issuer invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company.  The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%.  During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.  The trust preferred securities are redeemable in 30 years with a five year call provision.  The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s regulatory capital status.

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million.  The amount of proceeds the company counts as Tier 1 capital cannot comprise more than 25% of our core capital elements.  For the Company, this Tier 1 limit was $34.0 million at December 31, 2010.  The $10.5 million in excess of that 25% limitation qualifies as Tier 2 supplementary capital for regulatory reporting.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures to our outstanding trust preferred securities.

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

On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  If the Company defers more than six quarterly payments to the US Treasury, then the US Treasury will have the right to elect two new board members.  Directors elected by the US Treasury may not have the same interests as other shareholders and may desire the Company to take certain actions not supported by other shareholders.  There can be no assurances that directors elected to represent the US Treasury would be supportive of our management’s business plans or the interests of other shareholders.  Therefore, the election of directors to represent the US Treasury could have a material adverse effect on our business or the direction of its future prospects.

(11)  CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

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

The Company’s computation of expected volatility is based on daily historical volatility since December 1998.  The risk-free interest rate is based on the market yield for ten year US Treasury securities as of December 5, 2008.

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

 (12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service.  Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code.  Through July 2009, the Bank matched 100% of employee contributions not exceeding 6% of the participants’ compensation.  Beginning August of 2009, the match was decreased to 50% and has been further reduced to zero effective January 1, 2011 as a cost reduction measure.  The Board of Directors can authorize discretionary contributions to the plan.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan.  The expense related to this plan for the years ended December 31, 2010, 2009 and 2008 totaled approximately $373 thousand, $716 thousand and $846 thousand, respectively.

Deferred Compensation

The Company during 2007 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers whose participation in the Company’s 401(k) plan is limited by Internal Revenue Service regulations.  Under the plan, participants are entitled to elect to defer from 1% to 25% of current compensation until their normal retirement date.  Through July 1, 2009, the Bank matched 100% of such contributions not exceeding 6% of the participants’ compensation.  Beginning August 2009, the employer match was decreased to 50% and has been further reduced to zero effective January 1, 2011 as a cost reduction measure.  The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% for each year of service.  The expense related to this plan totaled approximately $4 thousand, $6 thousand and $10 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers to ensure a stable and competent management base.  The agreements provide for a two or three-year term, but the agreements may annually be extended for an additional year.  The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation.  In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound by the terms of the contracts. As a condition to the purchase of the Company’s preferred stock by the United States Treasury Department under the CPP, the Company agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans.  During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation paid by participants in the CPP, including a prohibition on severance arrangements with certain executive officers and limitations on incentive compensation.

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits.  As of December 31, 2010, approximately 35% of the Company’s employees were covered under such agreements.  As a condition of the Company’s participation in the United States Treasury’s Capital Purchase Program, the Company agreed to modify these agreements for the five senior executive officers (SEOs) to restrict the severance pay benefit the SEOs would receive in the event of a change in control while the Treasury maintains a preferred stock investment in the Company. During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation paid by participants in the CPP, including a prohibition on severance arrangements with certain executive officers.

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank.  This plan was assumed as part of the purchase of The Community Bank in January 2004.  Benefits under the plan are based on length of service and qualifying compensation during the final years of employment.  Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act.  The plan was frozen effective May 1, 2004.  No contribution was required for the years ended December 31, 2010, 2009 or 2008.  The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

	2010	2009	2008
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$987	$890	$868
Actuarial loss	47	85	6
Service cost	-	-	-
Interest cost	56	56	56
Settlement	-	-	-
Benefits paid	(45)	(44)	(40)
End of year - Benefit obligations	$1,045	$987	$890

Change in Fair Value of Plan Assets

Beginning of year	$997	$873	$1,216
Benefits paid	(45)	(44)	(40)
Return on assets	101	168	(303)
End of year - Fair value	$1,053	$997	$873

Amounts recognized in the consolidated statement
of financial condition consist of:
Noncurrent Asset	$8	$10	$-
Noncurrent Liability	-	-	(17)
Funded status	$8	$10	$(17)

Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants.  As of January 1, 2010, the average expected future working life of active plan participants was 13.2 years.  The components of accumulated other comprehensive income relating to pension adjustments are entirely comprised of actuarial losses, which amount to $359 thousand, excluding income taxes.

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

Actuarial assumptions used in accounting for net periodic pension cost were:

	2010	2009	2008
	(Amounts in thousands)
Weighted average discount rate	5.40%	5.80%	6.50%
Weighted average rate of increase in compensation level	N/A	N/A	N/A
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$-	$-	$-
Interest cost	56	56	56
Expected return on plan assets	(73)	(64)	(90)
Loss	-	-	-
Amortization of prior service cost	-	-	-
Amortiztion of net (gain) loss	19	24	-
Net periodic pension cost (benefit)	$2	$16	$(34)

The measurement date used for the plan was December 31, 2010.  As of that date, the pension plan had a funded status with the fair value of plan assets of $1.05 million compared to an accumulated projected benefit obligation of $1.05 million.  The actual minimum required contribution for the 2011 plan year has not yet been determined, but no employer contribution is expected to be made during 2011.

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan.  The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities.  These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios.  The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively.  The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively.  The current asset allocation is 62% equity securities and 38% fixed income securities/cash equivalents, which meets the criteria established by the Plan.

The fair values and allocations of pension plan assets at December 31, 2010 and 2009 are as follows:

	2010		2009
		Percent		Percent
	Market	of Plan	Market	of Plan
	Value	Assets	Value	Assets
Cash and equivalents	$2	-	$1	-
Fixed income:
Bond Funds	398	38%	393	39%
Equity Securities:
Mutual Funds	653	62%	603	61%
Total	$1,053	100%	$997	100%

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

All plan assets, except the money market account, are traded on the open market.  At December 31, 2010 market values were determined using quoted prices and current shares owned.  Bond funds currently held in the plan include long-duration and high yield bond funds and emerging market debt funds.  Equity securities include large, medium and small sized companies and equity securities of foreign companies.  The value of all assets are considered level 1 within the fair value hierarchy as they are valued with quoted prices for identical assets.  The highest percentage of any one investment at year end 2010 was 10% which does not represent a concentration of risk.

Allowable investment types include both US and international equity and fixed income funds.  The equity component is composed of common stocks, convertible notes and bonds, convertible preferred stocks and ADRs of non-US companies as well as various mutual funds, including government and corporate bonds, large to mid-cap value, growth and world/international equity funds and index funds.  The fixed income/cash equivalents component is composed of money market funds, commercial paper, certificates of deposit, US government and agency securities, corporate notes and bonds, preferred stock and fixed income securities of foreign governments and corporations.

The plan's weighted-average asset allocations at December 31, 2010, by asset category are as follows.

U.S. equity	56%
International blend	6
Fixed income and cash equivalents	38

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2011	$42
2012	43
2013	44
2014	54
2015	54
2016-2017	284

Supplemental Retirement

The Company during 2001 implemented a non-qualifying supplemental retirement plan for certain key executive and senior officers.  The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments.  Benefits under the plan are intended to provide the executive officers with approximately 60% of final base pay when combined with Social Security benefits and 401(k) Plan deferral payments.  Such benefits will continue to accrue and be paid throughout each participant’s life.  The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age.  Provisions of $426 thousand, $446 thousand and $405 thousand in 2010, 2009 and 2008, respectively, were expensed for future benefits to be provided under this plan.  The accrued liability related to this plan was approximately $2.5 million and $2.1 million as of December 31, 2010 and 2009, respectively.

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement (Continued)

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel.  The accrued liability related to this plan was approximately $786 thousand and $796 thousand at December 31, 2010 and 2009, respectively.  Total expense for this plan aggregated $44 thousand for the year ended December 31, 2010 and $46 thousand for the years ended 2009 and 2008.  Payouts for this plan were $95 thousand for years ended December 31, 2010 and 2009 and are expected to continue at this level until the plan is terminated.

Effective January 1, 2011, the Company elected to freeze the accrued liability related to currently employed executive and senior officers at the December 31, 2010 level for the foreseeable future.  This annual cost savings is estimated to be $350 thousand.

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

The 2002 ESPP as originally adopted provides employees of the Company the right to purchase, annually, shares of the Company’s common stock at 95% of fair market value.  The plan was amended during 2009 to allow employees the right to purchase these shares monthly.  The number of shares that can be purchased in any calendar year by any individual is limited to the lesser of: (1) shares with a fair market value of $25 thousand or (2) shares with a fair market value of 20% of the individual’s annual compensation.  Shares purchased through the 2002 ESPP must be held by the employee for one year, after which time the employee is free to dispose of the stock.

For the years ended December 31, 2010, 2009 and 2008, employees of the Company purchased 32,379, 47,942 and 20,470 shares, respectively, under the ESPP.  During 2010, the shares purchased for the ESPP were purchased on the open market.

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

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2010 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2009	525,711	706,700	$9.52	657,100	$9.69

Options authorized	-	-	-	-	-
Options granted/vested	-	-	-	-	-
Options exercised	-	(200)	2.67	(200)	2.67
Options forfeited	58,229	(58,229)	9.81	(30,229)	9.81
Options expired	28,665	(28,665)	7.88	(28,665)	7.88
At December 31, 2010	612,605	619,606	$9.57	598,006	$9.71

The weighted average remaining life of options outstanding and options exercisable at December 31, 2010 and 2009 is 3.50 years and 4.40 years, respectively.  Information pertaining to options outstanding at December 31, 2010 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$2.67 - $7.15	107,059	91,659
$7.16 - $10.10	238,547	238,547
$10.11 - $12.00	274,000	267,800
Outstanding at end of year	619,606	598,006

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below.  Because no options were granted in 2010, this is not applicable for 2010.

	2010	2009	2008

Estimated fair value of options granted	N/A	$0.97	$0.99

Assumptions in estimating average option values:
Risk-free interest rate	N/A	2.28%	2.45%
Dividend yield	N/A	1.76%	4.56%
Volatility	N/A	36%	29%
Expected life	N/A	5 years	5 - 7 years

As there were a minor number of options exercised in 2010 and no options exercised in 2009, the total intrinsic value of options exercised during the years ended December 31, 2010, and 2009 was none.  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 and 2009 were zero.  As of December 31, 2010, there was $35 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.60 years.

(12)  EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $1 thousand, none and $357 thousand, respectively.  The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 were none, none and $51 thousand, respectively.  Under this plan, the Company expensed $126 thousand, $165 thousand and $82 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock

During 2007 the Company adopted the Southern Community Financial Corporation Restricted Stock Plan.  The plan initially made 300,000 shares available to be issued as restricted stock.  The plan is administered by the Compensation Committee of the Board of Directors who may authorize the grant of restricted stock to certain current directors, officers and employees of the Corporation.  The shares vest over a five year period and are taxable to the recipient at their option either when received or after the vesting period at the current fair market value.  The recipient must be employed with the Company at the end of the five year period or the shares are forfeited.  For the year ended December 31, 2010, 30,500 shares were granted and 5,750 shares were forfeited.  During the period from the inception of the plan through December 31, 2010 a total of 102,000 shares have now been issued and 12,750 shares have been forfeited, leaving 210,750 shares available for future grants.  Under this plan, the Company expensed $74 thousand, $63 thousand and $73 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

(13)  LEASES

The Company leases office space and equipment under non-cancelable operating leases.  Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2011	$911
2012	682
2013	648
2014	492
2015	331
Thereafter	2,692
$5,756

Total rental expense for office space and equipment under operating leases are as follows:

	2010	2009	2008
	(Amounts in thousands)

Office Space	$620	$730	$674
Equipment	365	444	560
	$985	$1,174	$1,234

(14)  INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Amounts in thousands)
Current tax provision (benefit)
Federal	$(5,380)	$(693)	$4,349
State	(12)	(157)	825
	(5,392)	(850)	5,174
Deferred tax provision (benefit)
Federal	8,497	(4,760)	(2,085)
State	1,213	(1,076)	(455)
	9,710	(5,836)	(2,540)
Net provision (benefit) for income taxes	$4,318	$(6,686)	$2,634

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2010	2009	2008
	(Amounts in thousands)
Tax computed at the statutory federal rate	$(6,393)	$(23,747)	$2,886

Increase (decrease) resulting from:
Goodwill impairment	-	16,830	-
Valuation allowance on deferred tax assets	12,600	2,000	-
State income taxes, net of federal benefit	793	(814)	244
Tax exempt income	(1,275)	(1,071)	(498)
Other permanent differences	(1,407)	116	2
	10,711	17,061	(252)
Provision (benefit) for income taxes	$4,318	$(6,686)	$2,634

(14)  INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$11,404	$11,427
Net operating loss carry forward	2,994	-
Deferred compensation	1,613	1,466
OREO writedowns	1,228	828
Accumulated other comprehensive income	903	-
Other	721	1,887
Gross deferred tax assets	18,863	15,608
Valuation allowance	(14,600)	(2,000)
Net total deferred tax assets	4,263	13,608

Deferred tax liabilities relating to:
Property and equipment	(333)	(709)
Loan fees and costs	(633)	(627)
Core deposit intangible	(259)	(326)
Prepaid expenses	(390)	(258)
Derivative financial instruments	-	(233)
Other	(65)	(65)
Accumulated other comprehensive income	-	(1,929)
Total deferred tax liabilities	(1,680)	(4,147)
Net recorded deferred tax asset	$2,583	$9,461

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require the use of the asset and liability method.  The largest component of our net deferred tax asset at December 31, 2010 was related to the activity in our allowance for loan losses.  In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered.  Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, we increased the valuation allowance by $12.6 million to properly state our ability to realize this deferred tax asset.  The total valuation allowance as of December 31, 2010 was $14.6 million resulting in a net deferred tax asset of $2.6 million.  Our analysis of our tax position did not include future taxable earnings.  Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.  The realizability of the net deferred tax asset of $2.6 million at December 31, 2010 is based on the offset of deferred tax liabilities and tax planning strategies in lieu of future operating earnings.

As a result of the net operating loss carry forward expiring in 2020 of $3.0 million at December 31, 2010 and the $14.6 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilize all existing tax loss carry forwards and support the partial or full reinstatement of deferred tax assets.

The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations.  Most recent tax year examined by Internal Revenue Service was 2007, leaving 2008 and subsequent years subject to IRS examination.  The Company has approximately $38 thousand accrued for payment of interest and penalties as of December 31, 2010.

(14)  INCOME TAXES (Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows:

	2010	2009
	(Amounts in thousands)

Balance at January 1, 2010	$162	$157
Additions based on tax positions related to the current year	38	50
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(47)	(45)
Settlements	-	-
Balance at December 31, 2010	$153	$162

(15)  NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Amounts in thousands)

SBIC income and management fees	$631	$148	$60
Increase in cash surrender value of life insurance	1,079	1,116	855
Gain (loss) and net cash settlement on economic hedges	(532)	234	934
Other	894	1,067	1,103
Total	$2,072	$2,565	$2,952

The major components of other non-interest expense for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Amounts in thousands)
FDIC deposit insurance	$2,197	$3,098	$806
Postage, printing and office supplies	753	921	847
Telephone and communication	880	927	954
Advertising and promotion	925	1,103	1,164
Data processing and other outsourced services	857	746	805
Professional services	2,972	2,215	1,811
Buyer incentive plan	413	1,320	10
Loss on early extinguishment of debt	-	472	-
(Gain) loss on sales of foreclosed assets	(429)	(196)	59
Expenses of managing foreclosed assets	1,822	883	-
Writedowns of foreclosed assets	3,092	2,493	99
Other	5,932	6,610	5,876
Total	$19,414	$20,592	$12,431

(16)  REGULATORY CAPITAL

The Bank, as a North Carolina banking corporation, may pay cash dividends to the Company only out of retained earnings as determined pursuant to North Carolina banking laws.  However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.  The Consent Order restricts the Bank from paying cash dividends without prior regulatory approval.  The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies.  On February 16, 2011, the Bank entered into a Consent Order with the FDIC and the State of North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Consent Order, the Bank has agreed, among other things, to comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital within 120 days from the date of the agreement.  See Note 2 for a discussion of management’s plans and strategies to comply with these minimum capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2010

Total Capital (to Risk-Weighted Assets)	$147,983	11.14%	$107,000	8.00%	$133,700	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	131,217	9.88%	53,500	4.00%	80,200	6.00%
Tier 1 Capital (to Average Assets)	131,217	7.83%	67,000	4.00%	83,800	5.00%

As of December 31, 2009

Total Capital (to Risk-Weighted Assets)	$162,977	11.63%	$112,200	8.00%	$140,200	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	145,403	10.37%	56,100	4.00%	84,100	6.00%
Tier 1 Capital (to Average Assets)	145,403	8.36%	69,600	4.00%	87,000	5.00%

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with the above mentioned regulatory capital requirements.  Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2010		At December 31, 2009
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Total risk-based capital ratio	$156,503	11.75%	$181,623	12.92%
Tier 1 risk-based capital ratio	124,615	9.35%	159,421	11.34%
Leverage ratio	124,615	7.42%	159,421	9.14%

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties.  These collateral levels are based on the credit rating of the counterparties and the value of the derivatives.  A nonrecurring loss was recorded during 2008 related to the uncertain realization of the value of certain derivative positions on our balance sheet due to the bankruptcy and technical default of Lehman Brothers, the counterparty in the contracts.  As part of those derivative contracts, Lehman Brothers held as collateral $1.0 million of the Company’s US Government Agency investment securities.  The Company filed a claim against Lehman Brothers for recovery of the collateral and value of the derivative positions.  The Company wrote off the $1.0 million in collateral held by Lehman during the second quarter 2009 as legal counsel determined that we had no preferred status in the Lehman bankruptcy and its realization was uncertain.  Through the sale and assignment of our creditor claims in the Lehman bankruptcy to a third party, we recovered $408 thousand which was recorded in noninterest income during the third quarter of 2009.

The Company currently has ten derivative instrument contracts consisting of seven interest rate swaps, one interest rate cap and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2010		December 31, 2009
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$392	$75,000	$939	$65,000

Currency Exchange Contracts	(679)	10,000	(847)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(468)	10,000	(402)	10,000

Interest rate cap contracts	113	12,500	489	22,500

	$(642)	$107,500	$179	$107,500

See Note 20 for additional information on fair values of net derivatives.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities at December 31, 2010 was $9.7 million.

(17)  DERIVATIVES (Continued)

The following table further breaks down the derivative positions of the Company:

	For the Year Ended December 31, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate options	Other Assets	$113
Interest rate contracts	Other Assets	392	Other Liabilities	$468

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	679
Total derivatives		$505		$1,147
Net Derivative Asset (Liability)				$(642)

	For the Year Ended December 31, 2009
	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate options	Other Assets	$489
Interest rate contracts	Other Assets	939	Other Liabilities	$402

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	-	Other Liabilities	847
Total derivatives		$1,428		$1,249
Net Derivative Asset (Liability)				$179

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2010 and 2009.

For the Year Ended December 31, 2010
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(738)	Interest expense	$(283)

(17)  DERIVATIVES (Continued)

There was no gain or loss recognized in the income statement due to any ineffective portion of any cash flow hedging relationship for the year ended December 31, 2010.

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

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges for the years ended December 31, 2010 and 2009.

For the Year Ended December 31, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other income (expense)	$(532)

Interest Rate Contracts – Fair
value hedging relationships	Interest income/(expense)	$1,954

For the Year Ended December 31, 2009
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other income (expense)	$234

Interest Rate Contracts - Fair
value hedging relationships	Interest income/(expense)	$1,499

The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The maturity date for the interest rate cap contract is February 18, 2014.  The currency exchange contracts have maturity dates of November 26, 2013 and December 26, 2013.  The interest rate swaps with deposit taking activities on certificates of deposit have maturity dates of July 28, 2024, July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040.  All of these swaps have the ability to be called by the counterparty prior to their maturity date.  The primary derivative activity during 2010 involved the execution of five interest rate swaps to replace five interest rate swaps that were called during the year.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $9.7 million and $4.2 million at December 31, 2010 and December 31, 2009, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

(17)  DERIVATIVES (Continued)

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at December 31, 2010.

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements.  At December 31, 2010 and 2009, the Company had an interest rate swap agreement related to a variable-rate obligation that provides for the Company to pay fixed and receive floating payments related to the variable rate Trust Preferred Securities (the Trust III Securities).  The Company also had an interest rate option agreement that provides payments to the Company in the event interest rates increase or decrease above or below levels provided in the agreements.  The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.

Interest Rate Risk Management – Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates.  At December 31, 2010 and 2009, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and receive fixed interest payments, certain of which had been designated as fair value hedges, others of which were not designated as fair value hedges.  The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.  Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income.  Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income.  The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness.  The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

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

(18)  OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2010 and 2009 is as follows:

	2010	2009
	(Amounts in thousands)

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$188,549	$221,853
Undisbursed standby letters of credit	8,280	8,270
Undisbursed portion of construction loans	27,321	54,435
	$224,150	$284,558

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

Investment securities

Fair value for investment securities equals quoted market price if such information is available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Most of these securities are US government agency debt obligations and agency mortgage-backed securities traded in active markets.  The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

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

(19)  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Borrowings

The fair values are based on discounting expected cash flows at the current interest rate for debt with the same or similar remaining maturities and collateral requirements.  As it relates to the Company’s subordinated debentures, the fair values are calculated by reference to the market price of the publicly traded trust preferred securities as an indication of the Company’s credit risk.

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

(19)  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$16,584	$16,584	$30,184	$30,184
Federal funds sold and other interest-bearing deposits	49,587	49,587	31,269	31,269
Investment securities available for sale	310,653	310,653	312,780	312,780
Investment securities held to maturity	42,220	40,181	10,919	11,180

Loans	1,100,496	1,119,189	1,200,637	1,226,248
Market risk/liquidity adjustment	-	(50,272)	-	(34,055)
Net loans	1,100,496	1,068,917	1,200,637	1,192,193

Investment in life insurance	29,831	29,831	28,766	28,766
Accrued interest receivable	6,782	6,782	7,403	7,403

Financial liabilities:
Deposits	1,348,419	1,349,501	1,314,070	1,334,468
Short-term borrowings	22,098	22,098	85,477	85,827
Long-term borrowings	182,686	163,527	199,103	203,987
Accrued interest payable	2,779	2,779	3,318	3,318

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	642	642	(179)	(179)

 (20) FAIR VALUES OF ASSETS AND LIABILITIES

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, impaired loans and foreclosed assets.  At December 31, 2010 and December 31, 2009, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes US Treasury securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

(20) FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

There were no transfers between any of the levels during 2010.  The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$98,240	$-	$98,240	$-
Mortgage-backed securities	149,776	-	149,776	-
Municipals	55,564	-	55,564	-
Trust preferred securities	3,094	-	3,094	-
Common stocks and mutual funds	3,003	-	-	3,003
Other	976	-	976	-
Net Derivatives	(642)	-	37	(679)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
U. S. government agencies	$57,288	$-	$57,288	$-
Mortgage-backed securities	182,100	-	182,100	-
Municipals	66,259	-	66,259	-
Trust preferred securities	2,876	-	2,876	-
Common stocks and mutual funds	3,264	472	-	2,792
Other	993	-	993	-
Net Derivatives	179	-	1,026	(847)

There were no transfers between any levels during 2010.  The table below presents reconciliation for the period of January 1, 2010 to December 31, 2010, for all level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	Securities
	Available for sale	Net Derivatives
	(Dollars in Thousands)
Beginning Balance January 1, 2010	$2,792	$(847)
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	211	168
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$3,003	$(679)

(20) – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Most of these securities are US government agency debt obligations and agency mortgage-backed securities traded in active markets.  The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  Loans considered individually impaired are evaluated and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan.  At December 31, 2010, loans with a book value of $87.1 million were evaluated for impairment.  Of this total, $27.8 million required a specific allowance totaling $5.1 million for a net fair value of $22.7 million.  At December 31, 2009, loans with a book value of $40.2 million were evaluated for impairment.  Of this total, $29.1 million required a specific allowance totaling $9.8 million for a net fair value of $19.3 million.  The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level 3.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$22,699	$-	$-	$22,699

Foreclosed assets	17,314	-	-	17,314

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$19,322	$-	$-	$19,322

Foreclosed assets	19,634	-	-	19,634

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

(21)   PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2010 and 2009 and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2010 are as follows:

Condensed Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands)
Assets:
Cash and due from banks	$5,559	$54,286
Investment in subsidiary	131,610	150,789
Investment securities available for sale	1,352	1,211
Other assets	1,035	1,253
Total assets	$139,556	$207,539

Liabilities:
Junior subordinated debentures	$45,877	$45,877
Other liabilities	1,338	39,665
Total liabilities	47,215	85,542

Stockholders' equity
Preferred stock	41,453	41,060
Common stock	119,408	119,282
Retained earnings (accumulated deficit)	(67,082)	(41,430)
Accumulated other comprehensive income (loss)	(1,438)	3,085
Total stockholders' equity	92,341	121,997
Total liablilites and stockholders' equity	$139,556	$207,539

Condensed Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
Equity in income (loss) of subsidiaries	$(20,530)	$(60,729)	$8,242
Interest income	301	433	58
Other income	(220)	104	128
Interest expense	(3,559)	(3,723)	(3,202)
Other expense	(435)	(485)	(594)
Income tax benefit	1,322	1,241	1,222
Net income (loss)	(23,121)	(63,159)	5,854
Effective dividend on preferred stock	2,531	2,508	185
Net income (loss) available to common shareholders	$(25,652)	$(65,667)	$5,669

(21)  PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
Operating activities:
Net income (loss)	$(23,121)	$(63,159)	$5,854
Equity in income (loss) of subsidiaries	20,530	60,729	(8,242)
Amortization of debt issuance costs	443	421	51
Amortization of preferred stock warrants	(393)	(370)	-
Realized loss on sale of available for sale securities	35	-	-
Realized loss on impairment of investment
securities available for sale	186	-	-
(Increase) decrease in other assets	10	(1)	(23)
Increase in other liabilities	-	(2,307)	(63)
Net cash provided (used) by operating activities	(2,310)	(4,687)	(2,423)

Investing activities:
Cash dividend from subsidiary	-	-	1,500
Investment in bank subsidiary	(6,000)	(9,000)	(15,000)
Purchase of investments	-	-	(500)
Proceeds from sale of available for sale investment securities	48	-	-
Net cash provided (used) by investing activities	(5,952)	(9,000)	(14,000)

Financing activities:
Proceeds from issuance of preferred stock	-	-	42,750
Increase (decrease) in short term debt	(38,327)	39,366	2,360
Net proceeds from issuance of common stock	-	-	408
Cost of shares repurchased	-	-	(2,700)
Dividends paid preferred stock	(2,138)	(2,138)	-
Dividends paid common shareholders	-	(664)	(2,781)
Net cash provided (used) by financing activities	(40,465)	36,564	40,037

Net increase (decrease) in cash	(48,727)	22,877	23,614

Cash, beginning of year	54,286	31,409	7,795
Cash, end of year	$5,559	$54,286	$31,409

(22)  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and there have been no material subsequent events in addition to those stated below.

On February 14, 2011, the Company gave notice to the United States Department of the Treasury that it is suspending the payment of regular quarterly cash dividends on the Company’s preferred stock issued to the US Treasury.  Additionally, the Company also elected to defer regularly scheduled interest payments on both issues of junior subordinated debentures, relating to outstanding trust preferred securities (TRUPS).

Together, the deferral of interest payments on TRUPS and suspension of dividend payments to the US Treasury should preserve approximately $5.1 million annually in cash resources at the holding company which could be utilized as a source of capital for its subsidiary bank.

(22)  SUBSEQUENT EVENTS (Continued)

Effective February 16, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of North Carolina Office of the Commissioner of Banks.  Under this agreement, the Bank agreed, among other things, to reduce its adversely classified assets, to comply with minimum regulatory capital ratios of 8% Tier 1 leverage and 11% total risk-based capital, not to pay cash dividends without prior approval of regulatory authorities and not to accept, renew or rollover any brokered deposits.

See Note 2 for additional discussion.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report On Internal Control Over Financial Reporting

Management of Southern Community Financial Corporation and Subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency.  As previously discussed in this document, the Bank, by and through its Board of Directors, executed on February 16, 2011 a Stipulation to the Issuance of a Consent Order whereby the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the NCCOB.  Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2010.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  No such control enhancements during the quarter ended December 31, 2010 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2011.

Item 11.  Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2011.

The following table sets forth equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Stock Option Plans	619,606	$9.57	612,605
Employee Stock Purchase Plan	N/A	N/A	823,670

Equity compensation plans not approved by security holders

Restricted Stock Plan	N/A	N/A	210,750

Total	619,606	$9.57	1,647,025

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2011.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 25, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K Page

Report of Independent Registered Public Accounting Firm	67

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009	68

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	69

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	70

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	71

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	72-73

Notes to Consolidated Financial Statements	74-123

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)
Exhibit 3.2:	Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))
Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference from Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)
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
Exhibit 10.34:
Amendment Number One to Amended and Restated Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.34 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.35:
Amendment Number One to Amended and Restated Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.35 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

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

Exhibit 10.43:	Amendment Number Three to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.43 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)
Exhibit 10.44:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with F. Scott Bauer
Exhibit 10.45:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with Jeff T. Clark
Exhibit 10.46:	Amendment Number Two to the Salary Continuation Agreement with James Hastings
Exhibit 10.47:	Amendment Number Three to the Salary Continuation Agreement with James C. Monroe
Exhibit 10.48:	Amendment Number Two to the Salary Continuation Agreement with Robert L. Davis

Exhibit 10.49:
Stipulation to the Issuance of a Consent Order Dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K dated February 14, 2011)

Exhibit 10.50:
Consent Order dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K dated February 14, 2011)

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

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 24, 2011	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	Chairman of the Board and Chief
F. Scott Bauer	Executive Officer (principal	March 24, 2011
executive officer)

/s/ James Hastings	Executive Vice President and Chief
James Hastings	Financial Officer (principal financial
	and accounting officer)	March 24, 2011

/s/ Edward T. Brown	Director
Edward T. Brown		March 24, 2011

/s/ James G. Chrysson	Director
James G. Chrysson		March 24, 2011

/s/ James O. Frye	Director
James O. Frye		March 24, 2011

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		March 24, 2011

/s/ Beverly H. Godfrey	Director
Beverly H. Godfrey		March 24, 2011

SIGNATURE	TITLE	DATE

/s/ Lynn L. Lane	Director
Lynn L. Lane		March 24, 2011

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		March 24, 2011

/s/ Stephen L. Robertson	Director
Stephen L. Robertson		March 24, 2011

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		March 24, 2011

/s/ William G. Ward, Sr., M.D.	Director
William G. Ward, Sr., M.D.		March 24, 2011