Form 10-Q
period 2011-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2011-05-12
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 29, 2011 (the most recent practicable date), the registrant had outstanding 16,838,125 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION	3

Item 1 -	Financial Statements (Unaudited)	18

	Consolidated Statements of Financial Condition
	March 31, 2011 and December 31, 2010	18

	Consolidated Statements of Operations
	Three Months Ended March 31, 2011 and 2010	19

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2011 and 2010	20

	Consolidated Statement of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2011	21

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2011 and 2010	22

	Notes to Consolidated Financial Statements	23

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4 -	Controls and Procedures	49

Part II.	Other Information	50

Item 1A -	Risk Factors	50

Item 6 -	Exhibits	50

Signatures		51

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

	At or for the Quarter Ended						% Change March 31, 2011 from
	March 31,		December 31,		March 31,		December 31,		March 31,
	2011		2010		2010		2010		2010
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$18,699		$19,164		$20,986		(2	) %	(11	) %
Interest expense	5,868		6,759		7,739		(13)		(24)
Net interest income	12,831		12,405		13,247		3		(3)
Provision for loan losses	4,100		6,500		10,000		(37)		(59)
Net interest income after provision for loan losses	8,731		5,905		3,247		48		169
Non-interest income	2,903		4,200		3,953		(31)		(27)
Non-interest expense	11,483		12,608		11,843		(9)		(3)
Income (loss) before income taxes	151		(2,503)		(4,643)		NM		NM
Income tax expense (benefit)	-		8,318		(32)		NM		NM
Net income (loss)	$151		$(10,821)		$(4,611)		NM		NM
Effective dividend on preferred stock	639		633		633
Net income (loss) available to common shareholders	$(488)		$(11,454)		$(5,244)

Net Income (Loss) Per Common Share:
Basic	$(0.03)		$(0.68)		$(0.31)
Diluted	(0.03)		(0.68)		(0.31)

Selected Performance Ratios:
Return on average assets	0.04%		-2.55%		-1.10%
Return on average equity	0.67%		-39.43%		NM
Net interest margin (1)	3.42%		3.14%		3.41%
Efficiency ratio (2)	72.98%		75.93%		68.85%

Asset Quality Ratios:
Nonperforming loans to period-end loans	6.80%		8.08%		4.18%
Nonperforming assets to total assets (3)	6.04%		6.60%		4.15%
Net loan charge-offs to average loans outstanding (annualized)	2.19%		4.10%		1.20%
Allowance for loan losses to period-end loans	2.55%		2.60%		2.97%
Allowance for loan losses to nonperforming loans	0.38	X	0.28	X	0.71	X

Capital Ratios:
Total risk-based capital	12.62%		11.75%		12.80%
Tier 1 risk-based capital	10.15%		9.35%		10.92%
Leverage ratio	7.63%		7.42%		8.86%
Equity to assets ratio	5.73%		5.58%		6.85%

Balance Sheet Data (End of Period):
Total assets	1,603,880		1,653,398		1,707,180		(3)		(6)
Loans	1,083,468		1,130,076		1,208,454		(4)		(10)
Deposits	1,279,210		1,348,419		1,306,954		(5)		(2)
Short-term borrowings	21,965		22,098		76,769		(1)		(71)
Long-term borrowings	202,643		182,686		199,062		11		2
Stockholders’ equity	91,854		92,341		116,882		(1)		(21)

Other Data:
Weighted average shares
Basic	16,824,008		16,812,380		16,806,292
Diluted	16,824,008		16,812,380		16,806,292
Period end outstanding shares	16,838,125		16,812,625		16,818,125

Number of banking offices	22		22		22
Number of full-time equivalent employees	297		301		321

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

Recent Regulatory Actions

On February 25, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commission of Banks (“NCCOB”).  Under the terms of the Consent Order among other things, the Bank has agreed to:

•	Strengthen Board oversight of the management and operations of the Bank;
•	Comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital;
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

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.  The Company has accrued the preferred dividend to the US Treasury and the interest due on the subordinated debentures.

The Consent Order specifies certain timeframes for meeting these requirements.  The Bank must furnish periodic progress reports to the FDIC and NCCOB regarding its compliance with the Consent Order.  The Consent Order will remain in effect until modified or terminated by the FDIC and the NCCOB.

Management’s Plans and Compliance Efforts

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•
As of March 31, 2011, the Bank had reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (25%) exceeding its scheduled reduction at its first measurement point (15% reduction within 180 days after February 25, 2011 the effective date of the Consent Order).

•	By December 31, 2010, the Bank had eliminated all assets classified as “loss” and the appropriate portions of those assets classified as “doubtful” in the Bank’s most recent Report of Examination.
•
By April 29, 2011, the Bank had submitted the materials and plans required to date in accordance with the Consent Order, including a capital plan to comply with the minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital and a plan to comply with the specified reductions of the adversely classified assets in the June 30, 2010 Report of Examination.

•
Throughout the third and fourth quarters of 2010 and continuing into the first quarter of 2011, the Bank has taken a number of measures to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.

None of the timeframes under the Consent Order have lapsed and the process of responding to the provisions of the Consent Order is well underway, including submission of the strategic business plan to the FDIC and NCCOB.  The Bank has submitted to the regulators the materials and plans required to date in accordance with the Consent Order.  As previously disclosed, many of the corrective actions requested by the FDIC and NCCOB were initiated by the Bank and the Company during 2010 and the first quarter of 2011, including significant reduction in adversely classified assets as well as other changes to preserve capital and enhance operations.  Compliance efforts remain ongoing.

Summary of First Quarter

Total assets decreased $49.5 million, or 3.0%, during the first quarter as loans declined for the tenth consecutive quarter.  Loans outstanding decreased $46.6 million, or 4.1%, due to net reductions from foreclosures, payoffs of several large construction and commercial loans and continued weak loan demand.  The allowance for loan losses decreased $1.9 million, or 6.5% during the quarter as loans requiring a specific allowance decreased by $2.1 million to $3.1 million on a linked quarter basis as the volume of impaired loans requiring a specific allowance has decreased from $27.8 million at the prior year end to $15.5 million.  Foreclosed assets increased $5.7 million as new foreclosures were $9.1 million, writedowns were $609 thousand and sales were $2.8 million.  The investment securities portfolio remained stable decreasing $1.9 million, or 0.5%.  Total deposits were $1.28 billion at March 31, 2011, a decrease of $69.2 million, or 5.1%, from December 31, 2010.  The decrease in deposits was primarily due to money market, NOW and savings accounts which decreased $61.4 million.  Demand deposits increased $16.3 million, or 14.8%, which contributed to the improved net interest margin.  Brokered deposits and CDARS declined $26.7 million while customer deposits increased $2.6 million.  We expect wholesale funding to decrease as the Company seeks to grow its core deposits.  Borrowings increased $19.8 million, or 9.7%, from the prior quarter end to provide liquidity from decreased deposits.

Net interest income increased $426 thousand, or 3.4%, for the first quarter compared to the fourth quarter 2010.  The interest rate environment remained stable in the first quarter as the Federal Reserve maintained the federal funds target rate consistent with the fourth quarter and changes in LIBOR rates were relatively minor.  Total interest income decreased by $465 thousand, or 2.4%, while the cost of funds decreased $891 thousand, or 13.2%, compared to the previous quarter.  The sequential decrease in interest income was attributable to declining loan volume while interest income on investments increased $209 thousand.  The following factors minimized the sequential reduction in interest income: 1) effective discipline in pricing of loans including the continued incorporation of interest rate floors on floating rate loans upon renewal; 2) lesser impact of nonaccrual with the total $18.0 million decrease in nonaccrual balances, including 3) the reinstatement to accrual status of $11.2 million of loans previously on non-accrual.  Interest expense declined primarily due to reduced cost of deposits as interest bearing deposit volume dropped significantly and continued downward repricing of renewing certificates of deposit and maximum earnings accounts.  The net interest margin improved 28 basis points to 3.42% compared to 3.14% for the linked quarter and increased one basis point when compared to 3.41% for the first quarter of 2010.

The Company’s provision for loan losses of $4.1 million decreased from $6.5 million for the fourth quarter 2010 and from $10.0 million for the first quarter of 2010.  The decreased level of provision was a result of decreased net charge-offs of $6.0 million compared to $12.0 million in the fourth quarter and reduced loans requiring a specific allowance.  The specific valuation allowance decreased by $2.2 million on a linked quarter basis as fewer newly identified nonperforming loans required a specific loan loss allowance allocation during the first quarter.  Annualized net charge-offs decreased to 2.19% of average loans in first quarter 2011 from 4.10% of average loans for fourth quarter 2010 and increased from 1.20% of average loans for the first quarter 2010.  Nonperforming loans decreased to $73.7 million, or 6.80% of loans, at March 31, 2011 from $91.8 million, or 8.08% of loans, at December 31, 2010.  Nonperforming assets declined to $96.8 million, or 6.04% of total assets, at March 31, 2011 from $109.1 million, or 6.60% of total assets, at December 31, 2010 primarily due to the return of $11.2 million in loans to accrual status.  The activity for this quarter in net charge-offs, nonperforming loans and nonperforming assets was relatively evenly distributed between residential mortgage loans, commercial real estate and construction and development loans.  The allowance for loan losses of $27.7 million at March 31, 2011 represented 2.55% of total loans and 38% coverage of nonperforming loans at current quarter-end compared with 2.60% of total loans and 28% coverage of nonperforming loans at December 31, 2010.  We believe the allowance is adequate for losses inherent in the loan portfolio at March 31, 2011.

Non-interest income was $2.9 million during the first quarter of 2011, compared to $4.2 million for the prior quarter and $4.0 million for the first quarter of 2010.  All major components of non-interest income decreased during the quarter except the Small Business Investment Company (SBIC) earnings which increased $116 thousand.  Non-interest income included decreases of $526 thousand in derivative activity, $451 thousand in mortgage fees, $191 thousand of securities gains, $129 thousand in service charges on customer accounts and $118 thousand in wealth management fees.  The year-over-year decrease of $1.0 million in non-interest income was primarily due to decreased gains on sale of investment securities of $410 thousand and a decrease in the fair value of derivatives of $574 thousand.  Similar to the prior quarter, no major component of non-interest income increased compared to the first quarter of 2010, although a $186 thousand other than temporary impairment charge in the first quarter of 2010 did not recur during the first quarter of 2011.

Non-interest expense of $11.5 million in the first quarter of 2011 decreased $1.1 million, or 8.9%, from the prior quarter and decreased by $359 thousand, or 3.0%, compared with the year ago period.  Linked quarter Cost reductions were achieved throughout non-interest expense categories with the largest reductions attributable to a $1.3 million decrease in write-downs on carrying values of foreclosed real estate, $199 thousand reduction in the costs of acquiring and maintaining foreclosed real estate and $358 thousand decrease in salaries and benefits.  Earnings also benefited from a $280 thousand gain on sale of foreclosed assets compared to a $22 thousand loss in the prior quarter.  Cost reductions were offset by a $598 thousand increase in FDIC cost and legal and professional fees which increased $149 thousand.  Non-interest expense remained relatively flat year-over-year decreasing $359 thousand although several components had significant changes.

Financial Condition at March 31, 2011 and December 31, 2010

During the three month period ending March 31, 2011, total assets declined $49.5 million, or 3.0%, to $1.60 billion.  The Company continued to emphasize improving the funding mix during a time of asset shrinkage due to slow loan demand.  A decrease of $69.2 million in deposits accommodated our balance sheet shrinkage.  In addition, we focused on actively managing the investment portfolio and maintaining an adequate allowance for loan losses as well as a sufficient level of liquidity and regulatory capital ratios in excess of well capitalized levels.  The shift in the funding mix contributed to an improvement in the net interest margin during the first three months of 2011.  We continued to shift our deposit mix toward demand deposits which increased $16.3 million during the quarter.  Total time deposits decreased $24.2 million as brokered deposits decreased $14.6 million and CDARS deposits decreased an additional $12.1 million; while customer time deposits increased $2.6 million.  The investment portfolio remained virtually unchanged from the last year end amount decreasing only $1.9 million, or 0.5%, during the three month period.  While the total investment portfolio has remained stable over the three month period, the classifications changed as held to maturity increased $7.2 million while available for sale decreased $9.1 million.  The mix of investments also changed with increases of $16.3 million in mortgage-backed securities, decreases of $16.4 million in US Government Agencies and $1.8 million in other securities.

Total loans decreased $46.6 million, or 4.1%, during the three month period with decreases in the following major categories:  $12.6 million, or 2.76%, for commercial real estate, $10.9 million, or 5.65%, for consumer loans, $9.2 million, or 6.65%, for residential construction loans, $8.5, million or 5.43%, for commercial and industrial loans and $5.4 million for other loans.  The decrease in loans outstanding during the period can be attributed to several large loan payoffs, foreclosures and continued slowdown in loan demand during these difficult economic times.  For the first quarter 2011, the allowance decreased by $1.9 million with a provision of $4.1 million and net charge-offs of $6.0 million.  Net charge-offs improved from the fourth quarter total of $12.0 million while the provision decreased due to factors discussed in the Asset Quality section below.  The allowance for loan losses decreased $8.3 million compared to March 31, 2010 due to a significantly lower level of loans outstanding and the charge-off of loans that previously had specific reserves.

At March 31, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.63%, 10.15% and 12.62%, respectively.  As of March 31, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.10%, 10.78%, and 12.05%, respectively.  Our capital position remains in excess of our regulatory capital ratios, including the capital requirements pursuant to the Consent Order.  See Note 2 to the financial statements for a further discussion of the Consent Order.  Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years.  Such matters could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.  While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis.  Based on our evaluations and requirements, the Company may seek other sources of capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  At March 31, 2011, our stockholders’ equity totaled $91.9 million, a decrease of $487 thousand compared to December 31, 2010.  The decrease is primarily the result of $669 thousand in additional unrealized losses on securities available for sale in other comprehensive income (loss).

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income (Loss). Our net income from operations of $151 thousand and our net loss after the accrual of preferred dividends of $488 thousand for the three months ended March 31, 2011 improved $4.8 million from the same three month period in 2010.  Net loss per share available to common shareholders was $0.03 per share for both basic and diluted for the three months ended March 31, 2011 as compared with a $0.31 loss per share for both basic and diluted for the same period in 2010.  Net interest income for the first quarter of 2011 was $12.8 million, down $416 thousand, or 3.1%, compared with the first quarter 2010, due to a decrease in interest earning assets.  The net interest margin of 3.42% improved one basis point from the year ago period.  The Federal Reserve did not change rates during the current quarter, although repricing of interest bearing assets and liabilities continued to have an effect on the current net interest income and margin.  The primary factor for returning to profitable operating income in the first quarter was the reduced level of asset quality costs, including a provision for loan losses of $4.1 million compared to $10.0 million for the first quarter of 2010.  Non-interest income was $2.9 million during the first quarter of 2011, which represents a decrease of 26.6% from non-interest income of $4.0 million reported in the comparable period in 2010.  Non-interest expense declined $360 thousand year-over-year with cost of non-performing loans, FDIC insurance and personnel cost continuing to be significant factors.

Net Interest Income. During the three months ended March 31, 2011, our net interest income was $12.8 million, a decrease of $416 thousand, or 3.1%, over the first quarter 2010.  Interest income decreased $2.3 million from reduced interest earning assets.  This reduction in our interest income exceeded the $1.9 million decrease in interest expense from reduced interest bearing deposit volume, repricing of deposits and the reduction in borrowing costs.  This decrease in net interest income included the cost of carrying nonperforming assets with an average balance of $104.5 million whose annualized impact on our net interest margin is approximately twelve basis points.

Our net interest margin has been impacted and will continue to be impacted in the near term by actions taken by the Federal Reserve Board with respect to interest rates and by competition in our markets.  During the first quarter of 2011, the Federal Reserve maintained the Federal Funds rate at the all time low of between zero and 25 basis points since December 2008.  The average prime rate for the first quarter of 2011, 2010 and 2009 remained at 3.25%, which it has been since December 2008.  During the first half of 2008, we began to incorporate interest rate floors on most of our floating rate loans upon renewal.  We have continued this practice throughout 2009, 2010 and 2011 such that most the loans in of our floating rate loan portfolio now have interest rate floors.  Additionally, we have reinforced loan pricing discipline so we are adequately compensated for the risk of each loan.  The average yield on interest-earning assets in the first quarter of 2011 decreased 42 basis points to 4.99% compared to the first quarter 2010 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Our cost of average interest bearing liabilities for the first quarter of 2011 decreased 46 basis points to 1.69% compared to the first quarter of 2010.  For the first quarter 2011, our net interest margin of 3.42% increased one basis point from 3.41% for the first quarter of 2010.  While the prime rate and federal funds rate have been constant throughout the first quarter of 2011, market interest rates such as LIBOR have drifted lower in the first quarter of 2011.  This has strengthened the Company’s net interest margin through the improvement in our cost of funds by continued downward repricing of time deposits and borrowings at current market rates.

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,111,697	$15,513	5.66%	$1,222,594	$17,668	5.86%
Investment securities available for sale	312,507	2,563	3.33%	310,150	3,192	4.17%
Investment securities held to maturity	45,697	549	4.87%	10,655	122	4.64%
Federal funds sold and overnight deposits	50,763	74	0.59%	29,848	4	0.05%

Total interest earning assets	1,520,664	18,699	4.99%	1,573,247	20,986	5.41%
Other assets	110,311			130,943
Total assets	$1,630,975			$1,704,190

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$541,358	$880	0.66%	$594,152	$1,784	1.22%
Time deposits greater than $100K	208,809	573	1.11%	177,408	622	1.42%
Other time deposits	434,297	2,170	2.03%	410,898	2,756	2.72%
Short-term borrowings	23,078	78	1.37%	78,102	388	2.01%
Long-term borrowings	200,436	2,167	4.38%	199,076	2,189	4.46%

Total interest bearing liabilities	1,407,978	5,868	1.69%	1,459,636	7,739	2.15%

Demand deposits	121,691			113,991
Other liabilities	9,348			8,619
Stockholders' equity	91,958			121,944

Total liabilities and stockholders' equity	$1,630,975			$1,704,190

Net interest income and net interest spread		$12,831	3.30%		$13,247	3.26%
Net interest margin			3.42%			3.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.00%			107.78%

Provision for Loan Losses. The Company recorded a $4.1 million provision for loan losses for the quarter ended March 31, 2011, representing a decrease of $5.9 million from the $10.0 million provision for the first quarter of 2010.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality” below.  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 2.19% for the quarter ended March 31, 2011, compared with 1.20% for the quarter ended March 31, 2010.

Non-Interest Income.  For the three months ended March 31, 2011, non-interest income decreased $1.1 million, or 26.6%, to $2.9 million from $4.0 million for the same period in 2010 primarily as a result of a loss from derivative activity of $574 thousand and decreased gains on the sales of investment securities of $410 thousand.  The $574 thousand loss from derivative activity included a $384 thousand mark to market adjustment from an interest rate swap related to trust preferred securities.  As previously announced, the payment of interest on the trust preferred securities has been suspended which resulted in the swap changing its status from effective to ineffective.  The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.  Management reduced the volume of sales of investment securities during the first quarter resulting in a first quarter gain of $944 thousand compared to gains of $1.4 million in the first quarter of 2010.  Insufficient fund, or NSF charges continued their trend decreasing $176 thousand as other service charges, primarily debit card charges, increased $106 thousand.  Mortgage fees and wealth management fees decreased $96 thousand and $46 thousand, respectively, on reduced customer transactions.  Small Business Investment Company (SBIC) income of $122 thousand decreased $54 thousand as gains from investment harvest recorded in 2010 did not recur in 2011.  An increase in non-interest income year-over-year resulted when no other than temporary impairment was required for 2011 compared to a $186 thousand charge in the first quarter of 2010.

Non-Interest Expense. For the three months ended March 31, 2011, non-interest expenses decreased $360 thousand, or 3.0%, over the same period in 2010 primarily due to reduced personnel costs, reduced buyer incentive program expenses and increased gains on sales of foreclosed real estate while FDIC deposit insurance premiums and professional fees have increased.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $723 thousand, or 13.2%, in salary and employee benefit expense through a company-wide salary freeze and eliminating the employer 401(k) matching contribution effective January 1, 2011.  The Company started a new program during 2008 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program was up to $10 thousand per property to incent home buyers to purchase these homes.  During July 2010, the final house under this program was sold.  There was no buyer incentive expense for the Company in the first quarter of 2011 compared to $173 thousand for the same quarter last year.  The Company’s FDIC deposit insurance premium increased $586 thousand as a result of the previously announced Consent Order and will remain at the higher rates until the order is no longer in effect.  Cost related to foreclosed property continued to be significant with foreclosed asset write-downs increasing to $609 thousand during the first quarter of 2011 compared to $484 thousand in the first quarter of 2010.  The cost of acquiring, holding and maintaining foreclosed properties was $270 thousand for the current quarter compared to $360 thousand year-over-year.  Legal fees incurred primarily to assist in the resolution of problem credits increased $246 thousand compared to the prior year.  Occupancy and equipment expense decreased $132 thousand compared to the first quarter of 2010 due to decreased depreciation of equipment and software and other equipment expenses.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the quarter ending March 31, 2011 compared to income tax benefit of $32 thousand for first quarter 2010.  The Company has now used all available net operating loss (NOL) carrybacks and now has a NOL carry forward.  No net income tax expense is expected until future earnings exceed the NOL carry forward.  The $14.0 million deferred tax asset valuation allowance recorded as of December 31, 2010 remained at the same level at the end of the first quarter of 2011.  The $32 thousand income tax benefit for first quarter 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $1.0 million valuation allowance related to our ability to realize net deferred tax assets.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, unpledged investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank, the Federal Reserve and from correspondent banks through overnight federal funds credit lines.  In addition to deposit and borrowing withdrawals and maturities, the Company’s primary demand for liquidity is anticipated funding under credit commitments to customers.

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities.  Investment securities totaled $351.0 million at March 31, 2011, a decrease of $1.9 million from $352.9 million at December 31, 2010.  The investment mix changed during the quarter as decreases in government agencies of $16.4 million offset increases in mortgage backed securities of $16.3 million, although these investment mix changes have little impact on our liquidity.  In 2010, the Federal Reserve began to pay interest on excess balances on deposit with them.  During the first quarter of 2011, the interest rate paid on these balances has been higher than the federal funds rates paid by most correspondent banks thereby encouraging banks to increase their balances at the Federal Reserve.  Management has increased our balances at the Federal Reserve Bank to $30.4 million at March 31, 2011 versus our reserve requirement of $7.1 million for the applicable period.  Supplementing liquid assets and customer deposits as a source of funding, we have available a line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $15.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $399.9 million as of March 31, 2011 with lendable collateral value of $321.5 million and current outstanding borrowings of $93.0 million.  At March 31, 2011, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to seven years under repurchase lines of credit from various institutions.  The repurchases must be and are adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $4.2 million and $4.8 million at March 31, 2011 and December 31, 2010, respectively, all of which were done as accommodations for our deposit customers.  At March 31, 2011, our outstanding commitments to extend credit consisted of loan commitments of $106.6 million and amounts available under home equity credit lines, other credit lines and letters of credit of $93.9 million, $10.1 million and $9.0 million, respectively.  Given the amount of our unpledged collateral, we believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  Brokered deposits have remained consistent over the last year decreasing $2.3 million from March 31, 2010 to March 31, 2011 or 13% of total deposits.  Under the Consent Order effective February 25, 2011, the Bank shall not accept, renew or rollover any brokered deposits.  During the first quarter of 2011, brokered deposits decreased $26.8 million as maturing brokered deposits were not renewed.  Year-over-year demand deposits increased $13.1 million, or 11.6%.  In addition, time deposits increased $58.0 million, or 10.1% on a year-over-year basis; while money market, savings and NOW accounts decreased $98.9 million, or 15.9%.  Interest bearing transaction accounts decreased significantly as customers focused on yield improvement which was available with certificates of deposit.  Savings accounts decreased $13.9 million during the first quarter and $3.4 million year-over-year.  This decrease is attributed to customer withdrawals due to a reduction in rate from our internet based Ready Saver account which had strong growth throughout 2010.  Certificates of deposits represented 33.1% of our total deposits at March 31, 2011, an increase from 29.3% at March 31, 2010.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment, but not the accrual, of quarterly cash dividends to the US Treasury on this cumulative preferred stock.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the CPP), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the first quarter in 2011, there were no repurchases.  Under the provisions of the CPP, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

At March 31, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.63%, 10.15% and 12.62%, respectively, which exceeded the minimum requirements for a “well-capitalized’ bank.  As of March 31, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.10%, 10.78%, and 12.05%, respectively.  The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital.  Our capital position remains in excess of our regulatory capital requirements pursuant to the Consent Order.  In order to achieve and maintain compliance with the terms of the Consent Order, the Company is currently considering various strategies such as: balance sheet shrinkage through net loan run-off, reduction in brokered deposits and other strategies such as asset sales, plans for capital injections, taking action to restructure the risk weighting of assets and various strategies to improve Bank profitability.  As of March 31, 2011, the parent holding company had $5.8 million in cash and investment securities, net of short term liabilities, available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell more assets.  The ability to decrease levels of nonperforming assets is also vulnerable to market conditions as many of the Bank’s borrowers rely on an active real estate market as a source of repayment, particularly construction loan borrowers, and as mentioned, the sale of loans in this market is difficult.  If the real estate market does not improve, the level of nonperforming assets may continue to increase.

Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Such actions could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.

On March 24, 2009, the Company announced that its Board of Directors voted to suspend payment of a quarterly cash dividend to common shareholders.  If and when the Consent Order is removed, the Board will continue to evaluate the payment of a quarterly cash dividend on a periodic basis.

Asset Quality

We consider asset quality to be of primary importance.  We employ a formal internal loan review process to ensure adherence to the Board-approved Lending Policy.  It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated.  Credit Administration, through the loan review process, validates the accuracy of the initial and any revised risk grade assessment.  In addition, as a given loan’s credit quality improves or deteriorates, it is the loan officer’s responsibility to change the borrower’s risk grade accordingly.  Our policy in regard to past due loans normally requires a charge-off to the allowance for loan losses within a reasonable period after collection efforts and a thorough review have been completed.  Further collection efforts are then pursued through various means including legal remedies.  Loans carried in a nonaccrual status and probable losses are considered in the determination of the allowance for loan losses.

Our financial statements are prepared on the accrual basis of accounting, which means we recognize interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If a borrower brings their loan current, our general policy is to keep this loan in a nonaccrual status until this loan has remained current for six months.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We record interest on restructured loans at the restructured rates, as collected, when we anticipate that no loss of original principal will occur.  Management also considers potential problem loans in the evaluation of the adequacy of the Bank’s allowance for loan losses.  Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans as shown above, but about which we have doubts as to the borrower’s ability to comply with present repayment terms.  Because these loans are at a heightened risk of becoming past due, reaching nonaccrual status or being restructured, they are being monitored closely.

Nonperforming Assets

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) an $18.1 million decrease in nonperforming loans; 2) a decrease in loan delinquencies, particularly in 30-89 days; 3) the sequential decrease in adversely classified loans, despite no change in risk grade on the $11.2 million in loans restored to an accrual status; and 4) the continued reduction in the higher risk loan segments.

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Amounts in thousands)

Nonaccrual loans	$53,304	$63,168	$76,600	$36,073	$45,249
Restructured loans - nonaccruing	20,437	28,609	15,498	15,200	4,341
Total nonperforming loans	73,741	91,777	92,098	51,273	49,590

Foreclosed assets	23,060	17,314	19,385	18,781	20,285

Total nonperforming assets	$96,801	$109,091	$118,094	$70,054	$69,875

Restructured loans in accruing status not included above	$13,488	$12,117	$6,611	$4,204	$1,018

Nonperforming loans decreased to $73.7 million, or 6.80% of total loans, at March 31, 2011 compared to $91.8 million, or 8.08% of loans, at December 31, 2010.  This $18.1 million decrease in nonperforming loans is inclusive of loan charge-offs of $6.0 million during the first quarter.  During the quarter, three loans totaling approximately $11.2 million were reclassified from non-accrual to an accrual status while loans of approximately $9.0 million were transferred from non-accrual to foreclosed assets.  The $8.1 million remainder of the change in non-accrual loans was due to the net of new non-accrual loans additions and pay downs.  The sequential increase in foreclosed property during first quarter 2011 resulted primarily from $9.0 million in foreclosures and $3.0 million in sales of foreclosed properties.

The following table sets forth a breakdown of nonperforming loans as of March 31, 2011, by loan segment.

	March 31,	December 31,	September 30,	June 30,	March 31,
Nonperforming loans	2011	2010	2010	2010	2010
	(Amounts in thousands)

Construction	$16,987	$26,256	$32,227	$15,082	$14,914
Commercial real estate	20,079	22,086	21,866	15,205	12,197
Commercial and industrial	6,846	10,642	13,414	3,932	6,638
Residential lots	18,281	19,192	20,437	12,434	12,703
Consumer	11,548	13,601	4,154	4,620	3,138
Total nonperforming loans	$73,741	$91,777	$92,098	$51,273	$49,590

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at March 31, 2011.  This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$4,178	$4,156	$471	$28,863	$24,812	$28,968	$28,497
Commercial
Commercial and industrial	1,575	1,517	376	2,441	1,574	3,091	2,715
Commercial line of credit	367	349	135	1,766	1,680	2,029	1,894
Residential real estate
Residential construction	1,880	1,832	566	18,687	14,855	16,687	16,121
Residential lot loans	3,289	3,274	854	21,881	15,809	19,083	18,229
Raw land	240	229	91	3,600	1,362	1,591	1,500
Home equity lines	1,303	1,298	287	531	336	1,634	1,347
Consumer loans	2,888	2,858	284	7,379	5,299	8,157	7,873

Total	$15,720	$15,513	$3,064	$85,148	$65,727	$81,240	$78,176

The recorded investment in loans that were considered individually impaired was $81.2 million and $87.1 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, the largest non-accrual balance of any one borrower was $7.0 million, with the average balance for the two hundred forty-six non-accrual loans being $300 thousand.  At March 31, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $15.5 million, with a corresponding valuation allowance of $3.1 million.  In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank, while, the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date.  For these impaired loans as of March 31, 2011, amounts charged off to date were $19.6 million, or 20% of the unpaid principal balances.  Included in the table above, $11.9 million out of the total of $13.5 million of accruing troubled debt restructured loans were also individually evaluated which required a reserve of $163 thousand.

In addition to nonperforming loans, there were $128.9 million of loans at March 31, 2011 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $118.4 million at December 31, 2010.  See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets as of March 31, 2011, by nature of the property.

	March 31,	December 31,	September 31,	June 30,	March 31,
Foreclosed assets	2011	2010	2010	2010	2010
	(Amounts in thousands)
Residential construction, land
development and other land	$14,837	$13,719	$11,048	$10,918	$12,679
Commercial construction	1,196	1,196	1,884	2,078	2,142
1 - 4 family residential properties	756	991	4,969	3,657	3,330
Nonfarm nonresidential properties	6,221	1,353	1,260	1,743	1,749
Multi-family properties	50	50	160	160	160
Repossessed equipment	-	5	64	64	225
Total foreclosed assets	$23,060	$17,314	$19,385	$18,620	$20,285

The sequential increase of $5.7 million during the first quarter of 2011 was primarily attributable to foreclosures of $9.0 million, the largest of which was $4.7 million for two commercial properties.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2011		2010		2010		2010		2010
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies:
30 - 89 days past due	$3.4	0.31%	$5.5	0.48%	$8.9	0.75%	$9.7	0.80%	$22.3	1.84%

Loans classified substandard or doubtful	$214.3	19.76%	$219.9	19.36%	$237.6	19.95%	$144.0	12.02%	$137.3	11.36%

Nonperforming loans	$73.7	6.80%	$91.8	8.08%	$98.7	8.29%	$55.5	4.60%	$50.6	4.18%

As delinquency is viewed as one of the leading indicators for credit quality, the Company’s 30-89 day past due statistic has declined year-over-year and sequentially compared with the last four quarter end statistics since March 31, 2010.  The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

Another key indicator of credit quality is the distribution of credit risk grade classifications in the loan portfolio and the trends in the movement or migration of these risk grades or classifications.  See Note 5 in the financial statements for a description of the Bank’s credit risk grade classifications.  The Substandard (Grade 7) and Doubtful (Grade 8) classifications denote adversely classified loans, while the Special Mention (Grade 6) classification may provide an early warning indicator of deterioration in the credit quality of a loan portfolio.  The following table is a summary of certain classified loans in our loan portfolio at the dates indicated.

	March 31,		December 31,
	2011		2010
	$	% of Total Loans	$	% of Total Loans
	(Amounts in millions)

Special Mention	$135.6	12.5%	$139.0	12.3%
Substandard and Doubtful	214.3	19.8%	219.9	19.4%
	$349.9	32.3%	$358.9	31.7%

The $5.6 million, or 3%, decrease in adversely classified loans from December 31, 2010 to March 31, 2011 was despite no change in the risk grades on the $11.2 million in formerly collateral dependent loans restored to an accrual status during the first quarter of 2011.  This $11.2 million in loans remained classified substandard (Grade 7).

The following table is a further breakdown of the certain classified loans by loan class at March 31, 2011 along with an indicator of the overall credit quality of each loan class denoted by the weighted average risk grade.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.93	$65,409	$92,222
Commercial
Commercial and industrial	4.85	13,306	16,010
Commercial line of credit	4.61	6,585	6,641
Residential real estate
Residential construction	5.30	26,800	36,413
Residential lots	6.09	12,501	32,291
Raw land	4.97	428	6,358
Home equity lines	3.57	2,820	4,891
Consumer	4.07	7,709	19,431
		$135,558	$214,256

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

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories.  As of March 31, 2011, speculative construction loans on our books more than twelve months amounted to $19.4 million, or 51.5%, of the total speculative residential construction loan portfolio.  This represents a decrease in amounts from $38.2 million, or 50.4%, of the speculative residential loan portfolio as of December 31, 2010, and a decrease from $46.2 million, or 56.8%, of that portfolio as of September 30, 2010.  Land acquisition and development loans on our books for more than twenty-four months at March 31, 2011 amounted to $33.5 million, or 60.0%, of that portfolio, a decrease from $40.2 million, or 67.7%, of that portfolio as of December 31, 2010 and a decrease from $43.6 million, or 81.1%, of that portfolio as of September  30, 2010.

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

As discussed herein, management has undertaken various initiatives in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review; and
•	Enhancing our internal and external loan review protocol.

The following table shows, by loan segment, an analysis of the allowance for loan losses for the quarter ended March 31, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	921	128	1,441	804	806	4,100
Charge-offs	(1,897)	(765)	(2,203)	(541)	(1,680)	(7,086)
Recoveries	535	76	325	3	131	1,070
Ending balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At March 31, 2011		At December 31, 2010
		% of		% of
By Loan Class	Amount	Total ALLL	Amount	Total ALLL
	(Amounts in thousands)
Commercial real estate	$6,262	22.6%	$6,703	22.7%
Commercial
Commercial and industrial	2,291	8.3%	2,226	7.5%
Commercial line of credit	1,302	4.7%	1,928	6.5%
Residential real estate
Residential Construction	7,131	25.8%	7,451	25.2%
Residential lots	5,441	19.7%	5,576	18.9%
Raw land	525	1.9%	507	1.7%
Home equity lines	1,759	6.3%	1,493	5.0%
Consumer	2,953	10.7%	3,696	12.5%

	$27,664	100.0%	$29,580	100.0%

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2011	2010*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$28,096	$16,584
Federal funds sold and overnight deposits	34,615	49,587
Investment securities
Available for sale, at fair value	301,533	310,653
Held to maturity, at amortized cost	49,429	42,220
Federal Home Loan Bank stock	8,750	8,750

Loans held for sale	597	5,991

Loans	1,083,468	1,130,076
Allowance for loan losses	(27,664)	(29,580)
Net Loans	1,055,804	1,100,496

Premises and equipment, net	39,878	40,550
Foreclosed assets	23,060	17,314
Other assets	62,118	61,253

Total Assets	$1,603,880	$1,653,398
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$126,393	$110,114
Money market, NOW and savings	521,577	582,878
Time	631,240	655,427
Total Deposits	1,279,210	1,348,419

Short-term borrowings	21,965	22,098
Long-term borrowings	202,643	182,686
Other liabilities	8,208	7,854

Total Liabilities	1,512,026	1,561,057

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at March 31, 2011 and December 31, 2010	41,557	41,453
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,838,125 shares at March 31, 2011 and 16,812,625 shares at December 31, 2010	119,439	119,408
Retained earnings (accumulated deficit)	(67,035)	(67,082)
Accumulated other comprehensive income (loss)	(2,107)	(1,438)
Total Stockholders’ Equity	91,854	92,341

Total Liabilities and Stockholders' Equity	$1,603,880	$1,653,398
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands, except per share and share data)

Interest Income
Loans	$15,513	$17,668
Investment securities available for sale	2,563	3,192
Investment securities held to maturity	549	122
Federal funds sold and overnight deposits	74	4
Total Interest Income	18,699	20,986
Interest Expense
Money market, NOW and savings deposits	880	1,784
Time deposits	2,743	3,378
Borrowings	2,245	2,577
Total Interest Expense	5,868	7,739

Net Interest Income	12,831	13,247

Provision for Loan Losses	4,100	10,000
Net Interest Income After Provision for Loan Losses	8,731	3,247

Non-Interest Income
Service charges and fees on deposit accounts	1,488	1,557
Income from mortgage banking activities	263	358
Investment brokerage and trust fees	188	235
Gain on sale of investment securities	944	1,354
Net impairment loss recognized in earnings	-	(186)
Other	20	635
Total Non-Interest Income	2,903	3,953

Non-Interest Expense
Salaries and employee benefits	4,746	5,469
Occupancy and equipment	1,784	1,916
FDIC deposit insurance	1,133	547
Foreclosed asset related	879	844
Other	2,941	3,067
Total Non-Interest Expense	11,483	11,843

Income (Loss) Before Income Taxes	151	(4,643)

Income Tax (Benefit) Expense	-	(32)
Net Income (Loss)	151	(4,611)
Effective Dividend on Preferred Stock	639	633
Net Income (Loss) Available to Common Shareholders	$(488)	$(5,244)

Net Income (Loss) Per Common Share
Basic	$(0.03)	$(0.31)
Diluted	(0.03)	(0.31)

Weighted Average Common Shares Outstanding
Basic	16,824,008	16,806,292
Diluted	16,824,008	16,806,292

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)

Net income (loss)	151	$(4,611)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	(589)	1,400
Tax effect	227	(540)
Reclassification of gains recognized in net income	(944)	(1,354)
Tax effect	364	523
Reclassification of impairment on equity securities	-	186
Tax effect	-	(72)
Net of tax amount	(942)	143
Cash flow hedging activities:
Unrealized holding (gains) losses on cash flow hedging activities	(13)	(319)
Tax effect	5	123
Reclassification of (gains) losses recognized in net income (loss), net:
Reclassified into income	459	75
Tax effect	(178)	(29)
Net of tax amount	273	(150)
Total other comprehensive income (loss)	(669)	(7)
Comprehensive income (loss)	$(518)	$(4,618)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated Deficit)	Comprehensive Income (loss)	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2010	42,750	$41,453	16,812,625	$119,408	$(67,082)	$(1,438)	$92,341
Net income (loss)	-	-	-	-	151	-	151
Other comprehensive income (loss), net of tax	-	-	-	-	-	(669)	(669)
Restricted stock issued	-	-	25,500	-	-	-	-
Stock-based compensation	-	-	-	31	-	-	31
Preferred stock accretion of discount	-	104	-	-	(104)	-	-

Balance at March 31, 2011	42,750	$41,557	16,838,125	$119,439	$(67,035)	$(2,107)	$91,854

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$151	$(4,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,096	1,029
Provision for loan losses	4,100	10,000
Net proceeds from sales of loans held for sale	17,770	36,048
Originations of loans held for sale	(12,113)	(35,649)
Gain from mortgage banking	(263)	(358)
Stock-based compensation	31	38
Net increase in cash surrender value of life insurance	(266)	(265)
Realized gain on sale of available for sale securities, net	(944)	(1,354)
Realized loss on impairment of investment securities available for sale	-	186
Realized (gain) loss on sale of premises and equipment	(4)	-
(Gain) loss on economic hedges	605	(31)
Deferred income taxes	591	(89)
Realized gain on sales of foreclosed assets	(280)	(100)
Writedowns in carrying values of foreclosed assets	609	484
Changes in assets and liabilities:
Increase in other assets	(379)	(60)
Decrease in other liabilities	(252)	(417)
Total Adjustments	10,301	9,462
Net Cash Provided by (Used in) Operating Activities	10,452	4,851

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	14,972	8,917
Purchase of:
Available-for-sale investment securities	(51,075)	(85,984)
Held-to-maturity investment securities	(7,829)	-
Proceeds from maturities and calls of:
Available-for-sale investment securities	7,670	21,015
Held-to-maturity investment securities	577	715
Proceeds from sale of:
Available-for-sale investment securities	51,672	53,677
Net decrease in loans	31,591	14,651
Capitalized cost in foreclosed assets	(156)	(16)
Purchases of premises and equipment	(63)	(245)
Proceeds from disposal of premises and equipment	4	-
Proceeds from sales of foreclosed assets	3,082	2,520
Net Cash Provided by Investing Activities	50,445	15,250

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	(45,022)	36,326
Net decrease in time deposits	(24,187)	(43,442)
Net decrease in short-term borrowings	(133)	(8,708)
Proceeds from long-term borrowings	20,000	-
Repayment of long-term borrowings	(43)	(41)
Preferred dividends paid	-	(535)
Net Cash Provided by (Used in) Financing Activities	(49,385)	(16,400)
Net Increase (Decrease) in Cash and Due From Banks	11,512	3,701
Cash and Due From Banks, Beginning of Period	16,584	30,184

Cash and Due From Banks, End of Period	$28,096	$33,885

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$9,001	$3,539

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month  periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities.  Operating results for the three-month period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2010 annual report on Form 10-K.  This quarterly report should be read in conjunction with the annual report.

Per Share Data

Basic and diluted net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period.  Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or warrants were exercised, resulting in the issuance of common stock that then shared in the net income (loss) of the Company.

Basic and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three Months Ended
	March 31,
	2011	2010

Weighted average number of common shares used in computing basic net income per share	16,824,008	16,806,292

Effect of dilutive stock options	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,824,008	16,806,292

Net income (loss) available to common shareholders (in thousands)	$(488)	$(5,244)
Basic	(0.03)	(0.31)
Diluted	(0.03)	(0.31)

For the three months ended March 31, 2011 and 2010, net loss for determining net loss per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share amount to 617,952 and 661,867 shares for the three months ended March 31, 2011 and 2010.  These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended March 31, 2011 and 2010 due to the Company’s loss position for those periods.

Recently issued accounting pronouncements

The Company has adopted Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which requires new disclosures for fair value measurements and clarifies existing disclosure requirements.  Fair value measurements must now be disclosed separately for each class of assets and liabilities based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy and the level of disaggregated information already required for specific assets and liabilities under other applicable pronouncements.  Disclosure is also required of the amounts of significant transfers between level 1 and level 2 in the fair value hierarchy and the reasons for the transfers.  The Company’s policy regarding the timing of recognizing transfers and specific information such as the actual date of the event or change in circumstances causing the transfer must also be disclosed.  The reconciliation of the beginning and ending balances in level 3 fair value measurements now also requires separate disclosure of gains and losses for the period recognized in other comprehensive income and separate disclosure is now required for purchases, sales, issuances and settlements.  Valuation techniques applied and inputs used to determine observable inputs (level 2) and significant unobservable inputs (level 3) must also be disclosed.  The new disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  The requirements to disclose separately purchases, sales issuances and settlements in the level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements, other than expanded disclosures.

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

In April 2011, the FASB has issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted the update of this standard for the quarter ended March 31, 2011.  The adoption did not have a material impact on the consolidated financial statements.

Note 2 – Regulatory Matters

In connection with continuing turmoil in the economy, and more specifically, with the real estate market, the Company recorded net losses of $25.7 million for the year ended December 31, 2010 and $16.2 million for the year ended December 31, 2009, which excludes the nonrecurring goodwill impairment of $49.5 million in 2009.  These losses were primarily the result of necessary and considerable increases in provision for loan losses during the periods, which were compounded by a tightening interest margin resulting from increased amounts of non-accrual loans.  Furthermore, the Company increased its valuation allowance provided against deferred tax assets during the year ended December 2010 by $12.6 million to $14.6 million as of December 31, 2010 which also negatively impacted earnings.  However, despite the net losses, the Bank has capital in excess of regulatory requirements as discussed below.  The culmination of net losses during the past two years has had a negative impact on operations and capital resources and has resulted in actions by regulators to restrict operations as noted below.

Recent Regulatory Actions

On February 25, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commission of Banks (“NCCOB”).  The Consent Order is a formal corrective action pursuant to which the Bank agreed to address specific areas through the adoption and implementation of policies, plans and procedures designed to enhance the safety and soundness of the Bank.  Under the terms of the Consent Order among other things, the Bank has agreed to:

•	Strengthen Board oversight of the management and operations of the Bank;
•	Comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital;
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

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.  The Company has accrued the preferred dividend to the US Treasury and the interest due on the subordinated debentures.

The Consent Order specifies certain timeframes for meeting these requirements.  The Bank must furnish periodic progress reports to the FDIC and NCCOB regarding its compliance with the Consent Order.  The Consent Order will remain in effect until modified or terminated by the FDIC and the NCCOB.

Management’s Plans and Compliance Efforts

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•
As of March 31, 2011, the Bank had reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (25%) exceeding its scheduled reduction at its first measurement point (15% reduction within 180 days after February 25, 2011 the effective date of the Consent Order).

•	By December 31, 2010, the Bank had eliminated all assets classified as “loss” and the appropriate portions of those assets classified as “doubtful” in the Bank’s most recent Report of Examination.
•
By April 29, 2011, the Bank had submitted the materials and plans required to date in accordance with the Consent Order, including a capital plan to comply with the minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital and a plan to comply with the specified reductions of the adversely classified assets in the June 30, 2010 Report of Examination.

Note 2 – Regulatory Matters (continued)

•
Throughout the third and fourth quarters of 2010 and continuing into the first quarter of 2011, the Bank has taken a number of measures to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.

None of the timeframes under the Consent Order have lapsed and the process of responding to the provisions of the Consent Order is well underway, including submission of the strategic business plan to the FDIC and NCCOB.  The Bank has submitted to the regulators the materials and plans required to date in accordance with the Consent Order.  As previously disclosed, many of the corrective actions requested by the FDIC and NCCOB were initiated by the Bank and the Company during 2010 and the first quarter of 2011, including significant reduction in adversely classified assets as well as other changes to preserve capital and enhance operations.  Compliance efforts remain ongoing.

 In order to achieve and maintain compliance with the terms of the Consent Order, the Company is currently considering various strategies such as: balance sheet shrinkage through net loan run-off, reduction in brokered deposits and other strategies such as asset sales, plans for capital injections, taking action to restructure the risk weighting of assets and various strategies to improve Bank profitability.  As of March 31, 2011, the parent holding company had $5.8 million in cash and investment securities, net of short term liabilities, available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell more assets.  The ability to decrease levels of nonperforming assets is also vulnerable to market conditions as many of the Bank’s borrowers rely on an active real estate market as a source of repayment, particularly construction loan borrowers, and as mentioned, the sale of loans in this market is difficult.  If the real estate market does not improve, the level of nonperforming assets may continue to increase.

 Compliance Matters

The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and total risk-based capital of 11%.  These requirements commence 120 days from the effective date of the Consent Order.  As shown in the table below, the Bank had regulatory capital in excess of the Consent Order requirements as of March 31, 2011.

The minimum capital requirements to be characterized as “well capitalized”, as defined by regulatory guidelines, the capital requirements pursuant to the Consent Order and the Bank’s actual capital ratios were as follows for March 31, 2011:

		Minimum Regulatory Requirement
		"Well	Pursuant to
Captial ratios	Bank	Capitalized"	Consent Order
Total risk-based	12.05%	10%	11%
Tier 1 risk-based	10.78%	6%	N/A
Tier 1 leverage	8.10%	5%	8%

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

Note 2 – Regulatory Matters (continued)

Regulatory Capital

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with regulatory capital ratios.  As of March 31, 2011, the Company’s capital exceeded the minimum requirements for a “well capitalized” bank.  Information regarding the Company’s capital at March 31, 2011 is set forth below:

			Minimum
	Actual		"Well Capitalized"
Captial ratios	Amount	Ratio	Requirements
Total risk-based	$154,700	12.62%	10%
Tier 1 risk-based	124,459	10.15%	6%
Tier 1 leverage	124,459	7.63%	5%

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
US government agencies	$84,611	$42	$2,770	81,883
Mortgage-backed securities	160,416	1,430	824	161,022
Municipals	54,240	550	309	54,481
Trust preferred securities	4,252	26	1,187	3,091
Common stocks and mutual funds	82	-	-	82
Other	1,000	-	26	974
	$304,601	$2,048	$5,116	$301,533

Securities held to maturity:
Mortgage-backed securities	$5,830	$39	$13	$5,856
Municipals	33,599	167	1,479	32,287
Corporate bonds	10,000	-	277	9,723
	$49,429	$206	$1,769	$47,866

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
US government agencies	$100,101	$198	$2,059	$98,240
Mortgage-backed securities	148,284	2,349	857	149,776
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653

Securities held to maturity:
Mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181

For the three months ended March 31, 2011 and 2010, sales of securities available for sale resulted in gross realized gains of $944 thousand and $1.4 million, respectively, and no gross unrealized losses for each period.  These investment sales generated $51.7 million and $53.7 million in proceeds during these respective periods.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
US government agencies	$69,580	$2,770	$-	$-	$69,580	$2,770
Mortgage-backed securities	76,250	816	3,407	8	79,657	824
Municipals	22,836	306	115	3	22,951	309
Trust preferred securities	-	-	2,063	1,187	2,063	1,187
Other	1,000	26	-	-	1,000	26
Total temporarily impaired securities	$169,666	$3,918	$5,585	$1,198	$175,251	$5,116

Securities held to maturity:
Mortgage-backed securities	$5,198	$13	$-	$-	$5,198	$13
Municipals	24,130	1,479	-	-	24,130	1,479
Corporate bonds	9,723	277	-	-	9,723	277
Total temporarily impaired securities	$39,051	$1,769	$-	$-	$39,051	$1,769

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)
Securities available for sale:
US government agencies	$75,252	$2,059	$-	$-	$75,252	$2,059
Mortgage-backed securities	70,050	857	121	-	70,171	857
Municipals	31,513	737	719	4	32,232	741
Trust preferred securities	-	-	2,071	1,179	2,071	1,179
Other	976	24	-	-	976	24
Total temporarily impaired securities	$177,791	$3,677	$2,911	$1,183	$180,702	$4,860

Securities held to maturity:
Municipals	$22,507	$1,631	$-	$-	$22,507	$1,631
Corporate bonds	9,440	560	-	-	9,440	560
	$31,947	$2,191	$-	$-	$31,947	$2,191

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At March 31, 2011, there were six investment securities with aggregate fair values of $5.6 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.0 million with a $1.2 million unrealized loss due to changes in the level of market interest rates.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010.  The fair value of this security decreased from the prior quarter and the unrealized loss remained significant.  Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity.  The unrealized losses are reflected in other comprehensive income.

Note 3 – Investment Securities (continued)

The Company determined one marketable equity security was “other-than-temporarily” impaired during the first quarter of 2010 and recognized a $186 thousand write-down on the investment.  The investment had been carried at a basis of $268 thousand and had a fair value of $82 thousand after the write-down.  This investment security was subsequently sold.

The amortized cost and fair values of securities available for sale and held to maturity at March 31, 2011 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	March 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)
Due within one year	$3,211	$3,224	$265	$270
Due after one but through five years	5,392	5,435	944	995
Due after five but through ten years	60,346	58,816	12,794	12,534
Due after ten years	69,902	68,889	29,596	28,211
Mortgage-backed securities	160,416	161,022	5,830	5,856
Trust preferred securities	4,252	3,091	-	-
Common stocks and mutual funds	82	82	-	-
Other	1,000	974	-	-
	$304,601	$301,533	$49,429	$47,866

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $8.8 million at March 31, 2011 and at December 31, 2010.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  Based on current borrowings, the FHLB periodically repurchases excess stock for the Company at par value as the stock is not actively traded and does not have a quoted market price.  On March 29, 2011, the FHLB paid a cash dividend to its members for the fourth quarter of 2010 at an annualized rate of 0.79%.  Management believes that the investment in FHLB stock was not impaired as of March 31, 2011.

Note 4 – Loans

Following is a summary of loans by loan class:

	At December 31,
	2011		2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Residential construction	$128,486	11.9%	$137,644	12.2%
Commercial real estate	443,098	40.9%	455,705	40.3%
Consumer	181,334	16.7%	192,204	17.0%
Commercial and industrial	88,614	8.2%	92,307	8.2%
Home equity lines	103,114	9.5%	104,833	9.3%
Residential lots	58,790	5.4%	62,552	5.5%
Commercial line of credit	59,819	5.5%	64,660	5.7%
Raw land	20,213	1.9%	20,171	1.8%
Subtotal	$1,083,468	100%	$1,130,076	100%
Less: Allowance for loan losses	(27,664)		(29,580)
Net Loans	$1,055,804		$1,100,496

Note 4 – Loans (continued)

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

Commercial real estate loans are underwritten by evaluating and understanding the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan amounts relative to equity sources of capitalization and higher debt service requirements relative to available cash flow.  This heightened degree of financial and operating leverage can expose commercial real estate loans to increased sensitivity to changes in market and economic conditions.  Repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and secondary/tertiary sources of repayment of the property sponsors.  Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Loans secured by owner-occupied properties are generally considered to be less sensitive to real estate market conditions, since the profitability and cash flow of the occupying business are aligned by common ownership.

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

Note 4 – Loans (continued)

Home Equity loans are consumer-purpose revolving or term loans secured by first or second liens on owner-occupied residential real estate.  Such loans are underwritten and approved on the same centralized basis as other consumer loans.  Appropriate risk management and compliance practices are exercised to ensure that loan-to-value, lien perfection, and compliance risks are addressed and managed within the Bank’s established tolerances.  The degree of utilization of revolving commitments within this asset class is reviewed monthly to identify changes in the behavior of this borrowing group.

Commercial lines of credit are underwritten, according to the same standards applied to other commercial and industrial loans, with particular focus on the cash flow impact of the Company’s operating cycle.  Based on the risk profile of each borrower, an appropriate level of monitoring and servicing can be applied, such that higher risk categories involve more frequent monitoring and more involved control over the cash proceeds of asset conversion.  Lower risk profiles may involve less restrictive controls and lighter servicing intensity.

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

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan.  Net unamortized deferred fees less related cost included in the above were $53 thousand at March 31, 2011 and $128 thousand at December 31, 2010.

Loans are placed in a nonaccrual status for all classes of loans when, in management’s opinion, the borrower may be unable to meet payments as they become due or payments are 90 days past due.  Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of six months and has the ability to continue making scheduled payments until the loan is repaid in full.

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Amounts in thousands)
Nonaccrual loans	$53,304	$63,178	$45,249
Restructured loans - nonaccruing	20,437	28,599	4,341
Total nonperforming loans	73,741	91,777	49,590
Foreclosed assets	23,060	17,314	20,285
Total nonperforming assets	$96,801	$109,091	$69,875
Restructured loans in accrual status not included above	$13,488	$12,117	$1,018

Note 4 – Loans (continued)

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at March 31, 2011:

	March 31, 2011		December 31, 2010
	Nonaccrual Loans	Impaired Loans	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$23,027	$30,775	$22,085	$29,340
Commercial and industrial	2,955	4,036	7,324	9,351
Commercial line of credit	2,298	2,471	3,381	3,556
Residential construction	14,040	16,801	26,257	27,175
Home equity lines	1,851	1,883	1,031	1,031
Residential lots	18,281	19,572	19,192	20,515
Raw land	1,592	1,592	1,963	1,963
Consumer	9,697	10,099	10,544	10,963
Total	$73,741	$87,229	$91,777	$103,894

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level.  For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.  Included in the table below, $69.3 million out of the total of $73.7 million of nonperforming loans and  $11.9 million out of the total of $13.5 million of accruing troubled debt restructured loans were individually evaluated which required a reserve of $2.9 million and $163 thousand, respectively, for a total specific ALLL of $3.1 million.

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at March 31, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$21,846	$4,262	$33,694	$1,634	$7,885	$69,321
Accruing troubled debt restructured loans individually evaluated for impairment	7,122	857	3,668	-	272	11,919
Ending balance: total impaired loans individually evaluated for impairment	28,968	5,119	37,362	1,634	8,157	81,240
Ending balance: collectively evaluated for impairment	414,130	143,314	170,127	101,480	173,177	1,002,228
Ending Balance	$443,098	$148,433	$207,489	$103,114	$181,334	$1,083,468

Note 4 – Loans (continued)

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2010:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Ending balance: individually evaluated for impairment	$21,252	$9,592	46,974	432	8,872	$87,122
Ending balance: collectively evaluated for impairment	437,186	147,375	173,393	104,401	180,599	1,042,954
Ending Balance	$458,438	$156,967	$220,367	$104,833	$189,471	$1,130,076

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at March 31, 2011:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
	(Amounts in thousands)
With no related allowance recorded:
Commercial real estate	$28,863	$(4,051)	$24,812	$-	$20,038
Commercial
Commercial and industrial	2,441	(867)	1,574	-	4,060
Commercial line of credit	1,766	(86)	1,680	-	2,177
Residential real estate
Residential construction	18,687	(3,832)	14,855	-	16,292
Residential lots	21,881	(6,072)	15,809	-	11,386
Raw land	3,600	(2,238)	1,362	-	1,479
Home equity lines	531	(195)	336	-	334
Consumer	7,379	(2,080)	5,299	-	4,856
Subtotal	85,148	(19,421)	65,727	-	60,622

With an allowance recorded:
Commercial real estate	4,178	(22)	4,156	471	3,518
Commercial
Commercial and industrial	1,575	(58)	1,517	376	1,857
Commercial line of credit	367	(18)	349	135	626
Residential real estate
Residential construction	1,880	(48)	1,832	566	5,311
Residential lots	3,289	(15)	3,274	854	7,977
Raw land	240	(11)	229	91	232
Home equity lines	1,303	(5)	1,298	287	839
Consumer	2,888	(30)	2,858	284	3,278
Subtotal	15,720	(207)	15,513	3,064	23,638

Summary
Commercial real estate	33,041	(4,073)	28,968	471	23,556
Commercial	6,149	(1,029)	5,120	511	8,720
Residential real estate	49,577	(12,216)	37,361	1,511	42,677
Home equity lines	1,834	(200)	1,634	287	1,173
Consumer	10,267	(2,110)	8,157	284	8,134
Grand Totals	$100,868	$(19,628)	$81,240	$3,064	$84,260

Note 4 – Loans (continued)

The recorded investment in loans that were considered and collectively evaluated for impairment at March 31, 2011 and 2010 totaled $1.00 billion and $1.16 billion, respectively.  The recorded investment in loans that were considered individually impaired at March 31, 2011 and 2010 totaled $81.2 million and $51.4 million, respectively.  At March 31, 2011 and 2010, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $15.5 million and $51.4 million, respectively, with a corresponding valuation allowance of $3.1 million and $18.3 million.  No valuation allowance for the other impaired loans was considered necessary.  No loans with deteriorated credit quality have been acquired by the Company to date.

The average recorded investment in impaired loans at March 31, 2011 and December 31, 2010, was approximately $84.3 million and $88.2 million, respectively.  During the quarter ended March 31, 2011, the Company restored loans in the amount of $11.2 million to accrual status, the impact of which was to recognize $247 thousand in interest income.  Other than this restoration, the amount of interest income recognized on impaired loans during the portion of the year they were considered impaired at March 31, 2011 and December 31, 2010 was none and $59 thousand, respectively.  The interest income foregone for loans in a non-accrual status at March 31, 2011 and 2010 was $1.2 million and $545 thousand, respectively.

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2010:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
	(Amounts in thousands)
With no related allowance recorded:
Commercial real estate	23,114	(5,761)	17,353	-	12,065
Commercial
Commercial and industrial	7,398	(1,923)	5,475	-	5,593
Commercial line of credit	2,530	(105)	2,425	-	1,620
Residential real estate
Residential construction	23,230	(4,554)	18,676	-	14,254
Residential lots	15,449	(6,511)	8,938	-	8,621
Raw land	3,989	(2,277)	1,712	-	1,450
Home equity lines	457	(123)	334	-	208
Consumer	5,904	(1,524)	4,380	-	2,992
Subtotal	82,071	(22,778)	59,293	-	46,803

With an allowance recorded:
Commercial real estate	3,958	(60)	3,898	775	9,041
Commercial
Commercial and industrial	990	(106)	884	510	1,583
Commercial line of credit	834	(26)	808	583	2,084
Residential real estate
Residential construction	7,114	(114)	7,000	860	15,352
Residential lots	10,484	(86)	10,398	841	11,251
Raw land	251	(1)	250	53	251
Home equity lines	100	(1)	99	91	83
Consumer	4,516	(24)	4,492	1,417	1,755
Subtotal	28,247	(418)	27,829	5,130	41,400

Summary
Commercial real estate	27,072	(5,821)	21,251	775	21,106
Commercial	11,752	(2,160)	9,592	1,093	10,880
Residential real estate	60,517	(13,543)	46,974	1,754	51,179
Home equity lines	557	(124)	433	91	291
Consumer	10,420	(1,548)	8,872	1,417	4,747
Grand Totals	110,318	(23,196)	87,122	5,130	88,203

Note 4 – Loans (continued)

The following is an age analysis of past due financing receivables by class at March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)

Commercial real estate	$277	$989	$23,027	$24,293	$418,805	$443,098	$-
Commercial and industrial	26	-	2,955	2,981	85,633	88,614	-
Commercial line of credit	4	20	2,298	2,322	57,497	59,819	-
Residential construction	-	-	14,040	14,040	114,446	128,486	-
Home equity lines	162	-	1,851	2,013	101,101	103,114	-
Residential lots	19	-	18,281	18,394	40,396	58,790	94
Raw land	-	-	1,592	1,592	18,621	20,213	-
Consumer	1,852	3	9,697	11,552	169,782	181,334	-
Total	$2,340	$1,012	$73,741	$77,187	$1,006,281	$1,083,468	$94
Percentage of total loans	0.22%	0.09%	6.81%	7.12%	92.88%

The following is an age analysis of past due financing receivables by class at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)

Commercial real estate	$43	$114	$22,085	$22,242	$433,463	$455,705	$-
Commercial and industrial	53	2	7,324	7,379	84,928	92,307	-
Commercial line of credit	103	19	3,381	3,503	61,157	64,660	-
Residential construction	92	721	26,257	27,070	110,574	137,644	-
Home equity lines	415	222	1,031	1,668	103,165	104,833	-
Residential lots	34	-	19,192	19,226	43,326	62,552	-
Raw land	24	-	1,963	1,987	18,184	20,171	-
Consumer	3,165	468	10,544	14,177	178,027	192,204	-
Total	$3,929	$1,546	$91,777	$97,252	$1,032,824	$1,130,076	$-
Percentage of total loans	0.35%	0.14%	8.12%	8.61%	91.39%

Note 5 – Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
Balance at beginning of period	$29,580	$29,638
Provision for loan losses	4,100	10,000
Charge-offs	(7,086)	(4,017)
Recoveries	1,070	386
Net charge-offs	(6,016)	(3,631)
Balance at end of period	$27,664	$36,007

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended March 31, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	921	128	1,441	804	806	4,100
Charge-offs	(1,897)	(765)	(2,203)	(541)	(1,680)	(7,086)
Recoveries	535	76	325	3	131	1,070
Ending balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664
For nonperforming loans requiring specific ALLL	$350	$510	$1,511	$287	$243	$2,901
For accruing troubled debt restructured loans requiring specific ALLL	121	1	-	-	41	163
Ending balance: requiring specific ALLL	$471	$511	$1,511	$287	$284	$3,064
Ending balance: general ALLL	$5,791	$3,082	$11,586	$1,472	$2,669	$24,600

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended December 31, 2010.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:
Beginning balance	$9,356	$3,079	$13,272	$1,187	$2,744	$29,638
Provision	5,237	5,520	22,597	1,933	3,713	39,000
Charge-offs	(8,200)	(5,610)	(23,944)	(1,799)	(2,935)	(42,488)
Recoveries	310	1,165	1,609	172	174	3,430
Ending balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Ending balance: requiring specific ALLL	$775	$1,093	$1,755	$91	$1,416	$5,130
Ending balance: general ALLL	$5,928	$3,061	$11,779	$1,402	$2,280	$24,450

Note 5 – Allowance for Loan Losses (continued)

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

Note 5 – Allowance for Loan Losses (continued)

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

The Company’s allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses.  We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off.  In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations.  Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral.  In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers.  Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.  The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process.  The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

Note 5 – Allowance for Loan Losses (continued)

In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance.  Prior to third quarter 2010, our methodology for calculating this general valuation allowance applied loss factors based on the credit risk grading of loans segmented into four major loan types: residential construction and development, commercial real estate, consumer and other loans.  These loss factors were based on an appropriate loss history for each major loan type adjusted by credit grade migration factors.  In addition, we utilize other risk factors related to economic and portfolio trends that are pertinent to the underlying risks in each major loan type in estimating the general valuation allowance.  This methodology places a greater emphasis on the credit risk grading of the loan portfolio and allows us to focus on the relative risk and the pertinent factors for the major loan segments of the Company.  During the third quarter of 2010, we further enhanced our methodology for the calculation of the general valuation allowance by expanding the number of loan segments from the four previously mentioned to eight segments, focusing on segments which have experienced greater recent historical loss experience such as residential lot loans and construction and land development.  Furthermore, we also more heavily weight the most recent twelve months historical loss experience in our calculation of the general valuation component of our ALLL.  The impact of this change in the weighting of the historical loss experience increased the third quarter provision for loan losses and the resulting allowance balance at September 30, 2010 by approximately $5.0 million.

As discussed herein, management has undertaken various initiatives in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review; and
•	Enhancing our internal and external loan review protocol.

Note 5 – Allowance for Loan Losses (continued)

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at March 31, 2011:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$285,467	$309,215	$59,299	$64,362	$46,593	$54,276
Special Mention	65,409	54,923	13,306	13,295	6,585	4,000
Substandard	90,008	89,355	14,919	13,656	4,849	4,592
Doubtful	2,214	2,212	1,090	994	1,792	1,792
Total	$443,098	$455,705	$88,614	$92,307	$59,819	$64,660

	Residential Construction		Home Equity Lines		Consumer
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$65,273	$62,529	$95,404	$96,904	$154,194	$154,628
Special Mention	26,800	35,543	2,819	3,024	7,709	17,489
Substandard	36,413	39,572	4,891	4,905	19,431	20,087
Total	$128,486	$137,644	$103,114	$104,833	$181,334	$192,204

	Residential Lots		Raw Land
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$13,998	$16,125	$13,426	$13,138
Special Mention	12,501	10,503	$429	209
Substandard	32,291	35,924	6,358	6,824
Total	$58,790	$62,552	$20,213	$20,171

Note 6 – Borrowings

The following is a summary of our borrowings at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$16,250	$16,250
Repurchase agreements	4,209	4,808
Other borrowed funds	1,506	1,040
	$21,965	$22,098

Long-term borrowings
FHLB advances	$76,766	$56,809
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$202,643	$182,686

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
SBIC income and management fees	$122	$176
Increase in cash surrender value of life insurance	266	265
Loss and net cash settlement on economic hedges	(605)	(31)
Other	237	225
	$20	$635

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
Postage, printing and office supplies	$171	$203
Telephone and communication	248	218
Advertising and promotion	231	131
Data processing and other outsourced services	171	226
Professional services	833	657
Buyer incentive plan	-	173
Gain on sales of foreclosed assets	(280)	(100)
Other	1,567	1,559
	$2,941	$3,067

Note 8 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million to the United States Treasury in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this preferred stock.

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

Note 9 – Common Stock Repurchase Programs

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the first quarter in 2011, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

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

The Company currently has ten derivative instrument contracts consisting of two interest rate caps, six interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying certificates of deposit with an original notional value/amount of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

Note 10 – Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	March 31, 2011		December 31, 2010
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$91	$75,000	$392	$75,000
Currency Exchange contracts	(680)	10,000	(679)	10,000

Cash flow hedges
Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(405)	10,000	(468)	10,000
Interest rate cap contracts	112	12,500	113	12,500
	$(882)	$107,500	$(642)	$107,500

See Note 11 for additional information on fair values of net derivatives.

The following table further breaks down the derivative positions of the Company:

	For the Three Months Ended March 31, 2011
	Asset Derivatives		Liability Derivatives
	2011		2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$112
Interest rate swap contracts	Other Assets	91
Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	1,085
Total derivatives		$203		$1,085
Net Derivative Asset (Liability)				$(882)

	For the Year Ended December 31, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$113
Interest rate swap contracts	Other Assets	392	Other Liabilities	$468
Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	679
Total derivatives		$505		$1,147
Net Derivative Asset (Liability)				$(642)

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended March 31, 2011
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(1)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$(12)		$(74)

For the Three Months Ended March 31, 2010
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(319)	Interest Expense	$(75)

In prior years, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship.  During the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement.  As previously announced, the payment of interest on the trust preferred securities has been suspended which resulted in the swap changing its status from effective to ineffective.  The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges.

For the Three Months Ended March 31, 2011
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(605)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$528

For the Three Months Ended March 31, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(31)

Interest Rate Contracts - Fair value hedging relationships	Interest Income/(Expense)	$579

Note 10 – Derivatives (continued)

The maturity date for the interest rate cap contract is February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013.  The interest rate swaps on certificates of deposit have maturity dates of July 28, 2024, July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040.  The interest rate swaps on certificates of deposit have original call dates of July 28, 2011, July 28, 2011, May 27, 2011, September 30, 2011, October 12, 2014 and November 28, 2014 and quarterly thereafter.  No new derivative contracts were entered into during the first quarter of 2011.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $11.1 million and $9.7 million at March 31, 2011 and December 31, 2010, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at March 31, 2011.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$28,096	$28,096	$16,584	$16,584
Federal funds sold and other interest-bearing deposits	34,615	34,615	49,587	49,587
Investment securities available for sale	301,533	301,533	310,653	310,653
Investment securities held to maturity	49,429	47,866	42,220	40,181

Loans	1,055,804	1,057,974	1,100,496	1,119,189
Market risk/liquidity adjustment	-	(48,086)	-	(50,272)
Net loans	1,055,804	1,009,888	1,100,496	1,068,917

Investment in life insurance	30,097	30,097	29,831	29,831
Accrued interest receivable	6,756	6,756	6,782	6,782

Financial liabilities:
Deposits	1,279,210	1,267,943	1,348,419	1,349,501
Short-term borrowings	21,965	21,965	22,098	22,098
Long-term borrowings	202,643	185,281	182,686	168,278
Accrued interest payable	2,977	2,977	2,779	2,779

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	1,287	1,287	642	642

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets.  At March 31, 2011 and December 31, 2010, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$81,883	$-	$81,883	$-
Mortgage-backed securities	161,022	-	161,022	-
Municipals	54,481	-	54,481	-
Trust preferred securities	3,091	-	3,091	-
Common stocks and mutual funds	82	-	-	82
Other	974	-	974	-
Net Derivatives	(1,287)	-	(202)	(1,085)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$98,240	$-	$98,240	$-
Mortgage-backed securities	149,776	-	149,776	-
Municipals	55,564	-	55,564	-
Trust preferred securities	3,094	-	3,094	-
Common stocks and mutual funds	3,003	-	-	3,003
Other	976	-	976	-
Net Derivatives	(642)	-	37	(679)

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents reconciliation for the period of January 1, 2011 to March 31, 2011, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Amounts in thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2010	$3,003	$(679)
Total realized and unrealized gains or losses:
Included in earnings	-	(384)
Included in other comprehensive income	(2,921)	(22)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$82	$(1,085)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being US government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.  No securities were transferred between level 1 and level 2 during the three months ended March 31, 2011.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$36,149	$-	$-	$36,149

Foreclosed assets	23,060	-	-	23,060

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$22,699	$-	$-	$22,699

Foreclosed assets	17,314	-	-	17,314

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired, if required, based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan.  At March 31, 2011, loans with a book value of $81.2 million were evaluated for impairment.  Of this total, $15.5 million required a specific allowance totaling $3.1 million for a net fair value of $12.4 million.  The methods used to determine the fair value of these loans were considered level 3.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 7%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 13%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.  However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the first quarter of 2011, the Company completed a number of measures to strengthen its credit risk management, including enhancements to credit underwriting and credit approval, more comprehensive procedures to identify and evaluate troubled debt restructurings and a strengthening of the staffing and Board oversight for the Bank’s internal loan review function.  As a part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 12, 2011	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 12, 2011	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)