Form 10-Q
period 2011-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2011-08-10
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 29, 2011 (the most recent practicable date), the registrant had outstanding 16,830,125 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	June 30, 2011 and December 31, 2010	21

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2011 and 2010	22

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months and Six Months Ended June 30, 2011 and 2010	23

	Consolidated Statement of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2011	24

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010	25

	Notes to Consolidated Financial Statements	26

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4 -	Controls and Procedures	55

Part II.	Other Information

Item 1A -	Risk Factors	56

Item 6 -	Exhibits	56

Signatures		57

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA
	At or for the Quarter Ended						% Change June 30, 2011 from
	June 30,		December 31,		June 30,		December 31,	June 30,
	2011		2010		2010		2010	2010
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$18,148		$19,164		$20,439		(5)%	(11)%
Interest expense	5,578		6,759		7,007		(17)	(20)
Net interest income	12,570		12,405		13,432		1	(6)
Provision for loan losses	3,700		6,500		5,500		(43)	(33)
Net interest income after provision for loan losses	8,870		5,905		7,932		50	12
Non-interest income	3,534		4,200		4,392		(16)	(20)
Non-interest expense	11,255		12,608		12,333		(11)	(9)
Income (loss) before income taxes	1,149		(2,503)		(9)		NM	NM
Income tax expense (benefit)	-		8,318		(270)		NM	NM
Net income (loss)	$1,149		$(10,821)		$261		NM	NM
Effective dividend on preferred stock	638		633		632
Net income (loss) available to common shareholders	$511		$(11,454)		$(371)
Net Income (Loss) Per Common Share:
Basic	$0.03		$(0.68)		$(0.02)
Diluted	0.03		(0.68)		(0.02)

Selected Performance Ratios:
Return on average assets	0.29%		-2.55%		0.06%
Return on average equity	5.00%		-39.43%		0.90%
Net interest margin (1)	3.43%		3.14%		3.46%
Efficiency ratio (2)	69.89%		75.93%		69.19%

Asset Quality Ratios:
Nonperforming loans to period-end loans	6.42%		8.08%		4.63%
Nonperforming assets to total assets (3)	5.75%		6.60%		4.47%
Net loan charge-offs to average loans outstanding (annualized)	1.46%		4.10%		3.95%
Allowance for loan losses to period-end loans	2.65%		2.60%		2.46%
Allowance for loan losses to nonperforming loans	0.41	X	0.28	X	0.53	X

Capital Ratios:
Total risk-based capital	13.41%		11.75%		12.85%
Tier 1 risk-based capital	10.90%		9.35%		10.96%
Leverage ratio	7.97%		7.42%		8.95%
Equity to assets ratio	6.07%		5.58%		7.05%

Balance Sheet Data (End of Period):
Total assets	1,561,986		1,653,398		1,660,115		(6)	(6)
Loans	1,038,349		1,130,076		1,198,565		(8)	(13)
Deposits	1,247,888		1,348,419		1,292,847		(7)	(3)
Short-term borrowings	7,353		22,098		59,533		(67)	(88)
Long-term borrowings	202,601		182,686		182,770		11	11
Stockholders’ equity	94,740		92,341		116,984		3	(19)

Other Data:
Weighted average shares
Basic	16,835,724		16,812,380		16,814,378
Diluted	16,906,810		16,812,380		16,814,378
Period end outstanding shares	16,831,375		16,812,625		16,812,625

Number of banking offices	22		22		22
Number of full-time equivalent employees	289		301		303

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

On June 23, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond under which the Company agreed to, among other things:

•	Not, directly or indirectly, do the following without the prior approval of the Federal Reserve:
—	Declare or pay dividends on its, common or preferred stock;
—	Make any distributions of interest or principal on trust preferred securities;
—	Incur, increase or guarantee any debt; and
—	Purchase or redeem any shares of its stock.
•	Formulate and implement a written plan to maintain sufficient capital at the Company on a consolidated basis.

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors in the first quarter of 2011 that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.  The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.  As of June 30, 2011, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $1.3 million and $1.5 million, respectively.

Management’s Plans and Compliance Efforts

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•
As of June 30, 2011, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (35%) exceeding its scheduled reduction at its first measurement point (15% reduction by August 25, 2011) and met its scheduled reduction of 35% at its second measurement point (by the one year anniversary of the Consent Order, February 25, 2012).

•	The Bank approved and submitted a revised budget, its 2011 – 2013 Strategic Plan and the latest version of the Bank’s Credit Policy, incorporating revisions in response to Consent Order provisions.
•	The Bank continued its efforts to strengthen its credit risk management including increased staffing of its Special Assets Group to resolve problem credits.

The Company has undertaken the following actions to comply with the Written Agreement:

•
In June 2011, the Company submitted its Capital Plan to maintain sufficient capital on a consolidated basis.  As of June 30, 2011, the Company maintained regulatory capital ratios in excess of the submitted Capital Plan’s minimum level.

•
During the first quarter of 2011, the Company suspended its regularly scheduled quarterly payments of interest on both issues of trust preferred securities and cash dividends on its preferred stock issued to the US Treasury.

The process of responding to the provisions of the Consent Order is well underway.  To date, the Company’s compliance efforts have been satisfactory and within the scheduled time frames.  Compliance efforts remain ongoing.

Summary of Second Quarter

Total assets decreased $41.9 million, or 2.6%, during the second quarter as loans declined for the eleventh consecutive quarter.  Loans outstanding decreased $45.1 million, or 4.2%, due to customer deleveraging, loan remediation activities and weak loan demand resulting from the prolonged economic downturn.  The allowance for loan losses remained virtually unchanged during the quarter decreasing $153 thousand, or 1.0%, during the quarter as specific allowance requirements decreased by $748 thousand to $2.3 million on a linked quarter basis as the volume of impaired loans requiring a specific allowance has decreased from $15.5 million at the prior quarter end to $14.8 million at June 30, 2011.  Foreclosed assets decreased $38 thousand as $3.7 million in sales of properties and $303 thousand in writedowns offset the new foreclosed asset additions during the quarter.  The investment securities portfolio remained stable increasing $6.5 million, or 1.8%.  Total deposits were $1.25 billion at June 30, 2011, a decrease of $31.3 million, or 2.5%, from March 31, 2011.  The decrease in deposits was concentrated in money market, NOW and savings accounts which decreased $32.4 million.  This decrease in interest bearing deposits reflects a convergence of factors, the largest of which was the $13.2 million in outflows of brokered deposits.  Other factors include the minor influence of overly price sensitive rate shoppers to management’s downward repricing of deposits and continued increases in deposit relationships through our business development efforts, including the small business banking initiative.  Demand deposits increased $1.1 million, or 0.8%, which contributed to the improved net interest margin.  We expect wholesale funding to decrease as the Company seeks to grow its core deposits and $46.1 million in brokered deposits are expected to mature or be called by year-end 2011.  Borrowings decreased $14.7 million, or 6.5%, from the prior quarter due primarily to the repayment of one FHLB loan.

Net interest income decreased $261 thousand, or 2.0%, for the second quarter compared to the first quarter 2011.  The interest rate environment remained stable in the second quarter as the Federal Reserve maintained the federal funds target rate consistent with the first quarter and changes in LIBOR rates were relatively minor.  Total interest income decreased by $551 thousand, or 3.0%, while the cost of funds decreased $290 thousand, or 4.9%, compared to the previous quarter.  The sequential decrease in interest income was attributable to a $52.2 million decrease in average loan balances while interest income on investments was stable.  The following factors minimized the sequential reduction in interest income: 1) effective discipline in pricing of loans including the continued incorporation of interest rate floors on floating rate loans upon renewal; and 2) lesser impact of nonaccrual with the total $6.9 million decrease in nonaccrual balances, primarily relating to the reinstatement to accrual status of $7.1 million of loans previously on non-accrual.  Interest expense declined primarily due to reduced cost of deposits as interest bearing deposit balances dropped significantly and continued downward repricing of deposits.  The net interest margin improved one basis point to 3.43% compared to 3.42% for the linked quarter and decreased three basis points when compared to 3.46% for the second quarter of 2010.

The Company’s provision for loan losses of $3.7 million decreased from $4.1 million for the first quarter 2011 and from $5.5 million for the second quarter of 2010.  The decreased level of provision was a result of decreased net charge-offs of $3.9 million compared to $6.0 million in the first quarter and reduced specific allowance requirement.  The specific valuation allowance decreased by $748 thousand on a linked quarter basis as fewer newly identified nonperforming loans required a specific loan loss allowance allocation during the second quarter.  Annualized net charge-offs decreased to 1.46% of average loans in second quarter 2011 from 2.19% of average loans for first quarter 2011 and decreased from 3.95% of average loans for the second quarter 2010.  Nonperforming loans decreased to $66.8 million, or 6.42% of loans, at June 30, 2011 from $73.7 million, or 6.80% of loans, at March 31, 2011.  Nonperforming assets declined to $89.8 million, or 5.75% of total assets, at June 30, 2011 from $96.8 million, or 6.04% of total assets, at March 31, 2011 primarily due to the return of $7.1 million in loans to accrual status.  The allowance for loan losses of $27.5 million at June 30, 2011 represented 2.65% of total loans and 41% coverage of nonperforming loans at current quarter-end compared with 2.55% of total loans and 38% coverage of nonperforming loans at March 31, 2011.  We believe the allowance is adequate for losses inherent in the loan portfolio at June 30, 2011.

Non-interest income of $3.5 million increased $631 thousand, or 21.7%, compared to $2.9 million for the prior quarter and decreased $858 thousand, or 20%, compared to $4.4 million for the second quarter of 2010.  All major components of non-interest income increased during the quarter except gains on sale of investment securities which decreased $420 thousand.  Non-interest income included increases of $786 thousand in derivative activity, $132 thousand in wealth management and $93 thousand in service charge income.  The decrease of $858 thousand in non-interest income compared to the same quarter in 2010 was primarily due to decreased gains on sale of investment securities of $494 thousand, reduced earnings from Small Business Investment Corporation (SBIC) of $200 thousand and a decrease in wealth management fees of $189 thousand.  These comparative quarter decreases were partially offset by a $219 thousand increase in the fair value of derivatives.

Non-interest expense of $11.3 million in the second quarter of 2011 decreased $228 thousand, or 2.0%, from the prior quarter and decreased by $1.1 million, or 8.7%, compared with the year ago period.  Linked quarter cost reductions were achieved in several non-interest expense categories with the largest reductions attributable to a $243 thousand decrease in foreclosed real estate related cost, $201 thousand reduction in FDIC insurance premiums and $178 thousand decrease in salaries and benefits.  Earnings also benefited from a $210 thousand gain on sale of foreclosed assets although the gain was less than the $280 thousand gain recognized in the prior quarter.  Expense reductions were offset by a $147 thousand increase in advertising and a $128 thousand increase in legal and professional fees.  Non-interest expense decreased $1.1 million compared to the same quarter in 2010 primarily from reduced salary and employee benefits and reduced foreclosed asset related expense.

Financial Condition at June 30, 2011 and December 31, 2010

During the six month period ending June 30, 2011, total assets declined $91.4 million, or 5.5%, to $1.56 billion.  The Company continued to emphasize improving the funding mix during a time of asset shrinkage due to slow loan demand.  A decrease of $91.7 million in loans was offset by a decrease of $100.5 million in deposits while borrowings increased $5.2 million to continue the Company’s balance sheet shrinkage.  Demand deposits increased $17.4 million during the six month period while money market, NOW and savings accounts decreased $92.5 million.  Time deposits decreased $25.4 million as brokered deposits (including CDARS deposits) decreased $39.9 million, while customer time deposits increased $14.5 million.  The investment portfolio remained relatively unchanged from the December 31, 2010 level, increasing $4.6 million, or 1.3%, during the six month period.  The mix of investments changed with an increase of $54.6 million in mortgage-backed securities and decreases of $37.3 million in US Government Agencies, $8.8 million in municipals and $3.9 million in other securities.

Total loans decreased $91.7 million, or 8.1%, during the six month period with decreases in the following major categories:  $33.7 million, or 7.40%, in commercial real estate loans, $17.0 million, or 12.36%, in residential construction loans, $10.2 million, or 5.28%, in consumer loans, $11.3 million or 18.04%, in residential lots and $19.5 million in other loans.  The decrease in loans outstanding during the period can be attributed to loan remediation activities and continued slowdown in loan demand during these difficult economic times.  For the second quarter 2011, the allowance remained virtually unchanged decreasing $153 thousand with a provision of $3.7 million and net charge-offs of $3.8 million.  Net charge-offs improved from the first quarter total of $6.0 million while the provision decreased due to factors discussed in the Asset Quality section below.  The allowance for loan losses decreased $2.1 million compared to June 30, 2010 due to a significantly lower level of loans, a lower level of specific allowances required and higher level of general allowances required by a change in the calculation of our historical loss experience which was initiated in third quarter of 2010.

At June 30, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.97%, 10.90% and 13.41%, respectively.  As of June 30, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.48%, 11.60% and 12.87%, respectively.  Our capital position remains in excess of our required regulatory capital ratios, including the capital requirements pursuant to the Consent Order.  See Note 2 to the financial statements for an update on compliance with the Consent Order.  Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years.  Such matters could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.  While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis.  Based on our evaluations and requirements, the Company may seek other sources of capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  At June 30, 2011, our stockholders’ equity totaled $94.7 million, an increase of $2.4 million compared to December 31, 2010.  The increase is primarily the result of $1.3 million in net income and $1.1 million in unrealized gains on securities available for sale.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Net Income (Loss). Our net income from operations of $1.1 million and $511 thousand after accounting for  preferred dividends of $638 thousand for the three months ended June 30, 2011 improved $882 thousand from the same three month period in 2010.  Net income per share available to common shareholders was $0.03 per share, both basic and diluted, for the three months ended June 30, 2011 as compared with a $0.02 loss per share, both basic and diluted, for the same period in 2010.  Net interest income for the second quarter of 2011 was $12.6 million, down $862 thousand, or 6.4%, compared with the second quarter 2010, primarily due to an $85.3 million decrease in the average balance of interest earning assets.  The net interest margin of 3.43% declined three basis points from the year ago period.  The shift in the mix of earning assets from loans to lower yielding investments and overnight funds and the impact of the increase in nonaccrual loans had the main influences on the decrease in net interest income which was partially offset by the impact of the continued downward repricing of deposits.  The primary factor for returning to profitable operating income in the second quarter was the reduced level of asset quality costs, including a provision for loan losses of $3.7 million compared to $5.5 million for the second quarter of 2010.  Non-interest income was $3.5 million during the second quarter of 2011, which represents a decrease of 19.5% from non-interest income of $4.4 million reported in the comparable period in 2010.  Non-interest expense declined $1.1 million year-over-year with reduction in foreclosed asset related expenses, FDIC insurance and personnel expense continuing to be significant factors.

Net Interest Income. During the three months ended June 30, 2011, our net interest income was $12.6 million, a decrease of $862 thousand, or 6.4%, over the second quarter 2010.  Interest income decreased $2.3 million from reduced interest earning assets.  This reduction in our interest income exceeded the $1.4 million decrease in interest expense from reduced interest bearing deposit volume, repricing of deposits and the reduction in borrowing costs.

The average yield on interest-earning assets in the second quarter of 2011 decreased 32 basis points to 4.95% compared to the second quarter 2010 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Over the past year and particularly during the past six months, management repriced all of our deposits downward to continue to lower our funding cost while remaining competitive.  Our cost of average interest bearing liabilities for the second quarter of 2011 decreased 29 basis points to 1.66% compared to the second quarter of 2010.  For the second quarter 2011, our net interest margin of 3.43% decreased three basis points from 3.46% for the second quarter of 2010.  While the prime rate and federal funds rate have been constant throughout the second quarter of 2011, market interest rates such as LIBOR have drifted lower in the second quarter of 2011.  This has strengthened the Company’s net interest margin through the improvement in our cost of funds by continued downward repricing of deposits while holding firm on our loan pricing discipline, particularly with our interest rate floors on most of our variable rate loans, so we are adequately compensated for the risk of each loan.

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,059,527	$15,003	5.68%	$1,209,033	$17,292	5.74%
Investment securities available for sale	304,750	2,490	3.28%	326,522	3,054	3.75%
Investment securities held to maturity	52,937	618	4.68%	7,504	89	4.76%
Federal funds sold and overnight deposits	53,581	37	0.28%	13,081	4	0.12%

Total interest earning assets	1,470,795	18,148	4.95%	1,556,140	20,439	5.27%
Other assets	111,660			131,044
Total assets	$1,582,455			$1,687,184

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$497,711	$731	0.59%	$618,318	$1,404	0.91%
Time deposits greater than $100K	237,658	583	0.98%	198,020	485	0.98%
Other time deposits	394,895	1,978	2.01%	360,532	2,639	2.94%
Short-term borrowings	7,037	35	1.99%	74,786	299	1.60%
Long-term borrowings	210,592	2,251	4.29%	190,999	2,180	4.58%

Total interest bearing liabilities	1,347,893	5,578	1.66%	1,442,655	7,007	1.95%

Demand deposits	132,559			118,206
Other liabilities	9,794			9,652
Stockholders' equity	92,209			116,671

Total liabilities and stockholders' equity	$1,582,455			$1,687,184

Net interest income and net interest spread		$12,570	3.29%		$13,432	3.32%
Net interest margin			3.43%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.12%			107.87%

Provision for Loan Losses. The Company recorded a $3.7 million provision for loan losses for the quarter ended June 30, 2011, representing a decrease of $1.8 million from the $5.5 million provision for the second quarter of 2010.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality” below.  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.46% for the quarter ended June 30, 2011, compared with 3.95% for the quarter ended June 30, 2010.

Non-Interest Income.  For the three months ended June 30, 2011, non-interest income decreased $858 thousand, or 19.5%, to $3.5 million from $4.4 million for the same period in 2010 primarily as a result of decreased gains on the sales of investment securities of $494 thousand, reduced income from Small Business Investment Company (SBIC) of $200 thousand as gains from investment harvest recorded in 2010 did not recur in 2011.  As previously announced, the payment of interest on the trust preferred securities has been suspended during the first quarter of 2011 which resulted in the related interest rate swap changing its status from effective to ineffective resulting in a mark to market loss of $384 thousand in the first quarter of 2011.  The effect of this change was partially reversed in the second quarter with a mark to market gain of $42 thousand included in the $219 thousand increase in the fair value of derivatives.  The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.  Insufficient fund, or NSF, charges continued their trend decreasing $152 thousand based on a reduction in transaction volumes as other service charges, primarily debit card charges, increased $14 thousand.  Mortgage banking income and wealth management fees decreased $67 thousand and $189 thousand, respectively, on reduced customer transactions.

Non-Interest Expense. For the three months ended June 30, 2011, non-interest expenses decreased $1.1 million or 8.7%, over the same period in 2010 primarily due to reduced personnel costs, reduced expenses on foreclosed properties and reduced buyer incentive program expenses while FDIC deposit insurance premiums and professional fees have increased.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $753 thousand, or 14.2%, in salary and employee benefit expense through a company-wide salary freeze and eliminating the employer 401(k) matching contribution effective January 1, 2011.  The Company started a new program during 2008 to help builders sell their bank-financed inventory of houses that had been on the market for 12 months or more.  The cost for this program was up to $10 thousand per property to incent home buyers to purchase these homes.  During June 2010, the final house under this program was sold.  There was no buyer incentive expense for the Company in the second quarter of 2011 compared to $230 thousand for the same quarter last year.  Expenses related to foreclosed property began to moderate but continued to be significant with foreclosed asset write-downs decreasing to $303 thousand during the second quarter of 2011 compared to $591 thousand in the second quarter of 2010.  The Company’s FDIC deposit insurance premiums increased $378 thousand as a result of the previously announced Consent Order and will remain at the higher rates until the Consent Order is no longer in effect.  Professional fees increased $110 thousand and legal fees incurred primarily to assist in the resolution of problem credits increased $64 thousand compared to the comparative quarter in the prior year.  Occupancy and equipment expense decreased $35 thousand compared to the second quarter of 2010 due to decreased depreciation of equipment and software and other equipment expenses.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the quarter ending June 30, 2011 compared to income tax benefit of $270 thousand for second quarter 2010.  The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward.  No net income tax expense is expected until future earnings exceed the NOL carry forward.  The $14.0 million deferred tax asset valuation allowance recorded as of December 31, 2010 remained at the same level at the end of the second quarter of 2011.  The $270 thousand income tax benefit for second quarter 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $4.0 million increase in the valuation allowance related to our ability to realize net deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net Income (Loss).  Our net income after preferred dividends for the six months ended June 30, 2011 was $23 thousand, compared to a $5.6 million net loss for the six months ended June 30, 2010.  Net interest income decreased $1.3 million, or 4.8%, compared to the 2010 six month period as net interest margin declined two basis points due to decreased yields on loans and the shift in mix of earning assets from loans to lower yielding securities and overnight funds while continuing  the downward repricing of deposits and borrowings.  The provision for loan loss continued to be the most significant factor in improved profitability, decreasing $7.7 million, or 49.7%, compared to the prior year period.  Non-interest income decreased $1.9 million, or 22.9%, compared to the prior six month period with significant differences between the two periods discussed below.  Non-interest expense decreased $1.4 million, or 6.0%, year-over-year.  The largest increase in non-interest expense for the six month period was $964 thousand for FDIC deposit insurance premiums while the largest decrease was in salaries and benefits which decreased significantly through a reduction in staff and cost savings programs discussed below.

Net Interest Income.  During the six months ended June 30, 2011, our net interest income totaled $25.4 million, a year-over-year decrease of $1.3 million, or 4.8%.  The primary reasons for this decrease were the $69.1 million reduction in the average balance of earning assets and the shift in the mix of earning assets from loans to lower yielding investment securities and overnight funds.  The impact of these two factors was partially mitigated through the downward repricing of deposits and borrowings as well as an improved funding mix as previously mentioned.  Our average yield on interest-earning assets decreased 37 basis points to 4.97% for the first half of 2011 compared to the same period in 2010.  Declining rates have also impacted our funding costs for the first six months of 2011, as funding costs decreased 37 basis points to 1.68% from 2.05% for the comparable period a year ago.  Average interest bearing liabilities decreased $73.3 million, or 5.1%, to $1.38 billion from $1.45 billion for the six month period ended June 2010.  Average demand deposits increased $11.0 million, or 9.5%, year-over-year.  For the six months ended June 30, 2011, our net interest spread remained unchanged compared to the prior year at 3.29% while our net interest margin was 3.42% compared to 3.44%.

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

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,085,468	$30,516	5.67%	$1,215,776	$34,960	5.80%
Investment securities available for sale	308,607	5,053	3.30%	318,381	6,246	3.96%
Investment securities held to maturity	49,337	1,167	4.77%	9,071	211	4.69%
Federal funds sold and over night deposits	52,180	111	0.43%	21,418	8	0.08%

Total interest earning assets	1,495,592	36,847	4.97%	1,564,646	41,425	5.34%
Other assets	110,988			130,994
Total assets	$1,606,580			$1,695,640

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$519,414	$1,611	0.63%	$606,302	$3,188	1.06%
Time deposits greater than $100K	223,313	1,156	1.04%	187,771	1,107	1.19%
Other time deposits	414,487	4,148	2.02%	385,576	5,396	2.82%
Short-term borrowings	15,013	113	1.52%	76,435	687	1.81%
Long-term borrowings	205,542	4,418	4.33%	195,015	4,368	4.52%

Total interest bearing liabilities	1,377,769	11,446	1.68%	1,451,099	14,746	2.05%

Demand deposits	127,155			116,110
Other liabilities	9,572			9,138
Stockholders' equity	92,084			119,293

Total liabilities and stockholders' equity	$1,606,580			$1,695,640

Net interest income and net interest spread		$25,401	3.29%		$26,679	3.29%
Net interest margin			3.42%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.55%			107.82%

Provision for Loan Losses. The Company recorded a $7.8 million provision for loan losses for the six months ended June 30, 2011, representing a decrease of $7.7 million from the $15.5 million provision for the comparable period of 2010.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.83% for the six month period ended June 30, 2011, compared with 2.58% for the period ended June 30, 2010.

Non-Interest Income.  For the six months ended June 30, 2011, the Company reported non-interest income of $6.4 million compared to $8.3 million for the first six months of 2010, a decrease of $1.9 million, or 22.9%.  Gains on sales of investment securities decreased $904 thousand, or 38.1%, year-over-year as management actively managed the investment portfolio and sold investment securities that met certain criteria.  Income from derivative activity decreased $355 thousand, or 514.5%, for the period primarily due to the $384 thousand mark to market charge on the trust preferred interest rate swap transaction discussed above.  The year-over-year decrease of $254 thousand in SBIC income resulted from the harvest of individual investments during 2010 that did not recur in 2011.  Investment brokerage income decreased $236 thousand during the 2011 period on decreased brokerage transaction volume.  The year-over-year decrease in service charges on deposits of $207 thousand was attributable to a $327 thousand decrease in NSF fees while debit card income increased $143 thousand reflecting the trend of more customer transactions being completed electronically and less checks being written.  Mortgage banking income decreased $163 thousand, or 22.7%, as new loan origination activity slowed during the 2011 period.  In the first quarter of 2010, the Company recognized a $186 thousand other than temporary impairment charge while no other than temporary impairment charge has been recognized during 2011.

Non-Interest Expense. For the six months ended June 30, 2011, the Company reported non-interest expense of $22.7 million compared to $24.2 million for the first six months of 2010, a decrease of $1.4 million, or 6.0%.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $1.5 million in salary and employee benefit expense from staff reductions and the aforementioned programs including a company-wide salary freeze and the elimination of the employer 401(k) matching contribution.  Write downs and other expenses related to foreclosed property were $1.5 million for 2011 compared to $2.0 million in the 2010 period, a decrease of $500 thousand.  Gains on the sale of foreclosed assets had a positive impact on earnings totaling $490 thousand for 2011 compared to $321 thousand for 2010 as the volume of additions to foreclosed assets and their sales volume increased year-over-year.  The Company started a new program during 2008 to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more.  The cost for this program totaled $403 thousand for the first six months of 2010.  The program completed its original goal and was not offered after the second quarter of 2010.  The Company’s FDIC deposit insurance premiums increased $964 thousand year-over-year due to the Consent Order with the FDIC previously discussed.  Legal fees increased $310 thousand for the six months ended June 30, 2011 compared to last year due to the increased level of problem assets for resolution in 2011.  Other professional fees increased $45 thousand compared to the prior six month period for services relating to regulatory compliance and external loan review.  Occupancy and equipment expense decreased $167 thousand compared to the second quarter of 2010 due to decreases in equipment, furniture and fixture leases and other equipment expenses.

Provision for Income Taxes.  The Company recorded no income tax expense or benefit for the six months ended June 30, 2011 compared to income tax benefit of $302 thousand for the 2010 period.  The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward.  No net income tax expense or benefit is expected until future earnings exceed the NOL carry forward.  The $14.0 million deferred tax asset valuation allowance recorded as of December 31, 2010 remained at the same level at the end of the second quarter of 2011.  The $270 thousand income tax benefit for second quarter 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $4.0 million increase in the valuation allowance related to our ability to realize net deferred tax assets.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities particularly in light of the expected continued balance sheet shrinkage through loan remediation activities and continued slowdown in loan demand.  We expect $46.1 million in brokered deposits to mature or be called by December 31, 2011.  Under the provisions of the Consent Order, the Bank may not renew, rollover or replace these brokered deposits at their call or maturity.  Investment securities totaled $357.4 million at June 30, 2011, an increase of $4.5 million from $352.9 million at December 31, 2010.  As of June 30, 2011, there were $114.3 million in unpledged securities collateral.  In addition, management has increased our balances at the Federal Reserve Bank to $46.0 million at June 30, 2011 versus our reserve requirement of $7.1 million for the applicable period.  Supplementing liquid assets and customer deposits as a source of funding, we have available a line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $15.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $389.8 million as of June 30, 2011 with lendable collateral value of $323.2 million and current outstanding borrowings of $76.7 million.  At June 30, 2011, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to seven years under repurchase lines of credit from various institutions.  The repurchases must be and are adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $7.4 million and $4.8 million at June 30, 2011 and December 31, 2010, respectively, all of which were done as accommodations for our deposit customers.  At June 30, 2011, our outstanding commitments to extend credit consisted of loan commitments of $105.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $91.2 million, $9.3 million and $6.3 million, respectively.  We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  As discussed above, the Bank shall not accept, renew or rollover any brokered deposits.  During the six months of 2011, brokered deposits decreased $39.9 million as maturing brokered deposits were not renewed.  Year-over-year demand deposits increased $3.9 million, or 3.2%.  In addition, time deposits increased $84.6 million or 15.5% on a year-over-year basis; while money market, savings and NOW accounts decreased $133.5 million, or 21.4%.  Interest bearing transaction accounts decreased significantly as customers focused on yield improvement which was available with certificates of deposit.  Savings accounts decreased $2.3 million during the second quarter and $23.1 million year-over-year.  This decrease is attributed to customer withdrawals due to a reduction in rate from our internet based Ready Saver account which had strong growth throughout 2010.  Certificates of deposits represented 50.5% of our total deposits at June 30, 2011, an increase from 42.2% at June 30, 2010.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this cumulative preferred stock.   Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.  Interest on the past due payments is now also being accrued.  As of June 30, 2011, the total amount of cumulative dividends owed to the US Treasury was $1.3 million.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the CPP), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the first or second quarter of 2011, there were no repurchases.  Under the provisions of the CPP, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

At June 30, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.97%, 10.90% and 13.41%, respectively, which exceeded the minimum requirements for a “well-capitalized” bank holding company.  As of June 30, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.48%, 11.60% and 12.87%, respectively.  The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital.  Our capital position remains in excess of our regulatory capital requirements pursuant to the Consent Order.  In addition to utilizing balance sheet shrinkage through net loan run-off and the reduction in brokered deposits and ways to improve Bank profitability, the Company is currently considering various strategies such as: asset sales, plans for capital injections, and taking action to restructure the risk weighting of assets in order to achieve and maintain compliance with the terms of the Consent Order.  As of June 30, 2011, the parent holding company had $5.7 million in cash available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

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

Nonperforming Assets

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) a $6.9 million decrease in nonperforming loans; 2) a slight sequential increase in 30-89 delinquencies, however, a significant improvement over the prior year level; 3) the sequential decrease in adversely classified loans, despite no change in risk grade on the $7.1 million in loans restored to an accrual status; and 4) the continued reduction in the higher risk loan segments.

The following is a summary of nonperforming assets at the periods presented:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Amounts in thousands)

Nonaccrual loans	$45,381	$53,304	$63,168	$76,600	$36,073
Restructured loans - nonaccruing	21,422	20,437	28,609	15,498	15,200
Total nonperforming loans	66,803	73,741	91,777	92,098	51,273

Foreclosed assets	23,022	23,060	17,314	19,385	18,781
Total nonperforming assets	$89,825	$96,801	$109,091	$111,483	$70,054
Restructured loans in accruing status not included above	$15,471	$13,488	$12,117	$6,611	$4,204

Nonperforming loans decreased to $66.8 million, or 6.42% of total loans, at June 30, 2011 compared to $73.7 million, or 6.80% of loans, at March 31, 2011.  This $6.9 million decrease in nonperforming loans is inclusive of loan net charge-offs of $3.9 million during the second quarter.  During the quarter, one loan totaling approximately $7.1 million was reclassified from non-accrual to an accrual status while loans of approximately $3.9 million were transferred from non-accrual to foreclosed assets.  The $8.0 million remainder of the sequential change in nonperforming loans represents the net of new additions of non-accrual loans and pay downs.  The largest sequential increase by loan segment for nonperforming loans was $8.6 million in commercial real estate loans during the second quarter of 2011.  This segment increase was comprised of one loan for $5.3 million and a number of smaller loans of less than $800 thousand which were not concentrated in any one industry.  Foreclosed assets remained flat sequentially as $4.0 million in sales of foreclosed properties and writedowns of $303 thousand mitigated the impact of new foreclosed asset additions during the second quarter of 2011.

The following table sets forth a breakdown of nonperforming loans as of June 30, 2011, by loan segment.

	June 30,	March 31,	December 31,	September 30,	June 30,
Nonperforming loans	2011	2011	2010	2010	2010
	(Amounts in thousands)

Construction	$13,424	$16,987	$26,256	$32,227	$15,082
Commercial real estate	28,730	20,079	22,086	21,866	15,205
Commercial and industrial	3,917	6,846	10,642	13,414	3,932
Residential lots	8,806	18,281	19,192	20,437	12,434
Consumer	11,926	11,548	13,601	4,154	4,620
Total nonperforming loans	$66,803	$73,741	$91,777	$92,098	$51,273

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at June 30, 2011.  This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$6,616	$4,997	$417	$33,436	$30,453	$35,450	$35,033
Commercial
Commercial and industrial	1,318	1,550	228	2,261	1,465	3,015	2,787
Commercial line of credit	301	301	122	1,631	1,016	1,317	1,195
Residential real estate
Residential construction	2,973	2,547	754	15,398	11,671	14,218	13,464
Residential lot loans	-	-	-	14,606	9,981	9,981	9,981
Raw land	-	-	-	3,823	1,500	1,500	1,500
Home equity lines	1,056	1,056	315	336	267	1,323	1,008
Consumer loans	2,981	2,980	480	6,208	5,144	8,124	7,644

Total	$15,245	$13,431	$2,316	$77,699	$61,497	$74,928	$72,612

The recorded investment in loans that were considered individually impaired was $74.9 million and $87.1 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the largest non-accrual balance of any one borrower was $5.3 million, with the average balance for the two hundred ten non-accrual loans being $318 thousand.  At June 30, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $14.8 million, with a corresponding valuation allowance of $2.3 million.  In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank, while the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date.  For these impaired loans as of June 30, 2011, amounts charged off to date were $18.0 million, or 19% of the unpaid principal balances.  Included in the table above, $13.4 million out of the total of $15.5 million of accruing troubled debt restructured loans were also individually evaluated which required a specific allowance of $163 thousand.

In addition to nonperforming loans, there were $127.7 million of loans at June 30, 2011 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $118.4 million at December 31, 2010.  See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications.  The increase in potential problem loans is primarily due to an increase in residential construction and development loans that were downgraded due to the borrower’s exposure to the housing market.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the total exposure should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets as of June 30, 2011, by nature of the property.

	June 30,	March 31,	December 31,	September 31,	June 30,
Foreclosed assets	2011	2011	2010	2010	2010
	(Amounts in thousands)
Residential construction, land development and other land	$14,360	$14,837	$13,719	$11,048	$10,918
Commercial construction	1,196	1,196	1,196	1,884	2,078
1 - 4 family residential properties	1,245	756	991	4,969	3,657
Nonfarm nonresidential properties	6,221	6,221	1,353	1,260	1,743
Multi-family properties	-	50	50	160	160
Repossessed equipment	-	-	5	64	225
Total foreclosed assets	$23,022	$23,060	$17,314	$19,385	$18,781

Foreclosed assets remained flat sequentially during the second quarter of 2011 because the new additions attributable to foreclosures of $3.9 million, the largest of which was $1.0 million for three residential properties, were offset by sales of foreclosed real estate.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2011		2011		2010		2010		2010
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies:
30 - 89 days past due	$4.3	0.41%	$3.4	0.31%	$5.5	0.48%	$8.9	0.75%	$9.7	0.80%

Loans classified substandard or doubtful	$210.0	20.19%	$214.3	19.76%	$219.9	19.36%	$237.6	19.95%	$144.0	12.02%

Nonperforming loans	$66.8	6.42%	$73.7	6.80%	$91.8	8.08%	$98.7	8.29%	$55.5	4.60%

Delinquency is viewed as one of the leading indicators for credit quality.  While the Company’s 30-89 day past due statistic increased by $934 thousand to $4.3 million, or 0.41% of total loans, at June 30, 2011, this metric has declined year-over-year and sequentially compared with three of the last four quarter end statistics since June 30, 2010.  The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

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

	June 30,		March 31,		December 31,
	2011		2011		2010
	$	% of Total	$	% of Total	$	% of Total
	(Amounts in millions)

Special Mention	$104.1	10.0%	$135.6	12.5%	$139.0	12.3%
Substandard and Doubtful	210.0	20.2%	214.3	19.8%	219.9	19.4%
	$314.1	30.2%	$349.9	32.3%	$358.9	31.7%

The $4.3 million, or 2%, decrease in adversely classified loans from March 31, 2011 to June 30, 2011 was despite no change in the risk grades on the $7.1 million in a formerly collateral dependent loan restored to an accrual status during the second quarter of 2011.  This $7.1 million loan remained classified substandard (Grade 7).

The following table is a further breakdown of the certain classified loans by loan class at June 30, 2011 along with an indicator of the overall credit quality of each loan class denoted by the weighted average risk grade.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.88	$50,064	$80,511
Commercial
Commercial and industrial	4.91	10,024	18,271
Commercial line of credit	4.60	6,828	5,492
Residential real estate
Residential construction	5.29	15,219	40,529
Residential lots	6.14	6,314	32,357
Raw land	5.18	524	4,861
Home equity lines	3.61	2,443	5,504
Consumer	4.15	12,720	22,457
		$104,136	$209,982

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

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories.  As of June 30, 2011, speculative construction loans on our books more than twelve months amounted to $17.4 million, or 52.4%, of the total speculative residential construction loan portfolio of $33.2 million.  This speculative residential construction portfolio has decreased from $38.2 million at December 31, 2010 and decreased from $48.6 million at June 30, 2010.  Land acquisition and development loans on our books for more than twenty-four months at June 30, 2011 amounted to $30.4 million, or 58.0%, of that $52.4 million portfolio.  The land acquisition and development portfolio has decreased from $59.4 million as of December 31, 2010 and decreased from $54.8 million as of June 30, 2010.

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

The ALLL consists of two major components: specific valuation allowances and a general valuation allowance.  The Bank’s format for the calculation of ALLL begins with the evaluation of individual loans considered impaired.  For the purpose of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted).  The Bank has established policies and procedures for identifying loans that should be evaluated for impairment.  Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management.  Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach.  For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Once a loan is considered individually impaired, it is not included in other troubled loan analysis, even if no specific allowance is considered necessary.

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

As discussed herein, management has undertaken various initiatives in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review; and
•	Enhancing our internal and external loan review protocol.

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664
Provision	2,385	940	273	(320)	422	3,700
Charge-offs	(2,180)	(1,064)	(1,805)	(100)	(386)	(5,535)
Recoveries	416	199	752	132	183	1,682
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

The following table shows, by loan segment, an analysis of the allowance for loan losses for the six months ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	3,306	1,068	1,714	484	1,228	7,800
Charge-offs	(4,077)	(1,829)	(4,008)	(641)	(2,066)	(12,621)
Recoveries	951	275	1,077	135	314	2,752
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At June 30, 2011		At March 31, 2011		At December 31, 2010
		% of		% of		% of
By Loan Class	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL
	(Amounts in thousands)
Commercial real estate	$6,883	25.0%	$6,262	22.6%	$6,703	22.7%
Commercial
Commercial and industrial	2,461	8.9%	2,291	8.3%	2,226	7.5%
Commercial line of credit	1,207	4.4%	1,302	4.7%	1,928	6.5%
Residential real estate
Residential Construction	7,114	25.9%	7,131	25.8%	7,451	25.2%
Residential lots	4,975	18.1%	5,441	19.7%	5,576	18.9%
Raw land	228	0.8%	525	1.9%	507	1.7%
Home equity lines	1,471	5.3%	1,759	6.3%	1,493	5.0%
Consumer	3,172	11.6%	2,953	10.7%	3,696	12.5%

	$27,511	100.0%	$27,664	100.0%	$29,580	100.0%

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2011	2010 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$18,590	$16,584
Federal funds sold and overnight deposits	46,380	49,587
Investment securities
Available for sale, at fair value	308,164	310,653
Held to maturity, at amortized cost	49,264	42,220
Federal Home Loan Bank stock	7,879	8,750

Loans held for sale	1,624	5,991

Loans	1,038,349	1,130,076
Allowance for loan losses	(27,511)	(29,580)
Net Loans	1,010,838	1,100,496

Premises and equipment, net	39,360	40,550
Foreclosed assets	23,022	17,314
Other assets	56,865	61,253

Total Assets	$1,561,986	$1,653,398
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$127,485	$110,114
Money market, NOW and savings	490,382	582,878
Time	630,021	655,427
Total Deposits	1,247,888	1,348,419

Short-term borrowings	7,353	22,098
Long-term borrowings	202,601	182,686
Other liabilities	9,404	7,854

Total Liabilities	1,467,246	1,561,057

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at June 30, 2011 and December 31, 2010	41,662	41,453
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,831,375 shares at June 30, 2011 and 16,812,625 shares at December 31, 2010	119,455	119,408
Retained earnings (accumulated deficit)	(65,991)	(67,082)
Accumulated other comprehensive income (loss)	(386)	(1,438)
Total Stockholders’ Equity	94,740	92,341

Total Liabilities and Stockholders' Equity	$1,561,986	$1,653,398
* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$15,003	$17,292	$30,516	$34,960
Investment securities available for sale	2,490	3,054	5,053	6,246
Investment securities held to maturity	618	89	1,167	211
Federal funds sold and overnight deposits	37	4	111	8

Total Interest Income	18,148	20,439	36,847	41,425
Interest Expense
Money market, NOW and savings deposits	731	1,404	1,611	3,188
Time deposits	2,561	3,125	5,304	6,503
Borrowings	2,286	2,478	4,531	5,055

Total Interest Expense	5,578	7,007	11,446	14,746

Net Interest Income	12,570	13,432	25,401	26,679

Provision for Loan Losses	3,700	5,500	7,800	15,500

Net Interest Income After Provision for Loan Losses	8,870	7,932	17,601	11,179

Non-Interest Income
Service charges and fees on deposit accounts	1,581	1,719	3,069	3,276
Income from mortgage banking activities	291	359	554	717
Investment brokerage and trust fees	320	509	508	744
Gain on sale of investment securities	524	1,018	1,468	2,372
Net impairment loss recognized in earnings	-	-	-	(186)
Other	818	787	838	1,422
Total Non-Interest Income	3,534	4,392	6,437	8,345

Non-Interest Expense
Salaries and employee benefits	4,568	5,321	9,314	10,790
Occupancy and equipment	1,860	1,895	3,644	3,811
FDIC deposit insurance	932	554	2,065	1,101
Foreclosed asset related	636	1,179	1,515	2,023
Other	3,259	3,384	6,200	6,451

Total Non-Interest Expense	11,255	12,333	22,738	24,176

Income (Loss) Before Income Taxes	1,149	(9)	1,300	(4,652)

Income Tax (Benefit) Expense	-	(270)	-	(302)

Net Income (Loss)	1,149	261	1,300	(4,350)

Effective Dividend on Preferred Stock	638	632	1,277	1,265

Net Income (Loss) Available to Common Shareholders	$511	$(371)	$23	$(5,615)

Net Income (Loss) Per Common Share
Basic	$0.03	$(0.02)	$-	$(0.33)
Diluted	0.03	(0.02)	-	(0.33)

Weighted Average Common Shares Outstanding
Basic	16,835,724	16,814,378	16,829,898	16,810,357
Diluted	16,906,810	16,814,378	16,897,702	16,810,357

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Net income (loss)	$1,149	$261	$1,300	$(4,350)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	3,387	1,815	2,798	3,215
Tax effect	(1,306)	(699)	(1,079)	(1,239)
Reclassification of gains recognized in net income	(524)	(1,018)	(1,468)	(2,372)
Tax effect	202	391	566	914
Reclassification of impairment on equity securities	-	-	-	186
Tax effect	-	-	-	(72)
Net of tax amount	1,759	489	817	632
Cash flow hedging activities:
Unrealized holding (gains) losses on cash flow hedging activities	(137)	(289)	(150)	(608)
Tax effect	52	111	57	234
Reclassification of (gains) losses recognized in net income (loss), net:
Reclassified into income	75	75	534	150
Tax effect	(28)	(29)	(206)	(58)
Acquisition premium on interest rate cap contract, net of amortization	-	(6)	-	(6)
Tax effect	-	2	-	2
Net of tax amount	(38)	(136)	235	(286)

Total other comprehensive income (loss)	1,721	353	1,052	346

Comprehensive income (loss)	$2,870	$614	$2,352	$(4,004)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Deficit)	Income (loss)	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2010	42,750	$41,453	16,812,625	$119,408	$(67,082)	$(1,438)	$92,341
Net income	-	-	-	-	1,300	-	1,300
Other comprehensive income, net of tax	-	-	-	-	-	1,052	1,052
Restricted stock issued	-	-	18,750	-	-	-	-
Stock-based compensation	-	-	-	47	-	-	47
Preferred stock accretion of discount	-	209	-	-	(209)	-	-

Balance at June 30, 2011	42,750	$41,662	16,831,375	$119,455	$(65,991)	$(386)	$94,740

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,300	$(4,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,156	2,137
Provision for loan losses	7,800	15,500
Net proceeds from sales of loans held for sale	29,164	72,615
Originations of loans held for sale	(24,243)	(75,455)
Gain from mortgage banking	(554)	(717)
Stock-based compensation	47	59
Net increase in cash surrender value of life insurance	(542)	(535)
Realized gain on sale of available for sale securities, net	(1,468)	(2,372)
Realized loss on impairment of investment securities available for sale	-	186
(Gain) loss on economic hedges	424	(69)
Realized gain on sales of foreclosed assets	(490)	(321)
Writedowns in carrying values of foreclosed assets	912	1,075
Changes in assets and liabilities:
(Increase) decrease in other assets	4,543	(2,278)
Increase in other liabilities	1,126	89
Total Adjustments	18,875	9,914

Net Cash Provided by (Used in) Operating Activities	20,175	5,564

Cash Flows from Investing Activities
Decrease in federal funds sold	3,207	29,911
Purchase of:
Available-for-sale investment securities	(136,116)	(124,983)
Held-to-maturity investment securities	(7,829)	-
Proceeds from maturities and calls of:
Available-for-sale investment securities	16,825	45,290
Held-to-maturity investment securities	724	5,203
Proceeds from sale of:
Available-for-sale investment securities	124,052	93,392
Proceeds from sales of Federal Home Loan Bank stock	871	-
Net decrease in loans	68,917	11,192
Capitalized cost in foreclosed assets	(230)	(14)
Purchases of premises and equipment	(270)	(516)
Proceeds from sales of foreclosed assets	7,041	5,102

Net Cash Provided by Investing Activities	77,192	64,577

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	(75,125)	50,028
Net decrease in time deposits	(25,406)	(71,251)
Net decrease in short-term borrowings	(14,745)	(25,944)
Proceeds from long-term borrowings	20,000	-
Repayment of long-term borrowings	(85)	(16,333)
Preferred dividends paid	-	(1,068)

Net Cash Provided by (Used in) Financing Activities	(95,361)	(64,568)

Net Increase in Cash and Due From Banks	2,006	5,573
Cash and Due From Banks, Beginning of Period	16,584	30,184

Cash and Due From Banks, End of Period	$18,590	$35,757

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$12,941	$4,989

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities.  Operating results for the three-month and six-month period ended June 30, 2011 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	16,835,724	16,814,378	16,829,898	16,810,357

Effect of dilutive stock options	71,086	-	67,804	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,906,810	16,814,378	16,897,702	16,810,357

Net income (loss) available to common shareholders (in thousands)	$511	$(371)	$23	$(5,615)
Basic	0.03	(0.02)	-	(0.33)
Diluted	0.03	(0.02)	-	(0.33)

Note 1 – Basis of Presentation (continued)

For the three months ended June 30, 2011 and 2010, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 597,452 and 647,867 shares for the three months ended June 30, 2011 and 2010, respectively and 597,452 and 647,867 shares for the six months ended June 30, 2011 and 2010, respectively.  These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and six months ended June 30, 2010 due to the Company’s loss position for those periods.

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

The Company has adopted Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality disaggregated by portfolio segment and class of financing receivable.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  This standard was adopted as of December 31, 2010 and during the quarter ended March 31, 2011 through additional disclosures in the footnotes to the consolidated financial statements.

In April 2011, the FASB has issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company expects to adopt the update of this standard during the quarter ending September 30, 2011.  The adoption is not expected to have a material impact on the consolidated financial statements.

Note 1 – Basis of Presentation (continued)

In May 2011, the FASB has issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS).  The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption.  The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In June 2011, the FASB has issued Accounting Standards Update No. 2011-05, Comprehensive Income. The new standard provides guidance and new formats for reporting components and total net income and comprehensive income.  The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

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

Note 2 – Regulatory Matters

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

In connection with the Consent Order executed with the FDIC and the NCCOB, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “Federal Reserve”) on June 23, 2011.  Under the terms of the Written Agreement, among other things, the Company has agreed to:

•	Act as a source of strength for the Bank;
•	Not declare or pay dividends on its, common and preferred, stock or make any distributions of interest or principal on trust preferred securities without the prior approval of the Federal Reserve;
•	Formulate and implement a written plan to maintain sufficient capital at the Company on a consolidated basis;
•	Not, directly or indirectly, incur, increase or guarantee any debt without the prior approval of the Federal Reserve; and
•	Not, directly or indirectly, purchase or redeem any shares of its stock without the prior approval of the Federal Reserve.

Note 2 – Regulatory Matters (continued)

In February 2011, the Company suspended the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  In addition, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures related to its outstanding trust preferred securities.  The Company continues to account for the cumulative amounts due on the subordinated debentures and preferred stock.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.

The Consent Order and the Written Agreement each specify certain time frames for meeting these requirements.  The Company and the Bank must furnish periodic progress reports to the pertinent supervisory authority regarding its compliance with the Consent Order or Written Agreement.  The Consent Order and the Written Agreement will remain in effect until modified or terminated by the pertinent supervisory authority.

Management’s Plans and Compliance Efforts

During this second quarter, the Bank has undertaken the following actions, in addition to previously reported actions, to comply with the Consent Order:

•
As of June 30, 2011, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (35%) exceeding its scheduled reduction at its first measurement point (15% reduction by August 25, 2011) and met the scheduled reduction at its second measurement point (35% reduction by the February 25, 2012).

•
The Bank approved and submitted a revised budget, its 2011 – 2013 Strategic Plan and the latest version of the Bank’s Credit Policy, incorporating revisions in response to the Consent Order provisions.

•
The Bank continued its efforts to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.

The process of responding to the provisions of the Consent Order is well underway.  To date, the Company’s compliance efforts have been satisfactory and within the scheduled time frames.  Compliance efforts remain ongoing.

In addition to utilizing balance sheet shrinkage through net loan run-off and reduction of brokered deposits and undertaking various ways to improve Bank profitability, the Company is considering various strategies such as asset sales, plans for capital injections and taking action to restructure the risk weighting of assets in order to maintain compliance with the minimum regulatory capital ratios required under the Consent Order provisions.  As of June 30, 2011, the parent holding company had $5.7 million in cash available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

The Company has undertaken the following actions to comply with the Written Agreement:

•
In June 2011, the Company submitted its Capital Plan to maintain sufficient capital on a consolidated basis.  As of June 30, 2011, the Company maintained regulatory capital ratios in excess of the submitted Capital Plan’s minimum level.

•
During the first quarter of 2011, the Company suspended its regularly scheduled quarterly payments of interest on both issues of trust preferred securities and cash dividends on its preferred stock issued to the US Treasury.

The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and total risk-based capital of 11%.  As shown in the table below, the Bank had regulatory capital in excess of the Consent Order requirements as of June 30, 2011.

Note 2 – Regulatory Matters (continued)

The minimum capital requirements to be characterized as “well capitalized”, as defined by regulatory guidelines, the capital requirements pursuant to the Consent Order and the Bank’s actual capital ratios were as follows for June 30, 2011:

		Minimum Regulatory Requirement
		"Well	Pursuant to
Captial ratios	Bank	Capitalized"	Consent Order
Total risk-based	12.87%	10%	11%
Tier 1 risk-based	11.60%	6%	N/A
Tier 1 leverage	8.48%	5%	8%

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

Regulatory Capital

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with regulatory capital ratios.  Under the June 23, 2011 Written Agreement, there were no minimum regulatory ratios imposed by the Federal Reserve.  In the written capital plan submitted to the Federal Reserve in June 2011, the Company set the regulatory well capitalized minimum requirements as its capital targets.  As of June 30, 2011, the Company’s capital exceeded the minimum requirements for a “well capitalized” bank holding company.  Information regarding the Company’s capital at June 30, 2011 is set forth below:

			Minimum
	Actual		"Well Capitalized"
Captial ratios	Amount	Ratio	Requirements
Total risk-based	$155,055	13.41%	10%
Tier 1 risk-based	126,085	10.90%	6%
Tier 1 leverage	126,085	7.97%	5%

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
US government agencies	$61,903	$85	$1,018	$60,970
Mortgage-backed securities	198,723	1,406	750	199,379
Municipals	43,494	1,216	14	44,696
Trust preferred securities	3,250	-	1,133	2,117
Other	1,000	2	-	1,002
	$308,370	$2,709	$2,915	$308,164

Securities held to maturity:
Mortgage-backed securities	$5,776	$107	$-	$5,883
Municipals	33,488	401	714	33,175
Corporate bonds	10,000	-	464	9,536
	$49,264	$508	$1,178	$48,594

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Securities available for sale:
US government agencies	$100,101	$198	$2,059	$98,240
Mortgage-backed securities	148,284	2,349	857	149,776
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653

Securities held to maturity:
Mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181

For the second quarter 2011 and 2010, sales of securities available for sale resulted in gross realized gains of $1.3 million and $1.0 million, respectively and realized losses of $730 thousand and none, respectively for each period.  These investment sales generated $72.4 million and $39.7 million in proceeds during these respective periods.  For the six months ended June 30, 2011 and 2010, sales of securities available for sale resulted in gross realized gains of $1.5 million and $2.4 million, respectively, and no gross unrealized losses for each period.  These investment sales generated $124.1 million and $93.4 million in proceeds during these respective periods.

Note 3 – Investment Securities (continued)

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
US government agencies	$44,006	$1,018	$-	$-	$44,006	$1,018
Mortgage-backed securities	123,276	746	3,187	4	126,463	750
Municipals	1,007	13	117	1	1,124	14
Trust preferred securities	-	-	2,117	1,133	2,117	1,133

Total temporarily impaired securities	$168,289	$1,777	$5,421	$1,138	$173,710	$2,915

Securities held to maturity:
Municipals	$21,622	$714	$-	$-	$21,622	$714
Corporate bonds	4,064	149	5,472	315	9,536	464

Total temporarily impaired securities	$25,686	$863	$5,472	$315	$31,158	$1,178

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
US government agencies	$75,252	$2,059	$-	$-	$75,252	$2,059
Mortgage-backed securities	70,050	857	121	-	70,171	857
Municipals	31,513	737	719	4	32,232	741
Trust preferred securities	-	-	2,071	1,179	2,071	1,179
Other	976	24	-	-	976	24

Total temporarily impaired securities	$177,791	$3,677	$2,911	$1,183	$180,702	$4,860

Securities held to maturity:
Municipals	$22,507	$1,631	$-	$-	$22,507	$1,631
Corporate bonds	9,440	560	-	-	9,440	560

	$31,947	$2,191	$-	$-	$31,947	$2,191

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At June 30, 2011, there were seven investment securities with aggregate fair values of $10.9 million in an unrealized loss position for at least twelve months including two trust preferred securities valued at $2.1 million with a $1.1 million unrealized loss due to changes in the level of market interest rates.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010 and the first half of 2011.  The fair value of this security increased from the prior quarter and the unrealized loss remained significant.  Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity.  The unrealized losses on the securities available for sale are reflected in other comprehensive income.

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

The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2011 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	June 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$1,254	$1,257	$568	$588
Due after one but through five years	2,536	2,588	784	832
Due after five but through ten years	30,619	30,204	14,560	14,123
Due after ten years	70,988	71,617	27,576	27,168
Mortgage-backed securities	198,723	199,379	5,776	5,883
Trust preferred securities	3,250	2,117	-	-
Other	1,000	1,002	-	-

	$308,370	$308,164	$49,264	$48,594

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $7.9 million at June 30, 2011 and $8.8 million at December 31, 2010.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  Based on current borrowings, the FHLB periodically repurchases excess stock for the Company at par value as the stock is not actively traded and does not have a quoted market price.  On June 30, 2011, the FHLB paid a cash dividend to its members for the first quarter of 2011 at an annualized rate of 0.81%.  Management believes that the investment in FHLB stock was not impaired as of June 30, 2011.

Note 4 – Loans

Following is a summary of loans by loan class:

	At June 30, 2011		At December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Amounts in thousands)
Residential construction	$120,636	11.6%	$137,644	12.2%
Commercial real estate	422,002	40.6%	455,705	40.3%
Consumer	182,049	17.5%	192,204	17.0%
Commercial and industrial	86,476	8.3%	92,307	8.2%
Home equity lines	101,015	9.7%	104,833	9.3%
Residential lots	51,265	4.9%	62,552	5.5%
Commercial line of credit	55,958	5.4%	64,660	5.7%
Raw land	18,948	2.0%	20,171	1.8%
Subtotal	$1,038,349	100%	$1,130,076	100%
Less: Allowance for loan losses	(27,511)		(29,580)
Net Loans	$1,010,838		$1,100,496

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

Commercial lines of credit are underwritten, according to the same standards applied to other commercial and industrial loans; with particular focus on the cash flow impact of the Company’s operating cycle.  Based on the risk profile of each borrower, an appropriate level of monitoring and servicing can be applied, such that higher risk categories involve more frequent monitoring and more involved control over the cash proceeds of asset conversion.  Lower risk profiles may involve less restrictive controls and lighter servicing intensity.

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

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan.  Net unamortized deferred fees less related cost included in the above were $4 thousand at June 30, 2011 and $128 thousand at December 31, 2010.

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

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Amounts in thousands)

Nonaccrual loans	$45,381	$63,168	$36,073
Restructured loans - nonaccruing	21,422	28,609	15,200
Total nonperforming loans	66,803	91,777	51,273
Foreclosed assets	23,022	17,314	18,781
Total nonperforming assets	$89,825	$109,091	$70,054
Restructured loans in accrual status not included above	$15,471	$12,117	$4,204

Note 4 – Loans (continued)

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at June 30, 2011:

	June 30, 2011		December 31, 2010
	Nonaccrual Loans	Impaired Loans	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$28,730	$35,450	$22,085	$21,251
Commercial and industrial	2,412	3,015	7,324	6,359
Commercial line of credit	1,505	1,317	3,381	3,233
Residential construction	11,924	14,218	26,257	25,676
Home equity lines	1,896	1,323	1,031	433
Residential lots	8,806	9,981	19,192	19,336
Raw land	1,500	1,500	1,963	1,962
Consumer	10,030	8,124	10,544	8,872
Total	$66,803	$74,928	$91,777	$87,122

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level.  For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.  Included in the table below, $61.5 million out of the total of $66.8 million of nonperforming loans and  $13.4 million out of the total of $15.5 million of accruing troubled debt restructured loans were individually evaluated which required a reserve of $2.2 million and $163 thousand, respectively, for a total specific ALLL of $2.3 million.

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at June 30, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$30,453	$2,481	$23,152	$267	$5,144	$61,497
Accruing troubled debt restructured loans individually evaluated for impairment	4,997	1,851	2,547	1,056	2,980	13,431
Ending balance: total impaired loans individually evaluated for impairment	35,450	4,332	25,699	1,323	8,124	74,928
Ending balance: collectively evaluated for impairment	386,552	138,103	165,150	99,691	173,925	963,421
Ending Balance	$422,002	$142,435	$190,849	$101,014	$182,049	$1,038,349

Note 4 – Loans (continued)

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2010:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)

Ending balance: individually evaluated for impairment	$21,252	$9,592	$46,974	$432	$8,872	$87,122

Ending balance: collectively evaluated for impairment	437,186	147,375	173,393	104,401	180,599	1,042,954

Ending Balance	$458,438	$156,967	$220,367	$104,833	$189,471	$1,130,076

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at June 30, 2011:

					Quarter	Quarter	Year to Date	Year to Date
	Unpaid	Partial			Average	Interest	Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(Amounts in thousands)
With no related allowance recorded:

Commercial real estate	$33,436	$(2,983)	$30,453	$-	$25,904	$85	$22,971	$170
Commercial
Commercial and industrial	2,261	(796)	1,465	-	1,733	10	2,897	20
Commercial line of credit	1,631	(615)	1,016	-	791	-	1,484	-
Residential real estate
Residential construction	15,398	(3,727)	11,671	-	14,761	39	15,527	70
Residential lots	14,606	(4,625)	9,981	-	14,746	32	13,066	55
Raw land	3,823	(2,323)	1,500	-	1,408	-	1,443	-
Home equity lines	336	(69)	267	-	270	-	302	-
Consumer	6,208	(1,064)	5,144	-	5,322	-	5,089	-
Subtotal	77,699	(16,202)	61,497	-	64,935	166	62,779	315

With an allowance recorded:

Commercial real estate	6,616	(1,619)	4,997	417	5,996	18	4,757	56
Commercial
Commercial and industrial	1,318	232	1,550	228	1,222	5	1,539	26
Commercial line of credit	301	-	301	122	802	-	714	-
Residential real estate
Residential construction	2,973	(426)	2,547	754	1,646	-	3,479	-
Residential lots	-	-	-	-	1,009	-	5,190	-
Raw land	-	-	-	-	230	-	231	-
Home equity lines	1,056	-	1,056	315	1,063	-	951	-
Consumer	2,981	(1)	2,980	480	2,542	4	2,910	9
Subtotal	15,245	(1,814)	13,431	2,316	14,510	27	19,771	91

Summary
Commercial real estate	40,052	(4,602)	35,450	417	31,900	103	27,728	226
Commercial	5,511	(1,179)	4,332	350	4,548	15	6,634	46
Residential real estate	36,800	(11,101)	25,699	754	33,800	71	38,936	125
Home equity lines	1,392	(69)	1,323	315	1,333	-	1,253	-
Consumer	9,189	(1,065)	8,124	480	7,864	4	7,999	9
Grand Totals	$92,944	$(18,016)	$74,928	$2,316	$79,445	$193	$82,550	$406

Note 4 – Loans (continued)

As shown in the above table, the Company has previously taken partial charge-offs of $18.0 million on the $74.9 million in loans individually evaluated for impairment.  In addition, the Company has set aside $2.3 million in specific allowance for these $74.9 million in loans.

The recorded investment in loans that were considered and collectively evaluated for impairment at June 30, 2011 and December 31, 2010 totaled $963.0 million and $1.04 billion, respectively.  The recorded investment in loans that were considered individually impaired at June 30, 2011 and December 31, 2010 totaled $74.9 million and $87.1 million, respectively.  At June 30, 2011 and December 31, 2010, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $14.8 million and $27.8 million, respectively, with a corresponding valuation allowance of $2.3 million and $5.1 million.  No valuation allowance for the other impaired loans was considered necessary.  No loans with deteriorated credit quality have been acquired by the Company to date.

The average recorded investment in impaired loans for the quarter ended June 30, 2011 and year ended December 31, 2010 was approximately $79.4 million and $88.2 million, respectively.  During the quarter ended June 30, 2011, the Company restored loans in the amount of $7.1 million to accrual status, the impact of which was to recognize $132 thousand in interest income.  Other than this restoration, the amount of interest income recognized on impaired loans during the portion of the year they were considered impaired at June 30, 2011 was $406 thousand.  For the six months ended June 30, 2011, the interest income recorded on accruing troubled debt restructured loans that were individually evaluated for impairment was $406 thousand.  The interest income foregone for loans in a non-accrual status at June 30, 2011 and 2010 was $2.1 million and $1.1 million, respectively.

Note 4 – Loans (continued)

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2010:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
	(Amounts in thousands)
With no related allowance recorded:

Commercial real estate	$23,114	$(5,761)	$17,353	$-	$12,065
Commercial
Commercial and industrial	7,398	(1,923)	5,475	-	5,593
Commercial line of credit	2,530	(105)	2,425	-	1,620
Residential real estate
Residential construction	23,230	(4,554)	18,676	-	14,254
Residential lots	15,449	(6,511)	8,938	-	8,621
Raw land	3,989	(2,277)	1,712	-	1,450
Home equity lines	457	(123)	334	-	208
Consumer	5,904	(1,524)	4,380	-	2,992
Subtotal	82,071	(22,778)	59,293	-	46,803

With an allowance recorded:

Commercial real estate	3,958	(60)	3,898	775	9,041
Commercial
Commercial and industrial	990	(106)	884	510	1,583
Commercial line of credit	834	(26)	808	583	2,084
Residential real estate
Residential construction	7,114	(114)	7,000	860	15,352
Residential lots	10,484	(86)	10,398	841	11,251
Raw land	251	(1)	250	53	251
Home equity lines	100	(1)	99	91	83
Consumer	4,516	(24)	4,492	1,417	1,755
Subtotal	28,247	(418)	27,829	5,130	41,400

Summary
Commercial real estate	27,072	(5,821)	21,251	775	21,106
Commercial	11,752	(2,160)	9,592	1,093	10,880
Residential real estate	60,517	(13,543)	46,974	1,754	51,179
Home equity lines	557	(124)	433	91	291
Consumer	10,420	(1,548)	8,872	1,417	4,747
Grand Totals	$110,318	$(23,196)	$87,122	$5,130	$88,203

Note 4 – Loans (continued)

The following is an age analysis of past due financing receivables by class at June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$220	$153	$28,730	$29,103	$392,899	$422,002	$-
Commercial and industrial	163	8	2,412	2,583	83,893	86,476	-
Commercial line of credit	19	25	1,505	1,549	54,409	55,958	-
Residential construction	-	475	11,924	12,399	108,238	120,637	-
Home equity lines	544	-	1,896	2,440	98,575	101,015	-
Residential lots	345	546	8,806	9,697	41,568	51,265	-
Raw land			1,500	1,500	17,447	18,947	-
Consumer	1,763	25	10,030	11,818	170,231	182,049	-
Total	$3,054	$1,232	$66,803	$71,089	$967,260	$1,038,349	$-
Percentage of total loans	0.29%	0.12%	6.43%	6.85%	93.15%

The following is an age analysis of past due financing receivables by class at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$43	$114	$22,085	$22,242	$433,463	$455,705	$-
Commercial and industrial	53	2	7,324	7,379	84,928	92,307	-
Commercial line of credit	103	19	3,381	3,503	61,157	64,660	-
Residential construction	92	721	26,257	27,070	110,574	137,644	-
Home equity lines	415	222	1,031	1,668	103,165	104,833	-
Residential lots	34	-	19,192	19,226	43,326	62,552	-
Raw land	24	-	1,963	1,987	18,184	20,171	-
Consumer	3,165	468	10,544	14,177	178,027	192,204	-
Total	$3,929	$1,546	$91,777	$97,252	$1,032,824	$1,130,076	$-
Percentage of total loans	0.35%	0.14%	8.12%	8.61%	91.39%

(1)  As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

Note 5 – Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Balance at beginning of period	$27,664	$36,007	$29,580	$29,638
Provision for loan losses	3,700	5,500	7,800	15,500
Charge-offs	(5,535)	(12,807)	(12,621)	(16,824)
Recoveries	1,682	909	2,752	1,295
Net charge-offs	(3,853)	(11,898)	(9,869)	(15,529)
Balance at end of period	$27,511	$29,609	$27,511	$29,609

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664
Provision	2,385	940	273	(320)	422	3,700
Charge-offs	(2,180)	(1,064)	(1,805)	(100)	(386)	(5,535)
Recoveries	416	199	752	132	183	1,682
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

The following table shows, an analysis of the allowance for loan losses by loan segment, for the six months ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	3,306	1,068	1,714	484	1,228	7,800
Charge-offs	(4,077)	(1,829)	(4,008)	(641)	(2,066)	(12,621)
Recoveries	951	275	1,077	135	314	2,752
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

For nonperforming loans requiring specific ALLL	299	348	754	315	438	$2,154

For accruing troubled debt restructured loans requiring specific ALLL	118	2	-	-	42	162

Ending balance: requiring specific ALLL	$417	$350	$754	$315	$480	$2,316

Ending balance: general ALLL	$6,466	$3,318	$11,563	$1,156	$2,692	$25,195

The following table shows the breakdown of the allowance for loan losses by component loan segment at December 31, 2010.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Ending balance: requiring specific ALLL	$775	$1,093	$1,754	$91	$1,417	$5,130

Ending balance: general ALLL	5,928	3,061	11,779	1,402	2,280	24,450

Ending balance	$6,703	$4,154	$13,533	$1,493	$3,697	$29,580

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

Note 5 – Allowance for Loan Losses (continued)

Loan grades for all commercial loans are established at the origination of the loan.  Non-commercial loans are graded as a 4 at origination date as these loans are determined to be “pass graded” loans.  These non-commercial loans may subsequently require a different risk grade if the credit department has evaluated the credit and determined it necessary to reclassify the loan.  Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department.  Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement.  Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes public.  Credit improvements are evidenced by known factors regarding the borrower or the collateral property.

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

Note 5 – Allowance for Loan Losses (continued)

In addition to the evaluation of loans for impairment, the Company calculates loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance.  Prior to third quarter 2010, the methodology for calculating this general valuation allowance applied loss factors based on the credit risk grading of loans segmented into four major loan types: residential construction and development, commercial real estate, consumer and other loans.  These loss factors were based on an appropriate loss history for each major loan type adjusted by credit grade migration factors.  In addition, the Company utilizes other risk factors related to economic and portfolio trends that are pertinent to the underlying risks in each major loan type in estimating the general valuation allowance.  This methodology places a greater emphasis on the credit risk grading of the loan portfolio and allows the Company to focus on the relative risk and the pertinent factors for the major loan segments of the Company.  During the third quarter of 2010, we further enhanced the methodology for the calculation of the general valuation allowance by expanding the number of loan segments from the four previously mentioned to eight classes, focusing on segments which have experienced greater recent historical loss experience such as residential lot loans and construction and land development.  Furthermore, the Company also more heavily weights the most recent twelve months historical loss experience in the calculation of the general valuation component of the ALLL.  The impact of this change in the weighting of the historical loss experience increased the third quarter provision for loan losses and the resulting allowance balance at September 30, 2010 by approximately $5.0 million.

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at June 30, 2011 and December 31, 2010:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$291,427	$309,215	$58,182	$64,362	$43,638	$54,276
Special Mention	50,064	54,923	10,024	13,295	6,828	4,000
Substandard	78,960	89,355	17,377	13,656	4,480	4,592
Doubtful	1,551	2,212	893	994	1,012	1,792
Total	$422,002	$455,705	$86,476	$92,307	$55,958	$64,660

	Residential Construction		Home Equity Lines		Consumer
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$64,888	$62,529	$93,068	$96,904	$146,872	$154,628
Special Mention	15,219	35,543	2,443	3,024	12,720	17,489
Substandard	40,529	39,572	5,504	4,905	22,457	20,087
Total	$120,636	$137,644	$101,015	$104,833	$182,049	$192,204

	Residential Lots		Raw Land
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$12,594	$16,125	$13,563	$13,138
Special Mention	6,314	10,503	524	209
Substandard	32,357	35,924	4,861	6,824
Total	$51,265	$62,552	$18,948	$20,171

Note 6 – Borrowings

The following is a summary of our borrowings at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$-	$16,250
Repurchase agreements	7,353	4,808
Other borrowed funds	-	1,040
	$7,353	$22,098
Long-term borrowings
FHLB advances	$76,724	$56,809
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$202,601	$182,686

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
SBIC income and management fees	$123	$323	$245	$499
Increase in cash surrender value of life insurance	276	270	542	535
Loss and net cash settlement on economic hedges	181	(38)	(424)	(69)
Other	238	232	475	457
	$818	$787	$838	$1,422

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Postage, printing and office supplies	$178	$192	$349	$395
Telephone and communication	215	216	463	434
Advertising and promotion	378	432	609	563
Data processing and other outsourced services	189	216	360	442
Professional services	962	782	1,795	1,439
Buyer incentive plan	-	230	-	403
Gain on sales of foreclosed assets	(210)	(221)	(490)	(321)
Other	1,547	1,537	3,114	3,096
	$3,259	$3,384	$6,200	$6,451

Note 8 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million to the United States Treasury in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this preferred stock.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of June 30, 2011, the total amount of cumulative dividends owed to the US Treasury was $1.3 million.

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

Note 9 – Common Stock Repurchase Programs

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the six months ended June 30, 2011, there were no repurchases.  Under the provisions of the Treasury’s Capital Purchase Program, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in the Company preferred stock.

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

The Company currently has ten derivative instrument contracts consisting of one interest rate cap, seven interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate cap and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying certificates of deposit with an original notional value/amount of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	June 30, 2011		December 31, 2010
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$306	$75,000	$392	$75,000

Currency Exchange contracts	(569)	10,000	(679)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(363)	10,000	(468)	10,000

Interest rate cap contracts	51	12,500	113	12,500
	$(575)	$107,500	$(642)	$107,500

See Note 11 for additional information on fair values of net derivatives.

Note 10 – Derivatives (continued)

The following table further breaks down the derivative positions of the Company:

	As of June 30, 2011
	Asset Derivatives		Liability Derivatives
	2011		2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$51
Interest rate swap contracts	Other Assets	306	Other Liabilities	$363

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	569

Total derivatives		$357		$932
Net Derivative Asset (Liability)				$(575)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$113
Interest rate swap contracts	Other Assets	392	Other Liabilities	$468

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	679

Total derivatives		$505		$1,147

Net Derivative Asset (Liability)				$(642)

 Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended June 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(62)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$42		$(75)

For the Six Months Ended June 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(63)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$104		$(149)

For the Three Months Ended June 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(289)	Interest Expense	$(75)

For the Six Months Ended June 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(608)	Interest Expense	$(150)

In prior years, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship.  During the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement on an interest rate swap relating to trust preferred securities.  The Company recorded a $42 thousand gain on this swap into non-interest income during the three months ended June 30, 2011.  The payment of interest on the trust preferred securities was suspended in February 2011 which resulted in the swap changing its status from effective to ineffective.  The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges, the ineffective portion of cash flow hedges and other economic hedges.

For the Three Months Ended June 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not designated as hedging instruments	Other Income (Expense)	$181

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$465

For the Six Months Ended June 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(424)

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$993

For the Three Months Ended June 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(38)

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$659

For the Six Months Ended June 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(69)

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$1,237

Note 10 – Derivatives (continued)

The maturity date for the interest rate cap contract is February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012.  The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013.  The interest rate swaps on certificates of deposit have maturity dates of July 28, 2024, July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040.  The interest rate swaps on certificates of deposit have original call dates of July 28, 2011, July 28, 2011, May 27, 2011, September 30, 2011, October 12, 2014 and November 28, 2014 and quarterly thereafter.  The Company has been notified that one of the interest rate swaps on certificates of deposit will be called on July 28, 2011.  The notional amount of the swap is $10.0 million.  The Company has called the underlying certificates of deposit with outstanding balance of $9.7 million.  No new derivative contracts were entered into during the second quarter of 2011.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $10.2 million and $9.7 million at June 30, 2011 and December 31, 2010, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at June 30, 2011.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight deposits

The carrying amounts for cash and due from banks, federal funds sold and overnight deposits approximate fair value because of the short maturities of those instruments.

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

Note 11 - Disclosures About Fair Values of Financial Instruments (continued)

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

Accrued interest

The carrying amounts of accrued interest receivable and payable approximate fair value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$18,590	$18,590	$16,584	$16,584
Federal funds sold and overnight deposits	46,380	46,380	49,587	49,587
Investment securities available for sale	308,164	308,164	310,653	310,653
Investment securities held to maturity	49,264	48,594	42,220	40,181

Loans	1,010,838	986,043	1,100,496	1,119,189
Market risk/liquidity adjustment	-	(45,299)	-	(50,272)
Net loans	1,010,838	940,744	1,100,496	1,068,917

Investment in life insurance	30,373	30,373	29,831	29,831
Accrued interest receivable	6,164	6,164	6,782	6,782

Financial liabilities:
Deposits	1,247,888	1,237,381	1,348,419	1,349,501
Short-term borrowings	7,353	7,353	22,098	22,098
Long-term borrowings	202,601	180,512	182,686	168,278
Accrued interest payable	3,945	3,945	2,779	2,779

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	575	575	642	642

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale and foreclosed assets.  At June 30, 2011 and December 31, 2010, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$60,970	$-	$60,970	$-
Mortgage-backed securities	199,379	-	199,379	-
Municipals	44,696	-	44,696	-
Trust preferred securities	2,117	-	2,117	-
Common stocks and mutual funds	-	-	-	-
Other	1,002	-	1,002	-
Net Derivatives	(575)	-	(6)	(569)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$98,240	$-	$98,240	$-
Mortgage-backed securities	149,776	-	149,776	-
Municipals	55,564	-	55,564	-
Trust preferred securities	3,094	-	3,094	-
Common stocks and mutual funds	3,003	-	-	3,003
Other	976	-	976	-
Net Derivatives	(642)	-	37	(679)

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents reconciliation for the period of January 1, 2011 to June 30, 2011, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Amounts in thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2010	$3,003	$(679)
Total realized and unrealized gains or losses:
Included in earnings	537	110
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(3,540)	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$-	$(569)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being US government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.  No securities were transferred between level 1 and level 2 during the second quarter of June 30, 2011.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$12,485	$-	$-	$12,485

Foreclosed assets	23,022	-	-	23,022

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$22,699	$-	$-	$22,699

Foreclosed assets	17,314	-	-	17,314

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired, if required, based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan.  At June 30, 2011, loans with a book value of $74.9 million were evaluated for impairment.  Of this total, $14.8 million required a specific allowance totaling $2.3 million for a net fair value of $12.5 million.  The methods used to determine the fair value of these loans were considered level 3.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 9%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 18.5%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.  However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the six months ended June 30, 2011, the Company completed a number of measures to strengthen its credit risk management, including enhancements to credit underwriting and credit approval, more comprehensive procedures to identify and evaluate troubled debt restructurings and a strengthening of the staffing and Board oversight for the Bank’s internal loan review function.  As a part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

Part II.     OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Section 1350 Certification

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 10, 2011	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 10, 2011	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)