Form 10-Q
period 2011-09-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2011-11-14
CIK 1159427

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 31, 2011 (the most recent practicable date), the registrant had outstanding 16,828,575 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition September 30, 2011 and December 31, 2010	21

	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2011 and 2010	22

	Consolidated Statements of Comprehensive Income (Loss) Three Months and Nine Months Ended September 30, 2011 and 2010	23

	Consolidated Statement of Changes in Stockholders’ Equity Nine Months Ended September 30, 2011	24

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010	25

	Notes to Consolidated Financial Statements	26

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4 -	Controls and Procedures	55

Part II.	Other Information

Item 1A -	Risk Factors	56

Item 6 -	Exhibits	56

Signatures		57

Part I. FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

	At or for the Quarter Ended						% Change September 30, 2011 from
	September 30,		December 31,		September 30,		December 31,		September 30,
	2011		2010		2010		2010		2010
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$17,287		$19,164		$20,049		(10	) %	(14	) %
Interest expense	5,335		6,759		6,773		(21)		(21)
Net interest income	11,952		12,405		13,276		(4)		(10)
Provision for loan losses	3,950		6,500		17,000		(39)		(77)
Net interest income after provision for loan losses	8,002		5,905		(3,724)		36		(315)
Non-interest income	3,200		4,200		3,060		(24)		5
Non-interest expense	10,425		12,608		10,984		(17)		(5)

Income (loss) before income taxes	777		(2,503)		(11,648)		NM		NM
Income tax expense (benefit)	-		8,318		(3,698)		NM		NM
Net income (loss)	$777		$(10,821)		$(7,950)		NM		NM

Effective dividend on preferred stock	639		633		633
Net income (loss) available to common shareholders	$138		$(11,454)		$(8,583)

Net Income (Loss) Per Common Share:
Basic	$0.01		$(0.68)		$(0.51)
Diluted	0.01		(0.68)		(0.51)

Selected Performance Ratios:
Return on average assets	0.20%		-2.55%		-1.91%
Return on average equity	3.24%		-39.43%		-27.07%
Net interest margin (1)	3.29%		3.14%		3.39%
Efficiency ratio (2)	68.80%		75.93%		67.24%

Asset Quality Ratios:
Nonperforming loans to period-end loans	7.30%		8.08%		8.29%
Nonperforming assets to total assets (3)	5.92%		6.60%		7.10%
Net loan charge-offs to average loans outstanding (annualized)	1.98%		4.10%		3.78%
Allowance for loan losses to period-end loans	2.66%		2.60%		2.95%
Allowance for loan losses to nonperforming loans	0.36	X	0.28	X	0.36	X

Capital Ratios:
Total risk-based capital	13.83%		11.75%		12.20%
Tier 1 risk-based capital	11.31%		9.35%		10.11%
Leverage ratio	8.21%		7.42%		8.45%
Equity to assets ratio	6.36%		5.58%		6.56%

Balance Sheet Data (End of Period):
Total assets	1,545,993		1,653,398		1,662,786		(6)		(7)
Loans	986,533		1,130,076		1,183,753		(13)		(17)
Deposits	1,229,180		1,348,419		1,317,610		(9)		(7)
Short-term borrowings	11,111		22,098		45,615		(50)		(76)
Long-term borrowings	197,557		182,686		182,728		8		8
Stockholders’ equity	98,288		92,341		109,094		6		(10)

Other Data:
Weighted average shares
Basic	16,830,099		16,812,380		16,812,625
Diluted	16,896,214		16,812,380		16,812,625
Period end outstanding shares	16,828,575		16,812,625		16,812,625
Number of banking offices	22		22		22
Number of full-time equivalent employees	289		301		308

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

In connection with the Consent Order executed with the FDIC and the NCCOB, the Federal Reserve notified the Company’s management and Board of Directors in the first quarter of 2011 that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve.  On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities.  The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.  As of September 30, 2011, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $1.9 million and $2.2 million, respectively.

Management’s Plans and Compliance Efforts

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.

•
As of September 30, 2011, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (39%) exceeding its scheduled reduction at its first measurement point (15% reduction by August 25, 2011) and exceeding its scheduled reduction of 35% at its second measurement point (by the one year anniversary of the Consent Order, February 25, 2012).

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

The Company has undertaken the following actions to comply with the Written Agreement:

•
In June 2011, the Company submitted its Capital Plan to maintain sufficient capital on a consolidated basis.  As of September 30, 2011, the Company maintained regulatory capital ratios in excess of the submitted Capital Plan’s minimum level.

•
During the first quarter of 2011, the Company suspended its regularly scheduled quarterly payments of interest on both issues of trust preferred securities and cash dividends on its preferred stock issued to the US Treasury.

The process of responding to the provisions of the Consent Order is well underway.  To date, management believes that the Company’s compliance efforts have been satisfactory and within the scheduled time frames.  Compliance efforts remain ongoing.

Summary of Third Quarter

Total assets decreased $16.0 million, or 1.0%, during the third quarter as loans declined for the twelfth consecutive quarter.  Loans outstanding decreased $51.8 million, or 5.0%, due to customer deleveraging, loan remediation activities and weak loan demand resulting from the prolonged economic downturn.  The allowance for loan losses decreased $1.1 million, or 4.0%, to $26.4 million during the quarter as the specific allowance requirements decreased $183 thousand to $2.1 million although the volume of impaired loans individually evaluated for impairment increased $12.0 million.  The decrease in the allowance reflected the reduction in loans outstanding and the aggressive charge-down of impaired loans.  Foreclosed assets decreased $3.9 million as $6.0 million in sales of properties and $315 thousand in writedowns offset the new foreclosed asset additions during the quarter.  The investment securities portfolio increased $46.9 million, or 13.1%, from funds generated by loan payoffs.  Total deposits were $1.23 billion at September 30, 2011, a decrease of $18.7 million, or 1.5%, from June 30, 2011.  The decrease in deposits was concentrated in time accounts which decreased $25.8 million sequentially; this decrease was partially offset by an increase of $10.1 million, or 7.9%, in demand deposits.  This decrease in interest bearing deposits reflects a convergence of factors, the largest of which was the $18.2 million in outflows of brokered deposits.  Other factors include the minor influence of overly price sensitive rate shoppers to management’s downward repricing of deposits and continued increases in deposit relationships through our business development efforts, including the small business banking initiative.  The increase in demand deposits minimized the decrease in the net interest margin which decreased 14 basis points during the quarter and four basis points year-over year.  We expect wholesale funding to decrease as the Company seeks to grow its core deposits as $29.0 million in brokered deposits are expected to mature or be called by year-end 2011.  Borrowings decreased $1.3 million, or 0.6%, from the prior quarter due primarily to decreased customer repurchase agreement activity.

Net interest income decreased $618 thousand, or 4.9%, for the third quarter compared to the second quarter 2011.  The interest rate environment remained stable in the third quarter as the Federal Reserve maintained the federal funds target rate consistent with the second quarter and changes in LIBOR rates were relatively minor.  Total interest income decreased $861 thousand, or 4.7%, while the cost of funds decreased $243 thousand, or 4.4%, compared to the previous quarter.  The sequential decrease in interest income was attributable to a $46.5 million decrease in average loan balances and a 20 basis point decline in the earning asset yields due to the shift in the earning asset mix from loans into lower yielding investments and overnight funds.  Interest expense declined primarily due to reduced cost of deposits as interest bearing deposit balances dropped significantly and the continued downward repricing of deposits.  The net interest margin decreased 14 basis points to 3.29% compared to 3.43% for the linked quarter and decreased ten basis points when compared to 3.39% for the third quarter of 2010.  Management expects that interest margin compression will continue in the near future due to, among other factors, (i) more competitive pricing for loans, (ii) a continuation of current balance sheet trends in loan portfolio reduction and earning asset mix shift, and (iii) less impactful opportunities to reduce the cost of funds due to the low current interest rate structure of deposits.

The Company’s provision for loan losses of $4.0 million increased from $3.7 million for the second quarter 2011 and decreased from $17.0 million for the third quarter of 2010.  The required level of provision was a result of increased net charge-offs of $5.1 million compared to $3.9 million in the second quarter.  Annualized net charge-offs increased to 1.98% of average loans in third quarter 2011 from 1.46% of average loans for second quarter 2011; however, net charge-offs decreased year-over-year from 3.78% of average loans for the third quarter 2010.  Nonperforming loans increased to $72.5 million, or 7.0% of loans, at September 30, 2011 from $66.8 million, or 6.42% of loans, at June 30, 2011.  Nonperforming assets increased to $91.6 million, or 5.92% of total assets, at September 30, 2011 from $89.8 million, or 5.75% of total assets, at June 30, 2011.  The allowance for loan losses of $26.4 million at September 30, 2011 represented 2.66% of total loans and 36% coverage of nonperforming loans at current quarter-end compared with 2.65% of total loans and 41% coverage of nonperforming loans at June 30, 2011.  We believe the allowance is adequate for losses inherent in the loan portfolio at September 30, 2011.

Non-interest income of $3.2 million decreased $334 thousand, or 9.5%, compared to $3.5 million for the prior quarter and increased $140 thousand, or 4.6%, compared to $3.1 million for the third quarter of 2010.  The major sequential changes in non-interest income included decreases of $451 thousand from Small Business Investment Corporation (SBIC), $128 thousand from service charges on deposit accounts, and $96 thousand from wealth management income partially offset by increases of $216 thousand in gains on sale of investment securities, $52 thousand in mortgage banking activities and $27 thousand in derivative activity and $46 thousand from other sources including $27 thousand from property rental.  The increase of $140 thousand in non-interest income compared to the same quarter in 2010 was primarily due to increased gains on sale of investment securities of $716 thousand and $592 thousand in derivative activity.  These comparative quarter increases were partially offset by decreases of $454 thousand from SBIC investments, $408 thousand from mortgage banking activities, $200 thousand from wealth management fees and $187 thousand from service charges.

Non-interest expense of $10.4 million in the third quarter of 2011 decreased $830 thousand, or 7.4%, from the prior quarter and decreased by $559 thousand, or 5.1%, compared with the year ago period.  Linked quarter expense reductions were achieved in several categories with the largest reductions attributable to a $318 thousand decrease in legal and professional fees, $218 thousand reduction in advertising, $161 thousand decrease in real estate appraisal expenses and $105 thousand decrease in foreclosed real estate related expenses.  Expense reductions were offset by a $137 thousand decrease in gains on sale of foreclosed property.  Non-interest expense decreased $559 thousand compared to the same quarter in 2010 primarily from reduced salary and employee benefits and reduced foreclosed asset related expense.

Financial Condition at September 30, 2011 and December 31, 2010

During the nine month period ending September 30, 2011, total assets declined $107.4 million, or 6.5%, to $1.55 billion.  The Company continued to emphasize improving the funding mix during a time of asset shrinkage due to slow loan demand.  A decrease of $143.5 million in loans was offset by a decrease of $119.2 million in deposits while borrowings increased $3.9 million to continue the Company’s balance sheet shrinkage.  Demand deposits increased $27.5 million during the nine month period while money market, NOW and savings accounts decreased $95.5 million.  Time deposits decreased $51.1 million as brokered deposits decreased $58.2 million; while customer time deposits increased $6.9 million.  The investment portfolio increased $51.5 million, or 14.6%, from the December 31, 2010 level.  The mix of investments changed with increases of $87.0 million in residential mortgage-backed securities and $32.9 million in other asset-backed securities partially offset by decreases of $53.5 million in US Government Agencies, $13.2 million in municipals and $1.7 million in other securities.

Total loans decreased $143.5 million, or 12.7%, during the nine month period with decreases in the following major categories:  $57.1 million, or 12.5%, in commercial real estate loans, $26.2 million, or 19.0%, in residential construction loans, $17.5 million, or 9.1%, in consumer loans, $15.3 million or 24.4%, in residential lots and $27.4 million in other loans.  The decrease in loans outstanding during the period can be attributed to loan remediation activities and continued slowdown in loan demand during these difficult economic times.  For the third quarter 2011, the allowance decreased $1.1 million with a provision of $4.0 million and net charge-offs of $5.1 million.  Net charge-offs increased from the second quarter total of $3.9 million while the provision increased due to factors discussed in the Asset Quality section below.  The allowance for loan losses decreased $3.2 million compared to September 30, 2010 due to a significantly lower level of loans, a lower level of specific allowances required and higher level of general allowances required by a change in the calculation of our historical loss experience which was initiated in third quarter of 2010.

At September 30, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.21%, 11.31% and 13.83%, respectively.  As of September 30, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.76%, 12.08% and 13.35%, respectively.  Our capital position remains in excess of our required regulatory capital ratios, including the capital requirements pursuant to the Consent Order.  See Note 2 to the financial statements for an update on compliance with the Consent Order.  Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase.  Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years.  Such matters could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.  While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis.  Based on our evaluations and requirements, the Company may seek other sources of capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  At September 30, 2011, our stockholders’ equity totaled $98.3 million, an increase of $5.9 million compared to December 31, 2010.  The increase is primarily the result of $2.1 million in net income and $3.6 million in unrealized gains on securities available for sale.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net Income (Loss). Our net income from operations of $777 thousand and $138 thousand after accounting for preferred dividends of $639 thousand for the three months ended September 30, 2011 improved $8.7 million from the same three month period in 2010.  Net income per share available to common shareholders was $0.01 per share, both basic and diluted, for the three months ended September 30, 2011 as compared with a $0.51 loss per share, both basic and diluted, for the same period in 2010.  Net interest income for the third quarter of 2011 was $12.0 million, down $1.3 million, or 10.0%, compared with the third quarter 2010, primarily due to an $113.7 million decrease in the average balance of interest earning assets.  The net interest margin of 3.29% declined ten basis points from the year ago period.  The shift in the mix of earning assets from loans to lower yielding investments and overnight funds and the impact of the increase in nonaccrual loans had the main influences on the decrease in net interest income which was partially offset by the impact of the continued downward repricing of deposits.  The primary factor for returning to profitable operating income in the third quarter 2011 was the reduced level of asset quality costs, including a provision for loan losses of $4.0 million compared to $17.0 million for the third quarter of 2010.  Non-interest income was $3.2 million during the third quarter of 2011, which represents an increase of 4.6% from non-interest income of $3.1 million reported in the comparable period in 2010.  Non-interest expense declined $559 thousand year-over-year with reductions in personnel expense and professional fees continuing to be significant factors.

Net Interest Income. During the three months ended September 30, 2011, our net interest income was $12.0 million, a decrease of $1.3 million, or 9.97%, over the third quarter 2010.  Interest income decreased $2.7 million from reduced level of interest earning assets.  This reduction in our interest income exceeded the $1.4 million decrease in interest expense from reduced interest bearing deposit volume, repricing of deposits and the reduction in borrowing costs.

The average yield on interest-earning assets in the third quarter of 2011 decreased 35 basis points to 4.76% compared to the third quarter 2010 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities.  The lower interest rate environment has also impacted our funding costs.  Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature.  Over the past year and particularly during the past nine months, management repriced all of our deposits downward to continue to lower our funding cost while remaining competitive.  Our cost of average interest bearing liabilities for the third quarter of 2011 decreased 29 basis points to 1.62% compared to the third quarter of 2010.  For the third quarter 2011, our net interest margin of 3.29% decreased ten basis points from 3.39% for the third quarter of 2010.  While the prime rate and federal funds rate have been constant throughout the third quarter of 2011, short term market interest rates such as LIBOR increased during the course of the third quarter of 2011.

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

	Three Months			Three Months
	Ended September 30, 2011			Ended September 30, 2010
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,012,969	$14,215	5.57%	$1,209,013	$17,202	5.64%
Investment securities available for sale	330,809	2,465	2.96%	299,642	2,614	3.46%
Investment securities held to maturity	44,729	577	5.12%	16,659	215	5.12%
Federal funds sold and overnight deposits	53,118	30	0.22%	30,009	18	0.24%

Total interest earning assets	1,441,625	17,287	4.76%	1,555,323	20,049	5.11%
Other assets	109,373			96,584
Total assets	$1,550,998			$1,651,907

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$482,007	$634	0.52%	$607,112	$1,320	0.86%
Time deposits greater than $100K	214,746	602	1.11%	145,788	788	2.14%
Other time deposits	402,457	1,825	1.80%	402,271	2,267	2.24%
Short-term borrowings	16,592	67	1.60%	67,506	246	1.45%
Long-term borrowings	193,091	2,207	4.53%	182,742	2,152	4.67%

Total interest bearing liabilities	1,308,893	5,335	1.62%	1,405,419	6,773	1.91%

Demand deposits	136,562			120,359
Other liabilities	10,379			9,628
Stockholders' equity	95,164			116,501

Total liabilities and stockholders' equity	$1,550,998			$1,651,907

Net interest income and net interest spread		$11,952	3.14%		$13,276	3.20%
Net interest margin			3.29%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.14%			110.67%

Provision for Loan Losses. The Company recorded a $4.0 million provision for loan losses for the quarter ended September 30, 2011, representing a decrease of $13.0 million from the $17.0 million provision for the third quarter of 2010.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality” below.  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.98% for the quarter ended September 30, 2011, compared with 3.78% for the quarter ended September 30, 2010.

Non-Interest Income.  For the three months ended September 30, 2011, non-interest income increased $140 thousand, or 4.6%, to $3.2 million from $3.1 million for the same period in 2010 primarily as a result of increased gains on the sales of investment securities of $716 thousand, and derivative market valuation adjustments of $592 thousand.  Insufficient fund, or NSF, charges continued their trend decreasing $200 thousand based on a reduction in transaction volumes as other service charges, primarily debit card charges, increased $39 thousand based on the increase in debit card transaction volume.  Income from SBIC activities decreased $454 thousand due to a $418 thousand loss on the SBIC’s investment in one portfolio company.  Mortgage banking income and wealth management fees decreased $408 thousand and $200 thousand, respectively, on reduced production and sales volumes.

Non-Interest Expense. For the three months ended September 30, 2011, non-interest expenses decreased $559 thousand or 5.1%, over the same period in 2010 primarily due to decreases in personnel costs, legal and professional fees and real estate appraisal expenses while FDIC deposit insurance premiums have increased.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $551 thousand, or 11.0%, in salary and employee benefit expense through a company-wide salary freeze and eliminating the employer 401(k) matching contribution effective January 1, 2011.  Expenses related to foreclosed property began to moderate but continued to be significant with foreclosed asset write-downs increasing to $315 thousand during the third quarter of 2011 compared to $123 thousand in the third quarter of 2010.  This increase was offset by reduced ongoing foreclosed asset related operating expenses which decreased $189 thousand year-over-year.  The Company’s FDIC deposit insurance premiums increased $330 thousand as a result of the previously announced Consent Order and will remain at the higher rates until the Consent Order is no longer in effect.  Professional fees decreased $125 thousand and legal fees, incurred primarily to assist in the resolution of problem credits, decreased $86 thousand compared to the comparative quarter in the prior year.  Occupancy and equipment expense decreased $12 thousand compared to the third quarter of 2010 due to decreased depreciation of equipment and other equipment expenses.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the quarter ending September 30, 2011 compared to income tax benefit of $3.7 million for third quarter 2010.  The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward.  No income tax expense is expected until future earnings exceed the NOL carry forward.  The $14.6 million deferred tax asset valuation allowance recorded as of December 31, 2010 remained at the same level at the end of the third quarter of 2011.  The $3.7 million income tax benefit for third quarter 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $1.0 million increase in the valuation allowance related to our ability to realize net deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net Income (Loss).  Our net income after preferred dividends for the nine months ended September 30, 2011 was $161 thousand, compared to a $14.2 million net loss for the nine months ended September 30, 2010.  Net interest income decreased $2.6 million, or 6.5%, compared to the 2010 nine month period as net interest margin declined four basis points due to decreased yields on loans and the shift in mix of earning assets from loans to lower yielding securities and overnight funds while continuing the downward repricing of deposits and borrowings.  The provision for loan loss continued to be the most significant factor in improved profitability, decreasing $20.8 million, or 63.9%, compared to the prior year period.  Non-interest income decreased $1.8 million, or 15.5%, compared to the prior nine month period with significant differences between the two periods discussed below.  Non-interest expense decreased $2.0 million, or 5.7%, year-over-year.  The largest increase in non-interest expense for the nine month period was $1.3 million for FDIC deposit insurance premiums while the largest decrease was in salaries and benefits which decreased significantly through a reduction in staff and cost savings programs discussed below.

Net Interest Income.  During the nine months ended September 30, 2011, our net interest income totaled $37.4 million, a year-over-year decrease of $2.6 million, or 6.5%.  The primary reasons for this decrease were the $84.1 million reduction in the average balance of earning assets and the shift in the mix of earning assets from loans to lower yielding investment securities and overnight funds.  The impact of these two factors was partially mitigated through the downward repricing of deposits and borrowings as well as an improved funding mix as previously mentioned.  Our average yield on interest-earning assets decreased 36 basis points to 4.90% for the first nine months of 2011 compared to the same period in 2010.  Declining rates have also impacted our funding costs for the first nine months of 2011, as funding costs decreased 34 basis points to 1.66% from 2.00% for the comparable period a year ago.  Average interest bearing liabilities decreased $81.1 million, or 6.0%, to $1.36 billion from $1.44 billion for the nine month period ended September 2010.  Average demand deposits increased $12.8 million, or 10.9%, year-over-year.  For the nine months ended September 30, 2011, our net interest spread decreased two basis points compared to the prior year at 3.24% while our net interest margin was 3.38% compared to 3.42% for the prior year period.

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

	Nine Months			Nine Months
	Ended September 30, 2011			Ended September 30, 2010
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$1,061,036	$44,731	5.64%	$1,213,497	$52,162	5.75%
Investment securities available for sale	316,089	7,518	3.18%	312,066	8,861	3.80%
Investment securities held to maturity	47,784	1,744	4.88%	11,628	426	4.90%
Federal funds sold and over night deposits	52,496	141	0.36%	24,313	25	0.15%

Total interest earning assets	1,477,405	54,134	4.90%	1,561,504	61,474	5.26%
Other assets	110,444			119,398
Total assets	$1,587,849			$1,680,902

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$506,808	$2,245	0.59%	$606,575	$4,508	0.99%
Time deposits greater than $100K	220,426	1,758	1.07%	173,623	1,895	1.46%
Other time deposits	410,433	5,973	1.95%	391,202	7,663	2.62%
Short-term borrowings	15,545	180	1.55%	73,426	933	1.70%
Long-term borrowings	201,346	6,625	4.40%	190,879	6,520	4.57%

Total interest bearing liabilities	1,354,558	16,781	1.66%	1,435,705	21,519	2.00%

Demand deposits	130,325			117,542
Other liabilities	9,844			9,303
Stockholders' equity	93,122			118,352

Total liabilities and stockholders' equity	$1,587,849			$1,680,902

Net interest income and net interest spread		$37,353	3.24%		$39,955	3.26%
Net interest margin			3.38%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.07%			108.76%

Provision for Loan Losses. The Company recorded an $11.8 million provision for loan losses for the nine months ended September 30, 2011, representing a decrease of $20.7 million from the $32.5 million provision for the comparable period of 2010.  The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period.  Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”  On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.88% for the nine month period ended September 30, 2011, compared with 2.98% for the period ended September 30, 2010.

Non-Interest Income.  For the nine months ended September 30, 2011, the Company reported non-interest income of $9.6 million compared to $11.4 million for the first nine months of 2010, a decrease of $1.8 million, or 15.5%.  The year-over-year decrease of $708 thousand in SBIC income resulted from the loss on the SBIC’s investment in one portfolio company during 2011 while no comparable loss occurred during 2010.  Mortgage banking income decreased $571 thousand, or 38.9%, as new loan origination activity slowed during the 2011 period.  Investment brokerage income decreased $436 thousand during the 2011 period on decreased brokerage transaction volume.  The year-over-year decrease in service charges on deposits of $394 thousand was attributable to a $527 thousand decrease in NSF fees while debit card income increased $182 thousand reflecting the trend of more customer transactions being completed electronically and fewer checks being written.  Gains on sales of investment securities decreased $188 thousand, or 7.9%, year-over-year as management actively managed the investment portfolio and sold investment securities that met certain criteria.  Losses from derivative activity decreased $237 thousand, or 52.3%, for the period although a $384 thousand mark to market charge on the trust preferred interest rate swap transaction was incurred during the current year.  As previously discussed in the second quarter 2011, the change of that interest rate swap to an ineffective status disqualified the instrument from hedge accounting, requiring a first quarter 2011 mark-to-market adjustment of $384 thousand.  In the first quarter of 2010, the Company recognized a $186 thousand other than temporary impairment charge while no other than temporary impairment charge has been recognized during 2011.

Non-Interest Expense. For the nine months ended September 30, 2011, the Company reported non-interest expense of $33.2 million compared to $35.2 million for the first nine months of 2010, a decrease of $2.0 million, or 5.7%.  Through a reduction in staff and cost savings programs initiated in prior quarters, management decreased discretionary spending, saving $2.0 million in salary and employee benefit expense from staff reductions and the aforementioned programs including a company-wide salary freeze and the elimination of the employer 401(k) matching contribution.  Writedowns and other expenses related to foreclosed property were $2.0 million for 2011 compared to $2.5 million in the 2010 period, a decrease of $500 thousand.  Gains on the sale of foreclosed assets had a positive impact on earnings totaling $563 thousand for 2011 compared to $452 thousand for 2010 as the volume of additions to foreclosed assets and their sales volume increased year-over-year.  The Company started a new program during 2008 to help builders sell their inventory of bank-financed houses that had been on the market for 12 months or more.  The cost for this program totaled $413 thousand for the first nine months of 2010.  The program completed its original goal and was not offered after the second quarter of 2010.  The Company’s FDIC deposit insurance premiums increased $1.3 million year-over-year due to the Consent Order with the FDIC previously discussed.  Legal fees increased $224 thousand for the nine months ended September 30, 2011 compared to last year due to the increased level of problem assets for resolution in 2011.  Other professional fees decreased $70 thousand compared to the prior nine month period for services relating to regulatory compliance and external loan review.  Occupancy and equipment expense decreased $178 thousand compared to the third quarter of 2010 due to decreases in equipment, furniture and fixture leases and equipment depreciation.

Provision for Income Taxes.  The Company recorded no income tax expense or benefit for the nine months ended September 30, 2011 compared to income tax benefit of $4.0 million for the 2010 period.  The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward.  No income tax expense or benefit is expected until future earnings exceed the NOL carry forward.  The $14.6 million deferred tax asset valuation allowance recorded as of December 31, 2010 remained at the same level at the end of the third quarter of 2011.  The $3.0 million income tax benefit for third quarter 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $4.0 million increase in the valuation allowance related to our ability to realize net deferred tax assets.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities particularly in light of the expected continued balance sheet shrinkage through loan remediation activities and continued slowdown in loan demand.  During the nine months ended September 30, 2011, $58.2 million of brokered deposits matured and were repaid.  We expect an additional $29.0 million in brokered deposits to mature or be called by December 31, 2011.  Under the provisions of the Consent Order, the Bank may not renew, rollover or replace these brokered deposits at their call or maturity.  Investment securities totaled $404.3 million at September 30, 2011, an increase of $51.4 million from $352.9 million at December 31, 2010.  As of September 30, 2011, there were $158.1 million in unpledged securities collateral.  In addition, management has increased our balances at the Federal Reserve Bank to $24.0 million at September 30, 2011 versus our reserve requirement of $5.9 million for the applicable period.  Supplementing liquid assets and customer deposits as a source of funding, we have available a line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $15.0 million.  We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $385.9 million as of September 30, 2011 with lendable collateral value of $313.1 million and current outstanding borrowings of $76.7 million.  At September 30, 2011, we had funding of $80.0 million in the form of term repurchase agreements with maturities from two to seven years under repurchase lines of credit from various institutions.  The repurchases must be and are adequately collateralized.  We also had short-term repurchase agreements with total outstanding balances of $6.1 million and $4.8 million at September 30, 2011 and December 31, 2010, respectively, all of which were done as accommodations for our deposit customers.  At September 30, 2011, our outstanding commitments to extend credit consisted of loan commitments of $111.2 million and amounts available under home equity credit lines, other credit lines and letters of credit of $90.3 million, $8.6 million and $7.5 million, respectively.  We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we have relied heavily on certificates of deposits as a source of funds.  While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base.  As discussed above, the Bank shall not accept, renew or rollover any brokered deposits.  During the nine months of 2011, brokered deposits decreased $58.2 million as maturing brokered deposits were not renewed.  Year-over-year demand deposits increased $18.4 million, or 15.4%.  In addition, time deposits increased $5.8 million, or 1.0%, on a year-over-year basis; while money market, savings and NOW accounts decreased $112.6 million, or 18.8%.  Interest bearing transaction accounts decreased significantly as customers focused on yield improvement which was available with certificates of deposit.  Savings accounts decreased $1.3 million during the third quarter and $17.5 million year-over-year.  This decrease is attributed to customer withdrawals due to a reduction in rate from our internet based Ready Saver account which had strong growth throughout 2010.  Certificates of deposits represented 49.2% of our total deposits at September 30, 2011, an increase from 45.4% at September 30, 2010.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this cumulative preferred stock.   Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.  Interest on the past due payments is now also being accrued.  As of September 30, 2011, the total amount of cumulative dividends owed to the US Treasury was $1.9 million.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock.  Through December 5, 2008 (the date of our participation in the CPP), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans.  During the third quarter of 2011, there were no repurchases.  Under the provisions of the CPP, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

At September 30, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.21%, 11.31% and 13.83%, respectively, which exceeded the minimum requirements for a “well-capitalized” bank holding company.  As of September 30, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.76%, 12.08% and 13.35%, respectively.  The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital.  Our capital position remains in excess of our regulatory capital requirements pursuant to the Consent Order.  In addition to utilizing balance sheet shrinkage through net loan run-off and the reduction in brokered deposits and ways to improve Bank profitability, the Company is currently considering various strategies such as: asset sales, plans for capital injections, and taking action to restructure the risk weighting of assets in order to achieve and maintain compliance with the terms of the Consent Order.  As of September 30, 2011, the parent holding company had $5.7 million in cash available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

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

Nonperforming Assets

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) a $5.7 million increase in nonperforming loans; 2) a slight sequential increase in 30-89 delinquencies, however, a significant improvement over the prior year level; 3) a sequential decrease in adversely classified loans, and 4) the continued reduction in the higher risk loan segments of aged speculative construction and land acquisition and development loans.

The following is a summary of nonperforming assets at the periods presented:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
	(Amounts in thousands)
Nonaccrual loans	$39,587	$45,381	$53,304	$63,168	$76,600
Restructured loans - nonaccruing	32,870	21,422	20,437	28,609	15,498
Total nonperforming loans	72,457	66,803	73,741	91,777	92,098

Foreclosed assets	19,114	23,022	23,060	17,314	19,385

Total nonperforming assets	$91,571	$89,825	$96,801	$109,091	$111,483

Restructured loans in accruing status not included above	$22,214	$15,471	$13,488	$12,117	$6,611

Nonperforming loans increased to $72.5 million, or 7.30% of total loans, at September 30, 2011 compared to $66.8 million, or 6.42% of loans, at June 30, 2011.  This $5.7 million increase in nonperforming loans is after the impact of $5.1 million in net charge-offs during the third quarter.  Of the $5.8 million in gross charge-offs during the quarter, $1.9 million, or 32%, were attributable to further deterioration in real estate values upon the reappraisal of the underlying collateral on existing nonperforming loans and $736 thousand in charge-offs were due to short sales or deficiency settlements.  During the quarter, one lending relationship totaling $10.2 million was restructured and placed on nonaccrual status.  The volume of new gross additions to nonaccrual loans for the third quarter of 2011 was $21.4 million, an increase of $5.9 million over the $15.5 million second quarter 2011 volume of gross additions to nonaccrual loans.  Foreclosed assets decreased $3.9 million, or 17%, sequentially as $6.0 million in sales of foreclosed properties and $315 thousand in writedowns mitigated the impact of $2.4 million in new foreclosed asset additions during the third quarter 2011.

The following table sets forth a breakdown of nonperforming loans as of September 30, 2011, by loan segment.

	September 30,	June 30,	March 31,	December 31,	September 30,
Nonperforming loans	2011	2011	2011	2010	2010
	(Amounts in thousands)
Construction	$16,412	$13,424	$16,987	$26,256	$32,227
Commercial real estate	31,035	28,730	20,079	22,086	21,866
Commercial and industrial	5,524	3,917	6,846	10,642	13,414
Residential lots	8,717	8,806	18,281	19,192	20,437
Consumer	10,769	11,926	11,548	13,601	4,154
Total nonperforming loans	$72,457	$66,803	$73,741	$91,777	$92,098

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at September 30, 2011.  This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$17,894	$17,849	$673	$31,935	$26,234	$44,083	$43,410
Commercial
Commercial and industrial	802	802	365	5,322	3,606	4,408	4,043
Commercial line of credit	498	498	18	1,156	1,109	1,607	1,589
Residential real estate
Residential construction	-	-	-	20,288	16,867	16,867	16,867
Residential lot loans	1,034	1,034	224	11,596	8,377	9,411	9,187
Raw land	-	-	-	3,831	1,487	1,487	1,487
Home equity lines	1,070	1,043	398	683	568	1,611	1,213
Consumer loans	4,216	4,086	455	4,183	3,387	7,473	7,018

Total	$25,514	$25,312	$2,133	$78,994	$61,635	$86,947	$84,814

The recorded investment in loans that were considered individually impaired was $86.9 million and $87.1 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the largest non-accrual balance of any one borrower was $5.3 million, with the average balance for the two hundred fifteen non-accrual loans being $337 thousand.  At September 30, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $25.3 million, with a corresponding valuation allowance of $2.1 million.  Compared with June 30, 2011, the recorded investment in impaired loans requiring a specific valuation allowance at September 30, 2011 increased $11.9 million while the corresponding specific valuation allowance increased only by $183 thousand.  In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank, while the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date.  For these impaired loans as of September 30, 2011, amounts charged off to date were $17.6 million, or 16.8% of the unpaid principal balances.  Included in the table above, $19.7 million out of the total of $22.2 million of accruing troubled debt restructured loans were also individually evaluated as they exceeded the evaluation scope of $200,000 per loan.  The results of the individual evaluation of the $19.7 million in accruing troubled debt restructured loans indicated that $10.0 million of these loans required a specific allowance of $402 thousand.

For loan modifications and in particular, troubled debt restructurings (TDRs), the Company generally utilizes its own loan modification programs whereby the borrower is provided one or more of the following concessions: interest rate reduction, extension of payment terms, forgiveness of principal or other modifications.  The Company has a small residential mortgage portfolio without the need to utilize government sponsored loan modification programs.  The primary factor in the pre-modification evaluation of a troubled debt restructuring is whether such an action will increase the likelihood of achieving a better result in terms of collecting the amount owed to the Bank.

As illustrated in one of the tables in Note 4 to the financial statements, during the nine months ended September 30, 2011, the following concessions were made on 89 loans for $42.1 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 43% (21 loans for $18.0 million);
•	Extension of payment terms for 50% (65 loans for $21.2 million);
•	Forgiveness of principal for 5% (1 loan for $1.9 million); and
•	Other for 2% (2 loans for $0.9 million).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

Of the total of 133 loans for $62.3 million which were modified as TDRs during the twelve months ended September 30, 2011, there were payment defaults (where the modified loan was past due thirty days or more) of $11.7 million, or 18.8% of the total, and $18.7 million, or 30.0% of the total, respectively, during the three months and nine months ended September 30, 2011.

On these TDRs (133 loans for $62.3 million) during the twelve months ended September 30, 2011, the following represents the success or failure of these concessions during the past year:

•	61.5% are paying as restructured;
•	25.0% have been reclassified to nonaccrual;
•	10.6% have defaulted and/or been foreclosed upon; and
•	2.9% have paid in full.

For a further breakdown of the successes and failures of each type of concession/modification, see the table in Note 4 to the financial statements.

In addition to nonperforming loans, there were $110.9 million of loans at September 30, 2011 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $118.4 million at December 31, 2010.  See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications.  Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired.  Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the total exposure should they become nonperforming.  Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets as of September 30, 2011 by nature of the property.

	September 30,	June 30,	March 31,	December 31,	September 31,
Foreclosed assets	2011	2011	2011	2010	2010
	(Amounts in thousands)
Residential construction, land development and other land	$11,617	$14,360	$14,837	$13,719	$11,048
Commercial construction	1,196	1,196	1,196	1,196	1,884
1 - 4 family residential properties	2,453	1,245	756	991	4,969
Nonfarm nonresidential properties	3,808	6,221	6,221	1,353	1,260
Multi-family properties	40	-	50	50	160
Repossessed equipment	-	-	-	5	64
Total foreclosed assets	$19,114	$23,022	$23,060	$17,314	$19,385

Foreclosed assets decreased $3.9 million during the third quarter of 2011 as sales proceeds of $6.1 million produced realized gains of $73 thousand while foreclosures during the quarter totaled $2.4 million and writedowns were $315 thousand.  The largest addition during the quarter was $610 thousand for one house and four lots while one nonfarm nonresidential property with a basis of $2.7 million was sold.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio.  The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2011		2011		2011		2010		2010
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies:
30 - 89 days past due	$4.5	0.46%	$4.3	0.41%	$3.4	0.31%	$5.5	0.48%	$8.9	0.75%

Loans classified substandard or doubtful	$205.6	20.72%	$210.0	20.19%	$214.3	19.76%	$219.9	19.36%	$237.6	19.95%

Nonperforming loans	$72.5	7.30%	$66.8	6.42%	$73.7	6.80%	$91.8	8.08%	$98.7	8.29%

Delinquency is viewed as one of the leading indicators for credit quality.  While the Company’s 30-89 day past due statistic increased by $253 thousand to $4.5 million, or 0.46% of total loans, at September 30, 2011, this metric has declined year-over-year and sequentially compared with two of the last four quarter end statistics since September 30, 2010.  The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

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

	September 30,		June 30,		March 31,		December 31,
	2011		2011		2011		2010
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
	(Amounts in millions)
Special Mention	$100.0	10.1%	$104.1	10.0%	$135.6	12.5%	$139.0	12.3%
Substandard and Doubtful	205.6	20.8%	210.0	20.2%	214.3	19.8%	219.9	19.5%
	$305.6	30.9%	$314.1	30.2%	$349.9	32.3%	$358.9	31.8%

The $4.4 million, or 2%, decrease in adversely classified loans from June 30, 2011 to September 30, 2011, as well as the decrease in special mention loans, was due to ongoing loan remediation efforts partially mitigated by portfolio downgrades during the quarter.

The following table is a further breakdown of the certain classified loans by loan class at September 30, 2011 along with an indicator of the overall credit quality of each loan class denoted by the weighted average risk grade.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.93	$49,836	$82,570
Commercial
Commercial and industrial	4.94	10,507	19,258
Commercial line of credit	4.59	5,227	5,181
Residential real estate
Residential construction	5.24	11,920	36,820
Residential lots	6.20	5,310	30,993
Raw land	5.36	989	4,811
Home equity lines	3.66	2,264	5,979
Consumer	4.17	13,969	19,963
		$100,022	$205,575

Compared with June 30, 2011, the above mentioned weighted average risk grades, within these loan classes and in the aggregate, have not changed significantly.

In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral.  Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans.  Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers.  Approximately $1.9 million, or 32%, of the $5.8 million in gross charge-offs during this quarter were attributable to further deterioration in real estate values of underlying collateral on existing nonperforming loans upon reappraisal.

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories.  As of September 30, 2011, speculative construction loans on our books more than twelve months amounted to $13.8 million, or 43.8%, of the total speculative residential construction loan portfolio of $31.5 million.  This speculative residential construction portfolio has decreased from $38.2 million at December 31, 2010 and decreased from $46.2 million at September 30, 2010.  Land acquisition and development loans on our books for more than twenty-four months at September 30, 2011 amounted to $38.2 million, or 78.4%, of that $48.7 million portfolio.  The land acquisition and development portfolio has decreased from $59.4 million as of December 31, 2010 and decreased from $53.7 million as of September 30, 2010.

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

As discussed herein, management has undertaken various initiatives since mid-year 2010 in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review; and
•	Enhancing our internal and external loan review protocol.

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended September 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)
Beginning balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511
Provision	2,446	552	(59)	298	713	3,950
Charge-offs	(1,389)	(809)	(2,504)	(107)	(1,031)	(5,840)
Recoveries	132	140	318	3	195	788
Ending balance	$8,072	$3,551	$10,072	$1,665	$3,049	$26,409

The following table shows, by loan segment, an analysis of the allowance for loan losses for the nine months ended September 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	5,752	1,620	1,655	782	1,941	11,750
Charge-offs	(5,466)	(2,638)	(6,512)	(748)	(3,097)	(18,461)
Recoveries	1,083	415	1,395	138	509	3,540
Ending balance	$8,072	$3,551	$10,072	$1,665	$3,049	$26,409

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated.  The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At September 30, 2011		At June 30, 2011		At March 31, 2011		At December 31, 2010
		% of		% of		% of		% of
By Loan Class	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL
	(Amounts in thousands)
Commercial real estate	$8,072	30.6%	$6,883	25.0%	$6,262	22.6%	$6,703	22.7%
Commercial
Commercial and industrial	2,504	9.5%	2,461	8.9%	2,291	8.3%	2,226	7.5%
Commercial line of credit	1,047	4.0%	1,207	4.4%	1,302	4.7%	1,928	6.5%
Residential real estate
Residential Construction	5,559	21.0%	7,114	25.9%	7,131	25.8%	7,451	25.2%
Residential lots	4,295	16.3%	4,975	18.1%	5,441	19.7%	5,576	18.9%
Raw land	218	0.8%	228	0.8%	525	1.9%	507	1.7%
Home equity lines	1,665	6.3%	1,471	5.3%	1,759	6.3%	1,493	5.0%
Consumer	3,049	11.5%	3,172	11.6%	2,953	10.7%	3,696	12.5%
	$26,409	100.0%	$27,511	100.0%	$27,664	100.0%	$29,580	100.0%

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	Sepember 30,	December 31,
	2011	2010 *
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$23,062	$16,584
Federal funds sold and overnight deposits	33,862	49,587
Investment securities
Available for sale, at fair value	359,624	310,653
Held to maturity, at amortized cost	44,716	42,220
Federal Home Loan Bank stock	7,381	8,750

Loans held for sale	5,750	5,991

Loans	986,533	1,130,076
Allowance for loan losses	(26,409)	(29,580)
Net Loans	960,124	1,100,496

Premises and equipment, net	38,878	40,550
Foreclosed assets	19,114	17,314
Other assets	53,482	61,253

Total Assets	$1,545,993	$1,653,398
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$137,599	$110,114
Money market, NOW and savings	487,393	582,878
Time	604,188	655,427
Total Deposits	1,229,180	1,348,419

Short-term borrowings	11,111	22,098
Long-term borrowings	197,557	182,686
Other liabilities	9,857	7,854

Total Liabilities	1,447,705	1,561,057

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at September 30, 2011 and December 31, 2010	41,766	41,453
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,828,575 shares at September 30, 2011 and 16,812,625 shares at December 31, 2010	119,481	119,408
Retained earnings (accumulated deficit)	(65,318)	(67,082)
Accumulated other comprehensive income (loss)	2,359	(1,438)
Total Stockholders’ Equity	98,288	92,341

Total Liabilities and Stockholders' Equity	$1,545,993	$1,653,398

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$14,215	$17,202	$44,731	$52,162
Investment securities available for sale	2,465	2,615	7,518	8,861
Investment securities held to maturity	577	215	1,744	426
Federal funds sold and overnight deposits	30	17	141	25
Total Interest Income	17,287	20,049	54,134	61,474
Interest Expense
Money market, NOW and savings deposits	634	1,320	2,245	4,508
Time deposits	2,427	3,055	7,731	9,558
Borrowings	2,274	2,398	6,805	7,453
Total Interest Expense	5,335	6,773	16,781	21,519
Net Interest Income	11,952	13,276	37,353	39,955

Provision for Loan Losses	3,950	17,000	11,750	32,500
Net Interest Income (Loss) After Provision for Loan Losses	8,002	(3,724)	25,603	7,455
Non-Interest Income
Service charges and fees on deposit accounts	1,453	1,640	4,522	4,916
Income from mortgage banking activities	343	751	897	1,468
Investment brokerage and trust fees	224	424	732	1,168
Gain on sale of investment securities	740	24	2,208	2,396
Net impairment loss recognized in earnings	-	-	-	(186)
Other	440	221	1,278	1,643
Total Non-Interest Income	3,200	3,060	9,637	11,405
Non-Interest Expense
Salaries and employee benefits	4,482	5,033	13,796	15,823
Occupancy and equipment	1,828	1,839	5,472	5,650
FDIC deposit insurance	891	561	2,956	1,662
Foreclosed asset related	531	528	2,046	2,551
Other	2,693	3,023	8,893	9,474
Total Non-Interest Expense	10,425	10,984	33,163	35,160

Income (Loss) Before Income Taxes	777	(11,648)	2,077	(16,300)

Income Tax (Benefit) Expense	-	(3,698)	-	(4,000)
Net Income (Loss)	777	(7,950)	2,077	(12,300)
Effective Dividend on Preferred Stock	639	633	1,916	1,898
Net Income (Loss) Available to Common Shareholders	$138	$(8,583)	$161	$(14,198)

Net Income (Loss) Per Common Share
Basic	$0.01	$(0.51)	$0.01	$(0.84)
Diluted	0.01	(0.51)	0.01	(0.84)

Weighted Average Common Shares Outstanding
Basic	16,830,099	16,812,625	16,829,966	16,811,122
Diluted	16,896,214	16,812,625	16,897,742	16,811,122

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net income (loss)	$777	$(7,950)	$2,077	$(12,300)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	5,242	1,056	8,040	4,271
Tax effect	(2,021)	(407)	(3,100)	(1,646)
Reclassification of gains recognized in net income	(740)	(24)	(2,208)	(2,396)
Tax effect	285	10	851	924
Reclassification of impairment on equity securities	-	-	-	186
Tax effect	-	-	-	(72)
Net of tax amount	2,766	635	3,583	1,267
Cash flow hedging activities:
Unrealized holding (gains) losses on cash flow hedging activities	(112)	(187)	(262)	(795)
Tax effect	45	72	102	306
Reclassification of (gains) losses recognized in net income (loss), net:
Reclassified into income	76	71	610	221
Tax effect	(30)	(27)	(236)	(85)
Acquisition premium on interest rate cap contract, net of amortization	-	(5)	-	(11)
Tax effect	-	2	-	4
Net of tax amount	(21)	(74)	214	(360)

Total other comprehensive income	2,745	561	3,797	907

Comprehensive income (loss)	$3,522	$(7,389)	$5,874	$(11,393)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated Deficit)	Comprehensive Income (loss)	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2010	42,750	$41,453	16,812,625	$119,408	$(67,082)	$(1,438)	$92,341
Net income	-	-	-	-	2,077	-	2,077
Other comprehensive income, net of tax	-	-	-	-	-	3,797	3,797
Restricted stock issued	-	-	15,950	-	-	-	-
Stock-based compensation	-	-	-	73	-	-	73
Preferred stock accretion of discount	-	313	-	-	(313)	-	-

Balance at September 30, 2011	42,750	$41,766	16,828,575	$119,481	$(65,318)	$2,359	$98,288

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income (loss)	$2,077	$(12,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,358	3,241
Provision for loan losses	11,750	32,500
Net proceeds from sales of loans held for sale	45,002	70,465
Originations of loans held for sale	(43,864)	(73,133)
Gain from mortgage banking	(897)	(1,468)
Stock-based compensation	73	93
Net increase in cash surrender value of life insurance	(823)	(803)
Realized gain on sale of available for sale securities, net	(2,208)	(2,396)
Realized loss on impairment of investment securities available for sale	-	186
Realized (gain) loss on sale of premises and equipment	(4)	11
(Gain) loss on economic hedges	216	453
Realized gain on sales of foreclosed assets	(563)	(452)
Writedowns in carrying values of foreclosed assets	1,227	1,198
Changes in assets and liabilities:
(Increase) decrease in other assets	6,396	(1,705)
Increase in other liabilities	1,787	(675)
Total Adjustments	21,450	27,515

Net Cash Provided by (Used in) Operating Activities	23,527	15,215

Cash Flows from Investing Activities
Decrease in federal funds sold	15,725	29,623
Purchase of:
Available-for-sale investment securities	(252,828)	(199,440)
Held-to-maturity investment securities	(7,829)	(23,466)
Proceeds from maturities and calls of:
Available-for-sale investment securities	23,162	128,540
Held-to-maturity investment securities	1,026	5,273
Proceeds from sale of:
Available-for-sale investment securities	192,038	93,928
Proceeds from sales of Federal Home Loan Bank stock	1,369	702
Net decrease in loans	113,334	9,738
Capitalized cost in foreclosed assets	(264)	-
Purchases of premises and equipment	(519)	(564)
Proceeds from disposal of premises and equipment	4	92
Proceeds from sales of foreclosed assets	13,088	9,087

Net Cash Provided by (Used in) Investing Activities	98,306	53,513

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	(68,000)	21,828
Net decrease in time deposits	(51,239)	(18,288)
Net decrease in short-term borrowings	(10,987)	(39,862)
Proceeds from long-term borrowings	20,000	-
Repayment of long-term borrowings	(5,129)	(16,375)
Preferred dividends paid	-	(1,603)

Net Cash Provided by (Used in) Financing Activities	(115,355)	(54,300)

Net Increase in Cash and Due From Banks	6,478	14,428
Cash and Due From Banks, Beginning of Period	16,584	30,184

Cash and Due From Banks, End of Period	$23,062	$44,612

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$15,288	$9,746

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”).  All intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities.  Operating results for the three-month and nine-month period ended September 30, 2011 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	16,830,099	16,812,625	16,829,966	16,811,122

Effect of dilutive stock options	66,115	-	67,776	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,896,214	16,812,625	16,897,742	16,811,122

Net income (loss) available to common shareholders (in thousands)	$138	$(8,583)	$161	$(14,198)
Basic	0.01	(0.51)	0.01	(0.84)
Diluted	0.01	(0.51)	0.01	(0.84)

Note 1 – Basis of Presentation (continued)

For the three months ended September 30, 2011 and 2010, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock.  Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 589,893 and 630,091 shares for the three months ended September 30, 2011 and 2010, respectively, and 597,452 and 630,091 shares for the nine months ended September 30, 2011 and 2010, respectively.  These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months and nine months ended September 30, 2010 due to the Company’s loss position for those periods.

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

In April 2011, the FASB has issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted the update of this standard during the quarter ending September 30, 2011.  The adoption did not have a material impact on the consolidated financial statements.

In May 2011, the FASB has issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS).  The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption.  The Company adopted this statement during the quarter ended March 31, 2011 and its adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB has issued Accounting Standards Update No. 2011-05, Comprehensive Income. The new standard provides guidance and new formats for reporting components and total net income and comprehensive income.  The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted this statement during the quarter ended September 30, 2011 and continued to use the two consecutive statement formats which is allowed by the pronouncement.

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

In February 2011, the Company suspended the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury.  As of September 30, 2011, the total amount of cumulative dividends owed to the US Treasury was $1.9 million.  In addition, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures related to its outstanding trust preferred securities.  As of September 30, 2011, the total cumulative interest payments due on the trust preferred securities was $2.2 million.  The Company continues to account for the cumulative amounts due on the subordinated debentures and preferred stock.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.

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

Management’s Plans and Compliance Efforts

During this third quarter, the Bank has undertaken the following action, in addition to previously reported actions, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•
As of September 30, 2011, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s most recent Report of Examination by an amount (39%) exceeding its scheduled reduction at its first measurement point (15% reduction by August 25, 2011) and at its second measurement point (35% reduction by the February 25, 2012).

Note 2 – Regulatory Matters (continued)

In addition to utilizing balance sheet shrinkage through net loan run-off and reduction of brokered deposits and undertaking various ways to improve Bank profitability, the Company is considering various strategies such as asset sales, plans for capital injections and taking action to restructure the risk weighting of assets in order to maintain compliance with the minimum regulatory capital ratios required under the Consent Order provisions.  As of September 30, 2011, the parent holding company had $5.7 million in cash available to be invested into the Bank to bolster capital levels.  The ability to accomplish some of these goals is significantly constricted by the current economic environment.  As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

The process of responding to the provisions of the Consent Order is well underway.  Compliance efforts remain ongoing.

The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and total risk-based capital of 11%.  As shown in the table below, the Bank had regulatory capital in excess of the Consent Order requirements as of September 30, 2011.

The minimum capital requirements to be characterized as “well capitalized”, as defined by regulatory guidelines, the capital requirements pursuant to the Consent Order and the Bank’s actual capital ratios were as follows for September 30, 2011:

		Minimum Regulatory Requirement
		"Well	Pursuant to
Captial ratios	Bank	Capitalized"	Consent Order
Total risk-based	13.35%	10%	11%
Tier 1 risk-based	12.08%	6%	N/A
Tier 1 leverage	8.76%	5%	8%

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

Regulatory Capital

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with regulatory capital ratios.  Under the June 23, 2011 Written Agreement, there were no minimum regulatory ratios imposed by the Federal Reserve.  In the written capital plan submitted to the Federal Reserve in June 2011, the Company set the regulatory well capitalized minimum requirements as its capital targets.  As of September 30, 2011, the Company’s capital exceeded the minimum requirements for a “well capitalized” bank holding company.  Information regarding the Company’s capital at September 30, 2011 is set forth below:

			Minimum
	Actual		"Well Capitalized"
Captial ratios	Amount	Ratio	Requirements
Total risk-based	$155,507	13.83%	10%
Tier 1 risk-based	127,229	11.31%	6%
Tier 1 leverage	127,229	8.21%	5%

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Treasuries	$2,300	$-	$-	$2,300
US Government agencies	44,662	95	26	44,731
Asset-backed securities
Residential mortgage-backed securities	152,096	2,633	161	154,568
Collateralized mortgage obligations	39,399	333	417	39,315
Small Business Administration loan pools	60,544	584	70	61,058
Student loan pools	9,994	-	-	9,994
Municipals	37,870	2,472	-	40,342
Trust preferred securities	3,250	-	907	2,343
Corporate bonds	4,213	-	241	3,972
Other	1,000	1	-	1,001
	$355,328	$6,118	$1,822	$359,624

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$520	$36	$-	$556
Small Business Administration loan pools	4,933	188	-	5,121
Municipals	33,476	1,818	1	35,293
Corporate bonds	5,787	-	888	4,899
	$44,716	$2,042	$889	$45,869

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$100,101	$198	$2,059	$98,240
Asset-backed securities
Residential mortgage-backed securities	65,452	2,001	130	67,323
Collateralized mortgage obligations	42,379	274	422	42,231
Small Business Administration loan pools	40,453	74	305	40,222
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181

Residential mortgage-backed securities and collateralized mortgage obligations are primarily government sponsored (GSE) agency issued whose underlying collateral are prime residential mortgage loans.  The Company’s municipal securities are composed of geographic concentrations of 95.0% North Carolina, 2.3% of Texas independent school districts and less than 2.7% in other states.  As the Company’s investment policy limits the purchase of municipal securities to “A” rated or better, the municipal investment portfolio segment has 99.7% of this portfolio rated “A” or better.

Note 3 – Investment Securities (continued)

For the third quarter 2011 and 2010, sales of securities available for sale resulted in gross realized gains of $740 thousand and $29 thousand, respectively, and realized losses of none and $5 thousand, respectively, for each period.  These investment sales generated $43.3 million and $537 thousand in proceeds during these respective periods.  For the nine months ended September 30, 2011 and 2010, sales of securities available for sale resulted in gross realized gains of $2.9 million and $2.4 million, respectively, and gross unrealized losses of $730 thousand and $5 thousand, respectively.  These investment sales generated $192.0 million and $93.9 million in proceeds during these respective periods.

During the three months ended September 30, 2011, management determined that, since the issuer’s creditworthiness was deteriorating, its intentions related to holding this corporate bond to maturity had changed.  Based on this, management transferred this issue of corporate bonds from the held-to-maturity classification to available-for-sale.  The pre-transfer carrying amount of this security was $4.2 million amortized cost and its post-transfer carrying value was $4.0 million at September 30, 2011, resulting in a $241 thousand unrealized loss.

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)

Securities available for sale:
US Government agencies	$18,679	$26	$-	$-	$18,679	$26
Asset-backed securities					-	-
Residential mortgage-backed securities	50,207	161	-	-	50,207	161
Collateralized mortgage obligations	22,754	417	-	-	22,754	417
Small Business Administration loan pools	7,548	68	722	2	8,270	70
Trust preferred securities	-	-	2,343	907	2,343	907
Corporate bonds	-	-	3,972	241	3,972	241

Total temporarily impaired securities	$99,188	$672	$7,037	$1,150	$106,225	$1,822

Securities held to maturity:
Municipals	$968	$1	$-	$-	$968	$1
Corporate bonds	-	-	4,899	888	4,899	888

Total temporarily impaired securities	$968	$1	$4,899	$888	$5,867	$889

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
US Government agencies	$75,252	$2,059	$-	$-	$75,252	$2,059
Asset-backed securities
Residential mortgage-backed securities	29,315	130	-	-	29,315	130
Collateralized mortgage obligations	15,055	422	-	-	15,055	422
Small Business Administration loan pools	25,680	305	-	-	25,680	305
Municipals	31,513	737	719	4	32,232	741
Trust preferred securities	-	-	2,192	1,179	2,192	1,179
Other	976	24	-	-	976	24

Total temporarily impaired securities	$177,791	$3,677	$2,911	$1,183	$180,702	$4,860

Securities held to maturity:
Municipals	$22,507	$1,631	$-	$-	$22,507	$1,631
Corporate bonds	9,440	560	-	-	9,440	560

Total temporarily impaired securities	$31,947	$2,191	$-	$-	$31,947	$2,191

Note 3 – Investment Securities (continued)

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss.  At September 30, 2011, there were five investment securities with aggregate fair values of $11.9 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.3 million with a $750 thousand unrealized loss due to changes in the level of market interest rates.  The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010 and the first nine months of 2011.  The fair value of this security increased from the prior quarter and the unrealized loss remained significant.  Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality.  We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity.  The unrealized losses on the securities available for sale are reflected in other comprehensive income.

The Company determined one marketable equity security was “other-than-temporarily” impaired during the first quarter of 2010 and recognized a $186 thousand write-down on the investment.  The investment had been carried at a basis of $268 thousand and had a fair value of $82 thousand after the write-down.  This investment security was subsequently sold.

The amortized cost and fair values of securities available for sale and held to maturity at September 30, 2011 by contractual maturity are shown below.  Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

Due within one year	$3,153	$3,155	$568	$582
Due after one but through five years	11,280	11,323	783	834
Due after five but through ten years	1,776	1,806	4,556	4,749
Due after ten years	68,623	71,089	27,569	29,128
Asset-backed securities
Residential mortgage-backed securities	152,096	154,568	520	556
Collateralized mortgage obligations	39,399	39,315	-	-
Small Business Administration loan pools	60,544	61,058	4,933	5,121
Student loan pools	9,994	9,994	-	-
Trust preferred securities	3,250	2,343	5,787	4,899
Corporate bonds	4,213	3,972	-	-
Other	1,000	1,001	-	-

	$355,328	$359,624	$44,716	$45,869

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $7.4 million at September 30, 2011 and $8.8 million at December 31, 2010.  The Company carries its investment in FHLB at its cost which is the par value of the stock.  Based on current borrowings, the FHLB periodically repurchases excess stock for the Company at par value as the stock is not actively traded and does not have a quoted market price.  On August 16, 2011, the FHLB paid a cash dividend to its members for the second quarter of 2011 at an annualized rate of 0.76%.  Management believes that the investment in FHLB stock was not impaired as of September 30, 2011.

Note 4 – Loans

Following is a summary of loans by loan class:

	At September 30, 2011		At December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Commercial real estate	$398,652	40.4%	$455,705	40.3%
Commercial
Commercial and industrial	86,359	8.8%	92,307	8.2%
Commercial line of credit	52,089	5.3%	64,660	5.7%
Residential real estate
Residential construction	111,423	11.3%	137,644	12.2%
Residential lots	47,293	4.8%	62,552	5.5%
Raw land	17,803	1.8%	20,171	1.8%
Home equity lines	98,250	10.0%	104,833	9.3%
Consumer	174,664	17.6%	192,204	17.0%

Subtotal	$986,533	100%	$1,130,076	100%

Less: Allowance for loan losses	(26,409)		(29,580)
Net Loans	$960,124		$1,100,496

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

Note 4 – Loans (continued)

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

Raw land loans are those secured by tracts of undeveloped raw land held for personal use or investment.  Such properties are expected to be held for a period of not less than twenty-four months with no active development plan.  Given the raw nature of the land, these loans are underwritten based on higher cash down payment and lower loan-to-value requirements and the ability of the borrower to service the indebtedness with sources of income unrelated to the property.

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan.  Net unamortized deferred fees less related cost included in the above were $78 thousand at September 30, 2011 and $128 thousand at December 31, 2010.

Loans are placed in a nonaccrual status for all classes of loans when, in management’s opinion, the borrower may be unable to meet payments as they become due or payments are 90 days past due.  Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of at least six months and has demonstrated the ability to continue making scheduled payments until the loan is repaid in full.

The following is a summary of nonperforming assets at the periods presented:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
	(Amounts in thousands)

Nonaccrual loans	$39,587	$45,381	$53,304	$63,168	$76,600
Restructured loans - nonaccruing	32,870	21,422	20,437	28,609	15,498
Total nonperforming loans	72,457	66,803	73,741	91,777	92,098

Foreclosed assets	19,114	23,022	23,060	17,314	19,385

Total nonperforming assets	$91,571	$89,825	$96,801	$109,091	$111,483

Restructured loans in accruing status not included above	$22,214	$15,471	$13,488	$12,117	$6,611

Note 4 – Loans (continued)

For loan modifications and in particular, troubled debt restructurings (TDRs), the Company generally utilizes its own loan modification programs whereby the borrower is provided one or more of the following concessions: interest rate reduction, extension of payment terms, forgiveness of principal or other modifications.  The Company has a small residential mortgage portfolio without the need to utilize government sponsored loan modification programs.  The primary factor in the pre-modification evaluation of a troubled debt restructuring is whether such an action will increase the likelihood of achieving a better result in terms of collecting the amount owed to the Bank.

As illustrated in the table below, during the nine months ended September 30, 2011, the following concessions were made on 89 loans for $42.1 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 43% (21 loans for $18.0 million);
•	Extension of payment terms for 50% (65 loans for $21.2 million);
•	Forgiveness of principal for 5% (1 loan for $1.9 million); and
•	Other for 2% (2 loans for $0.9 million).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Amounts in $ thousands	Loans	Investment	Investment	Loans	Investment	Investment
Below market interest rate
Commercial real estate	2	$3,401	$3,401	4	$5,789	$5,789
Commercial and industrial	1	1,147	1,147	1	1,147	1,147
Commercial line of credit	2	247	247	2	247	247
Residential construction	3	6,331	6,331	3	6,331	6,331
Residential lots	8	4,340	4,340	8	4,340	4,340
Raw land	-	-	-	-	-	-
Consumer	2	68	68	3	117	117
Subtotals	18	15,534	15,534	21	17,971	17,971

Extended payment terms
Commercial real estate	8	6,582	6,582	23	12,333	12,333
Commercial and industrial	2	276	276	10	1,494	1,494
Commercial line of credit	1	8	8	3	296	296
Residential construction	2	244	244	4	2,436	2,436
Home equity lines	1	1	1	1	1	1
Residential lots	1	42	42	3	359	359
Raw land	1	18	18	1	18	18
Consumer	5	807	807	20	4,281	4,281
Subtotals	21	7,978	7,978	65	21,218	21,218

Forgiveness of principal
Commercial real estate	1	1,931	1,391	1	1,931	1,391
Subtotals	1	1,931	1,391	1	1,931	1,391

Other
Residential lots	1	910	1,113	1	910	1,113
Consumer	1	28	28	1	28	28
Subtotals	2	938	1,141	2	938	1,141

Grand Totals	42	$26,381	$26,044	89	$42,058	$41,721

The largest loan modification for $910 thousand in the other category involved the Bank advancing additional funds to further develop these lots; such funds would not generally be advanced given the borrower’s financial condition.

Note 4 – Loans (continued)

During the previous twelve months ended September 30, 2011, the Company modified 133 loans in the amount of $62.3 million.  Of this total, there were payment defaults (where the modified loan was past due thirty days or more) of $11.7 million, or 18.8%, and $18.7 million, or 30.0%, respectively, during the three and nine months ended September 30, 2011.

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of	Recorded	Number of	Recorded
Amounts in $ thousands	Loans	Investment	Loans	Investment
Below market interest rate
Commercial real estate	2	$340	3	$1,840
Residential construction	1	331	3	920
Home equity lines	-	-	1	32
Residential lots	-	-	2	93
Consumer	4	865	5	881
Subtotals	7	1,536	14	3,766

Extended payment terms
Commercial real estate	10	3,915	10	3,915
Commercial and industrial	3	204	6	539
Commercial line of credit	1	250	1	250
Residential construction	2	2,683	7	6,557
Residential lots	4	1,619	4	1,619
Consumer	11	1,016	12	1,591
Subtotals	31	9,687	40	14,471

Forgiveness of principal
Commercial real estate	1	130	1	130
Consumer	2	313	2	313
Subtotals	3	443	3	443

Other
Consumer	1	28	1	28
Subtotals	1	28	1	28

Grand Totals	42	$11,694	58	$18,708

Of the total of 133 loans for $62.3 million which were modified during the twelve months ended September 30, 2011, the following represents their success or failure during the year ended September 30, 2011:

•	61.5% are paying as restructured;
•	25.0% have been reclassified to nonaccrual;
•	10.6% have defaulted and/or foreclosed upon; and
•	2.9% have paid in full.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2011.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
Amounts in $ thousands	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	-	$-	18	$8,463	15	$13,278	-	$-
Extended payment terms	5	1,820	67	27,016	10	2,294	12	6,478
Forgiveness of principal	-	-	3	1,703	-	-	1	129
Other	-	-	2	1,142	-	-	-	-
Total	5	$1,820	90	$38,324	25	$15,572	13	$6,607

 Note 4 – Loans (continued)

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at the periods presented:

	September 30, 2011		December 31, 2010
	Nonaccrual Loans	Impaired Loans	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$31,035	$44,083	$22,085	$21,251
Commercial and industrial	3,820	4,408	7,324	6,359
Commercial line of credit	1,704	1,607	3,381	3,233
Residential construction	14,925	16,867	26,257	25,676
Home equity lines	2,598	1,611	1,031	433
Residential lots	8,717	9,411	19,192	19,336
Raw land	1,487	1,487	1,963	1,962
Consumer	8,171	7,473	10,544	8,872

Total	$72,457	$86,947	$91,777	$87,122

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level.  For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.  Included in the table below, $67.2 million out of the total of $72.5 million of nonperforming loans and $19.7 million out of the total of $22.2 million of accruing troubled debt restructured loans were individually evaluated which required a reserve of $1.7 million and $402 thousand, respectively, for a total specific ALLL of $2.1 million.  The impaired loans with smaller balances ($5.3 million in nonperforming loans and $2.5 million in accruing troubled debt restructured loans) were collectively evaluated for impairment.

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at September 30, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$29,507	$4,728	$24,854	$1,611	$6,501	$67,201

Accruing troubled debt restructured loans individually evaluated for impairment	14,811	1,053	2,910	-	972	19,746

Ending balance: total impaired loans individually evaluated for impairment	44,318	5,781	27,764	1,611	7,473	86,947

Ending balance: collectively evaluated for impairment	354,334	132,668	148,755	96,638	167,191	899,586

Ending Balance	$398,652	$138,449	$176,519	$98,249	$174,664	$986,533

Note 4 – Loans (continued)

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2010:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: individually evaluated for impairment	$21,252	$9,592	$46,974	$432	$8,872	$87,122

Ending balance: collectively evaluated for impairment	437,186	147,375	173,393	104,401	180,599	1,042,954

Ending Balance	$458,438	$156,967	$220,367	$104,833	$189,471	$1,130,076

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at September 30, 2011:

					Quarter	Quarter	Year to Date	Year to Date
	Unpaid	Partial			Average	Interest	Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(Amounts in thousands)
With no related allowance recorded:
Commercial real estate	$31,935	$(5,701)	$26,234	$-	$29,059	$93	$25,000	$268
Commercial
Commercial and industrial	5,322	(1,716)	3,606	-	2,667	19	2,820	62
Commercial line of credit	1,156	(47)	1,109	-	1,413	-	1,460	-
Residential real estate
Residential construction	20,288	(3,421)	16,867	-	14,041	32	15,031	92
Residential lots	11,596	(3,219)	8,377	-	8,490	4	11,541	13
Raw land	3,831	(2,344)	1,487	-	1,496	-	1,461	-
Home equity lines	683	(115)	568	-	404	-	336	-
Consumer	4,183	(796)	3,387	-	3,884	8	4,687	8
Subtotal	78,994	(17,359)	61,635	-	61,454	156	62,336	443

With an allowance recorded:
Commercial real estate	17,894	(45)	17,849	673	13,710	121	7,741	303
Commercial
Commercial and industrial	802	-	802	365	527	4	1,202	8
Commercial line of credit	498	-	498	18	432	-	620	-
Residential real estate
Residential construction	-	-	-	-	2,700	-	3,219	-
Residential lots	1,034	-	1,034	224	2,302	11	3,651	32
Raw land	-	-	-	-	192	-	192	-
Home equity lines	1,070	(27)	1,043	398	1,123	-	1,008	-
Consumer	4,216	(130)	4,086	455	3,572	6	3,131	18
Subtotal	25,514	(202)	25,312	2,133	24,558	142	20,764	361

Summary
Commercial real estate	49,829	(5,746)	44,083	673	42,769	214	32,741	571
Commercial	7,778	(1,763)	6,015	383	5,039	23	6,102	70
Residential real estate	36,749	(8,984)	27,765	224	29,221	47	35,095	137
Home equity lines	1,753	(142)	1,611	398	1,527	-	1,344	-
Consumer	8,399	(926)	7,473	455	7,456	14	7,818	26
Grand Totals	$104,508	$(17,561)	$86,947	$2,133	$86,012	$298	$83,100	$804

Note 4 – Loans (continued)

As shown in the above table, the Company has previously taken partial charge-offs of $17.6 million on the $86.9 million in loans individually evaluated for impairment.  In addition, the Company has set aside $2.1 million in specific allowance for these $25.3 million in loans.

The recorded investment in loans that were considered and collectively evaluated for impairment at September 30, 2011 and December 31, 2010 totaled $899.6 million and $1.04 billion, respectively.  The recorded investment in loans that were considered individually impaired at September 30, 2011 and December 31, 2010 totaled $86.9 million and $87.1 million, respectively.  At September 30, 2011 and December 31, 2010, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $25.3 million and $27.8 million, respectively, with a corresponding valuation allowance of $2.1 million and $5.1 million.  No valuation allowance for the other impaired loans was considered necessary as a result of previously recognized partial charge offs or adequate collateral coverage.  No loans with deteriorated credit quality have been acquired by the Company to date.

The average recorded investment in impaired loans for the quarter ended September 30, 2011 and year ended December 31, 2010 was approximately $87.7 million and $88.2 million, respectively.  For the three months and nine months ended September 30, 2011, the interest income recorded on accruing troubled debt restructured loans that were individually evaluated for impairment was $298 thousand and $804 thousand, respectively.  The interest income foregone for loans in a non-accrual status at September 30, 2011 and 2010 was $3.0 million and $1.1 million, respectively.

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2010:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
	(Amounts in thousands)
With no related allowance recorded:
Commercial real estate	$23,114	$(5,761)	$17,353	$-	$12,065
Commercial
Commercial and industrial	7,398	(1,923)	5,475	-	5,593
Commercial line of credit	2,530	(105)	2,425	-	1,620
Residential real estate
Residential construction	23,230	(4,554)	18,676	-	14,254
Residential lots	15,449	(6,511)	8,938	-	8,621
Raw land	3,989	(2,277)	1,712	-	1,450
Home equity lines	457	(123)	334	-	208
Consumer	5,904	(1,524)	4,380	-	2,992
Subtotal	82,071	(22,778)	59,293	-	46,803
With an allowance recorded:

Commercial real estate	3,958	(60)	3,898	775	9,041
Commercial
Commercial and industrial	990	(106)	884	510	1,583
Commercial line of credit	834	(26)	808	583	2,084
Residential real estate
Residential construction	7,114	(114)	7,000	860	15,352
Residential lots	10,484	(86)	10,398	841	11,251
Raw land	251	(1)	250	53	251
Home equity lines	100	(1)	99	91	83
Consumer	4,516	(24)	4,492	1,417	1,755
Subtotal	28,247	(418)	27,829	5,130	41,400
Summary
Commercial real estate	27,072	(5,821)	21,251	775	21,106
Commercial	11,752	(2,160)	9,592	1,093	10,880
Residential real estate	60,517	(13,543)	46,974	1,754	51,179
Home equity lines	557	(124)	433	91	291
Consumer	10,420	(1,548)	8,872	1,417	4,747
Grand Totals	$110,318	$(23,196)	$87,122	$5,130	$88,203

Note 4 – Loans (continued)

The following is an aging analysis of past due financing receivables by class at September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$569	$62	$31,035	$31,666	$366,986	$398,652	$-
Commercial and industrial	244	19	3,820	4,083	82,276	86,359	-
Commercial line of credit	27	160	1,704	1,891	50,198	52,089	-
Residential construction	570	-	14,925	15,495	95,928	111,423	-
Home equity lines	416	15	2,598	3,029	95,221	98,250	-
Residential lots	-	-	8,717	8,717	38,576	47,293	-
Raw land	-	-	1,487	1,487	16,316	17,803	-
Consumer	1,001	1,457	8,171	10,629	164,035	174,664	-
Total	$2,827	$1,713	$72,457	$76,997	$909,536	$986,533	$-
Percentage of total loans	0.29%	0.17%	7.34%	7.80%	92.20%

The following is an aging analysis of past due financing receivables by class at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$43	$114	$22,085	$22,242	$433,463	$455,705	$-
Commercial and industrial	53	2	7,324	7,379	84,928	92,307	-
Commercial line of credit	103	19	3,381	3,503	61,157	64,660	-
Residential construction	92	721	26,257	27,070	110,574	137,644	-
Home equity lines	415	222	1,031	1,668	103,165	104,833	-
Residential lots	34	-	19,192	19,226	43,326	62,552	-
Raw land	24	-	1,963	1,987	18,184	20,171	-
Consumer	3,165	468	10,544	14,177	178,027	192,204	-
Total	$3,929	$1,546	$91,777	$97,252	$1,032,824	$1,130,076	$-
Percentage of total loans	0.35%	0.14%	8.12%	8.61%	91.39%

(1)  As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

Note 5 – Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Balance at beginning of period	$27,511	$29,609	$29,580	$29,638
Provision for loan losses	3,950	17,000	11,750	32,500
Charge-offs	(5,840)	(12,245)	(18,461)	(29,069)
Recoveries	788	736	3,540	2,031
Net charge-offs	(5,052)	(11,509)	(14,921)	(27,038)
Balance at end of period	$26,409	$35,100	$26,409	$35,100

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended September 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511
Provision	2,446	552	(59)	298	713	3,950
Charge-offs	(1,389)	(809)	(2,504)	(107)	(1,031)	(5,840)
Recoveries	132	140	318	3	195	788
Ending balance	$8,072	$3,551	$10,072	$1,665	$3,049	$26,409

The following table shows, an analysis of the allowance for loan losses by loan segment, for the nine months ended September 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	5,752	1,620	1,655	782	1,941	11,750
Charge-offs	(5,466)	(2,638)	(6,512)	(748)	(3,097)	(18,461)
Recoveries	1,083	415	1,395	138	509	3,540
Ending balance	$8,072	$3,551	$10,072	$1,665	$3,049	$26,409

For nonperforming loans requiring specific ALLL	281	381	216	398	455	$1,731

For accruing troubled debt restructured loans requiring specific ALLL	393	1	8	-	-	402

Ending balance: requiring specific ALLL	$674	$382	$224	$398	$455	$2,133

Ending balance: general ALLL	$7,398	$3,169	$9,848	$1,267	$2,594	$24,276

The following table shows the breakdown of the allowance for loan losses by component loan segment at December 31, 2010.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Ending balance: requiring specific ALLL	$775	$1,093	$1,755	$91	$1,416	$5,130

Ending balance: general ALLL	5,928	3,061	11,779	1,402	2,280	24,450

Ending balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580

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

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at September 30, 2011 and December 31, 2010:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$266,246	$309,215	$56,594	$64,362	$41,681	$54,276
Special Mention	49,836	54,923	10,507	13,295	5,227	4,000
Substandard	76,314	89,355	18,307	13,656	4,382	4,592
Doubtful	6,256	2,212	951	994	799	1,792
Total	$398,652	$455,705	$86,359	$92,307	$52,089	$64,660

	Residential Construction		Home Equity Lines		Consumer
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$62,683	$62,529	$90,007	$96,904	$140,732	$154,628
Special Mention	11,920	35,543	2,264	3,024	13,969	17,489
Substandard	36,820	39,572	5,979	4,905	19,963	20,087
Total	$111,423	$137,644	$98,250	$104,833	$174,664	$192,204

	Residential Lots		Raw Land
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
		(Amounts in thousands)
Acceptable Risk or Better	$10,990	$16,125	$12,003	$13,138
Special Mention	5,310	10,503	989	209
Substandard	30,993	35,924	4,811	6,824
Total	$47,293	$62,552	$17,803	$20,171

Note 6 – Borrowings

The following is a summary of our borrowings at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$5,000	$16,250
Repurchase agreements	6,111	4,808
Other borrowed funds	-	1,040
	$11,111	$22,098

Long-term borrowings
FHLB advances	$71,680	$56,809
Term repurchase agreements	80,000	80,000
Jr. subordinated debentures	45,877	45,877
	$197,557	$182,686

See Note 2 for discussion on deferral of interest payments on subordinated debentures.

Note 7 – Non-Interest Income and Other Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
SBIC income (loss) and management fees	$(328)	$126	$(83)	$625
Increase in cash surrender value of life insurance	281	268	823	803
Gain (loss) and net cash settlement on economic hedges	208	(384)	(216)	(453)
Other	279	211	754	668
	$440	$221	$1,278	$1,643

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Postage, printing and office supplies	$151	$163	$500	$558
Telephone and communication	217	232	680	666
Advertising and promotion	161	237	770	800
Data processing and other outsourced services	187	223	547	665
Professional services	642	849	2,437	2,288
Buyer incentive plan	-	10	-	413
Gain on sales of foreclosed assets	(73)	(131)	(563)	(452)
Other	1,408	1,440	4,522	4,536
	$2,693	$3,023	$8,893	$9,474

Note 8 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million to the United States Treasury in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008.  In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this preferred stock.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of September 30, 2011, the total amount of cumulative dividends owed to the US Treasury was $1.9 million.

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

Note 9 - Derivatives

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

Note 9 – Derivatives (continued)

The Company currently has nine derivative instrument contracts consisting of one interest rate cap, six interest rate swaps and two foreign exchange contracts.  The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate cap and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts.  The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods.  In order to acquire low cost, long term funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits.  The interest rate on the underlying certificates of deposit with an original notional value/amount of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank).  The currency swap is also based on this proprietary index.

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	September 30, 2011		December 31, 2010
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$362	$65,000	$392	$75,000

Currency Exchange contracts	(571)	10,000	(679)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(280)	10,000	(468)	10,000

Interest rate cap contracts	15	12,500	113	12,500

	$(474)	$97,500	$(642)	$107,500

See Note 10 for additional information on fair values of net derivatives.

Note 9 – Derivatives (continued)

The following table further breaks down the derivative positions of the Company:

	As of September 30, 2011
	Asset Derivatives		Liability Derivatives
	2011		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$15
Interest rate swap contracts	Other Assets	362	Other Liabilities	$280

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	571
Total derivatives		$377		$851
Net Derivative Asset (Liability)				$(474)

	As of December 31, 2010

	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$113
Interest rate swap contracts	Other Assets	392	Other Liabilities	$468

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	679
Total derivatives		$505		$1,147
Net Derivative Asset (Liability)				$(642)

 Note 9 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended September 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(36)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$82		$(77)

For the Nine Months Ended September 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(99)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$186		$(226)

For the Three Months Ended September 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(187)	Interest Expense	$(71)

For the Nine Months Ended September 30, 2010

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(795)	Interest Expense	$(221)

In prior years, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship.  During the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement on an interest rate swap relating to trust preferred securities.  The Company recorded a $82 thousand gain on this swap into non-interest income during the three months ended September 30, 2011.  The payment of interest on the trust preferred securities was suspended in February 2011 which resulted in the swap changing its status from effective to ineffective.  The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.

Note 9 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges, the ineffective portion of cash flow hedges and other economic hedges.

For the Three Months Ended September 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other Income (Expense)	$208

Interest rate contracts - Fair
value hedging relationships	Interest Income/(Expense)	$395

For the Nine Months Ended September 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other Income (Expense)	$(216)

Interest rate contracts - Fair
value hedging relationships	Interest Income/(Expense)	$1,388

For the Three Months Ended September 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts – Not
designated as hedging instruments	Other Income (Expense)	$(384)

Interest rate contracts – Fair
value hedging relationships	Interest Income/(Expense)	$330

For the Nine Months Ended September 30, 2010

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not
designated as hedging instruments	Other Income (Expense)	$(453)

Interest rate contracts - Fair
value hedging relationships	Interest Income/(Expense)	$1,567

Note 9 – Derivatives (continued)

The maturity date for the interest rate cap contract is February 18, 2014.  The interest rate swap with borrowing activities on trust preferred securities has a maturity date of September 6, 2012.  The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013.  The interest rate swaps on certificates of deposit have maturity dates of July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040.  The interest rate swaps on certificates of deposit have original call dates of, July 28, 2011, May 27, 2011, September 30, 2011, October 12, 2014 and November 28, 2014 and quarterly thereafter.  No new derivative contracts were entered into during the third quarter of 2011.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties.  The fair value of these securities was $6.3 million and $9.7 million at September 30, 2011 and December 31, 2010, respectively.  Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged.  The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale.  The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days.  The fair value of these commitments was not significant at September 30, 2011.

Note 10 - Disclosures About Fair Values of Financial Instruments

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

Note 10 - Disclosures About Fair Values of Financial Instruments (continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$23,062	$23,062	$16,584	$16,584
Federal funds sold and overnight deposits	33,862	33,862	49,587	49,587
Investment securities available for sale	359,624	359,624	310,653	310,653
Investment securities held to maturity	44,716	45,869	42,220	40,181

Loans	960,124	937,950	1,100,496	1,119,189
Market risk/liquidity adjustment	-	(44,203)	-	(50,272)
Net loans	960,124	893,747	1,100,496	1,068,917

Investment in life insurance	30,654	30,654	29,831	29,831
Accrued interest receivable	5,890	5,890	6,782	6,782

Financial liabilities:
Deposits	1,229,180	1,224,160	1,348,419	1,349,501
Short-term borrowings	11,111	11,111	22,098	22,098
Long-term borrowings	197,557	174,910	182,686	155,967
Accrued interest payable	4,243	4,243	2,779	2,779

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	474	474	642	642

Note 11 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  Under these standards, there is a three level fair value hierarchy that is fully described below.  The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments.  The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period.  Assets subject to nonrecurring use of fair value measurements could include loans held for sale and foreclosed assets.  At September 30, 2011 and December 31, 2010, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US Treasuries	$2,300	$-	$2,300	$-
US Government agencies	44,731	-	44,731	-
Asset-backed securities	264,935	-	264,935	-
Municipals	40,342	-	40,342	-
Trust preferred securities	2,343	-	2,343	-
Common stocks and mutual funds	3,972	-	3,972	-
Other	1,001	-	1,001	-
Net Derivatives	(474)	-	97	(571)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US Government agencies	$98,240	$-	$98,240	$-
Asset-backed securities	149,776	-	149,776	-
Municipals	55,564	-	55,564	-
Trust preferred securities	3,094	-	3,094	-
Common stocks and mutual funds	3,003	-	-	3,003
Other	976	-	976	-
Net Derivatives	(642)	-	37	(679)

Note 11 – Fair Values of Assets and Liabilities (continued)

The table below presents reconciliation for the period of January 1, 2011 to September 30, 2011, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Amounts in thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance January 1, 2011	$3,003	$(679)
Total realized and unrealized gains or losses:
Included in earnings	537	108
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(3,540)	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$-	$(571)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio.  Despite most of these securities being US government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities.  Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.  No securities were transferred between level 1 and level 2 during the third quarter of September 30, 2011.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$23,179	$-	$-	$23,179

Foreclosed assets	19,114	-	-	19,114

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$22,699	$-	$-	$22,699

Foreclosed assets	17,314	-	-	17,314

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis.  As previously discussed in “Asset Quality”, loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due.  A specific allowance is established for loans considered individually impaired, if required, based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method.  A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan.  At September 30, 2011, loans with a book value of $86.9 million were evaluated for impairment.  Of this total, $25.3 million required a specific allowance totaling $2.1 million for a net fair value of $23.2 million.  The methods used to determine the fair value of these loans were considered level 3.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.  We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses.  A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  The results of the most recent analysis indicated that the Company is relatively interest rate neutral.  Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%.  If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 8.5%.  If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 11.6%.

Item 4.  Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.  However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the nine months ended September 30, 2011, the Company completed a number of measures to strengthen its credit risk management, including enhancements to credit underwriting and credit approval, more comprehensive procedures to identify and evaluate troubled debt restructurings and a strengthening of the staffing and Board oversight for the Bank’s internal loan review function.  As a part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal controls over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: November 14, 2011	By:	/s/ F. Scott Bauer
F. Scott Bauer
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)