Form 10-K
period 2011-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2012-03-23
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-33227

Southern Community Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-2270620
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4605 Country Club Road
Winston-Salem, North Carolina	27104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (336) 768-8500

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Exchange on which registered
Common Stock, No Par Value	NASDAQ Global Select Market
7.95% Cumulative Trust Preferred Securities	NASDAQ Global Select Market
7.95% Junior Subordinated Debentures	NASDAQ Global Select Market
Guarantee with respect to 7.95% Cumulative Trust Preferred Securities	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17.2 million.

As of February 29, 2012, the registrant had outstanding 16,827,075 shares of Common Stock, no par value.

Documents Incorporated By Reference

Document	Where Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2012 to be mailed to shareholders within 120 days of December 31, 2011.	Part III

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

At December 31, 2011, the Company had total assets of $1.5 billion, net loans of $925.9 million, deposits of $1.2 billion and shareholders’ equity of $97.6 million. The Company had net income (loss) available to common shareholders of $520 thousand, ($25.7) million and ($65.7) million and diluted earnings (loss) per common share of $0.03, ($1.53) and ($3.91) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Over our fifteen years of existence, the Company has:

•	Established a reputation for superior service to our customers and the communities in which we operate;
•	Developed a full service financial institution operating in four of the fastest growing markets in North Carolina; and
•	Grown to fourth position in deposit market share in our home base of Forsyth County and seventh position in the aggregate in markets where we have a presence.

The website for the Bank is www.smallenoughtocare.com. Our periodic reports on Forms 10-Q and 10-K are available on our website under “Investor Relations.” In March 2011, the Company changed its status to a bank holding company. See “Supervision and Regulation” below. The Company and the Bank are organized under the laws of North Carolina. The Federal Deposit Insurance Corporation insures the Bank’s deposits up to applicable limits. The address of our principal executive office is 4605 Country Club Road, Winston-Salem, North Carolina 27104 and our telephone number is (336) 768-8500. Our common stock and one of our trust preferred security issues are traded on the NASDAQ Global Select Market System under the symbols “SCMF” and “SCMFO,” respectively.

Our Market Area

The Company’s primary market areas are the Piedmont Triad area of North Carolina, Mooresville (the Charlotte area), Asheville (Western Mountains of North Carolina) and Raleigh (in the Research Triangle region of the eastern Piedmont of North Carolina). The Piedmont Triad is a twelve county region located in north central North Carolina. The three largest cities in the region are: Winston-Salem (where our headquarters is located), Greensboro and High Point. The US Census Bureau showed North Carolina had a population growth of 18.5% for the decade concluding with the 2010 census. The US Census has projected that North Carolina will become the seventh most populous state by 2030 with over 12.2 million residents. As of July 2010, Winston-Salem is the largest city in Forsyth County and the fourth largest city in North Carolina according to the NC State Data Center. Greensboro is the largest city in Guilford County and the third largest city in North Carolina; while High Point is the second largest city in Guilford County and the ninth largest city in North Carolina according to the estimates of the NC Data Center. They estimated the July 2010 population of Forsyth County as 351,798 and the population of Guilford County as 490,371. The populations of Forsyth County and Guilford County are projected to grow to 475 thousand and 632 thousand, respectively, by 2030.

The Piedmont Triad is the economic hub of northwest North Carolina. For fiscal year 2012, the US Department of Housing and Urban Development estimated that the median family income ranged from a low of $48,900 in the Surry County area to a high of $62,000 in the Forsyth County area. Over 99% of the work force is employed in nonagricultural wage and salary positions. According to the NC Employment Security Commission, the major employment sectors for the year of 2010 were manufacturing (18.4%), healthcare (14.9%), government (13.8%), trade (13.1%), financial (6.8%) and construction (4.3%). According to the NC Employment Security Commission, the labor force in the Piedmont Triad exceeded 801 thousand in November 2011 and the unemployment rate through November 2011 varied from a low of 9.6% in November to a high of 10.8% in August.

The Raleigh-Cary metropolitan statistical area is the fastest growing metropolitan statistical area (MSA) in North Carolina. The 2010 census indicated that the population of Wake County is 900,993. The Wake County population is projected to grow to 1.47 million by 2030. The US Department of Housing and Urban Development estimated the area’s fiscal year 2012 median family income to be $79,900. According to the NC Employment Security Commission, the major employment sectors in the year of 2010 were government (18.2%), trade (13.4%), healthcare (10.5%), manufacturing (8.0%), financial (5.6%) and construction (5.4%). According to the NC Employment Security Commission, the labor force in the Raleigh-Cary MSA exceeded 566 thousand in November 2011 and the unemployment rate through November 2011 varied from a low of 7.8% in March and November to a high of 8.8% in August.

The Charlotte MSA is the third fastest growing MSA in North Carolina. The 2010 census indicated that the population of Mecklenburg County 919,628. The Mecklenburg County population is projected to grow to over 1.2 million by 2030. The US Department of Housing and Urban Development estimated the area’s fiscal year 2012 median family income to be $68,500. According to the NC Employment Security Commission, the major employment sectors in the year of 2010 were financial (13.9%), government (13.4%), trade (12.9%), healthcare (12.1%), manufacturing (8.8%) and construction (4.5%). According to the NC Employment Security Commission, the area’s labor force exceeded 842 thousand in November 2011 and the unemployment rate through November 2011 varied from a low of 10.0% in November to a high of 11.3% in June, July and August. Mooresville is located in the Lake Norman area, north of Charlotte.

Asheville is the largest city in Western North Carolina and the eleventh largest city in North Carolina. The 2010 census indicated that the population of Asheville is 83,393. The US Department of Housing and Urban Development estimated the median family income in the area to be $58,400 for fiscal year 2012. The Asheville MSA has a balanced and diversified economy. According to the US Bureau of Labor Statistics, the major employment sectors in the year of 2010 were education and health services (32.6%), government (19.5%), manufacturing (15.0%), retail (9.3%), leisure and hospitality (6.4%) and construction (4.6%). According to the NC Employment Security Commission, the Asheville MSA’s labor force exceeded 208 thousand in November 2011 and the unemployment rate through November 2011 varied from a low of 7.5% in November to a high of 8.9% in January.

The Bank serves our market areas through twenty-two full service banking offices. Our television and radio advertising has extended into our market areas for several years, providing the Bank name recognition. The Bank’s customers may access various banking services through over one hundred and fifty-five ATMs owned or leased by the Bank, through debit cards, and through the Bank’s automated telephone and Internet electronic banking products. These products allow the Bank’s customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

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

Southern Community Bank, along with others in our industry and our community, has been adversely impacted by the current and challenging economic cycle. During the past four years, we have concentrated our efforts on managing our problem assets. Our strategy during this economic downturn has been to focus on promptly identifying and resolving nonperforming loans and reducing our inventory of foreclosed real estate. Many of our borrowers were significantly affected by a weak economy, and we have been working closely with them during this economic downturn to achieve acceptable solutions.

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

Until the economy recovers more fully, we intend to concentrate on developing our existing markets. We will consider branching or acquisitions which make strategic and economic sense.

We have also diversified our revenue in order to generate non-interest income. These efforts include mortgage banking, wealth management and investment in Small Business Investment Company (SBIC) activities through Salem Capital Partners. Southern Community Advisors, our wealth management group, offers investment advisory, brokerage, trust and insurance services. For more information on the Company’s SBIC activities, see below under the heading “SUBSIDIARIES”. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our long term success.

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

In November 2003, Southern Community Capital Trust II publicly issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating gross total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital and to support the growth and operations of our subsidiary bank. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company results in a deferral of distribution payments on the related Trust II Securities. The Company has deferred the payment of interest on these securities since March 2011 and will continue to defer these quarterly payments until reestablished by management. Due to the non-payment of interest on the debentures, the Company is precluded from the payment of cash dividends to shareholders.

In June 2007, $10.0 million of trust preferred securities were placed through Southern Community Capital Trust III, a newly formed subsidiary of the Company, as part of a pooled trust preferred security. The Trust issuer invested the total proceeds from the sale of the trust preferred securities (the “Trust III Securities”) in junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company. The terms of the trust preferred securities require payment of cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 1.43%. During 2008, the Company entered into an interest rate swap derivative contract with a counterparty that shifted this debt service from a variable rate to a fixed rate of 4.7% per annum. The payment of interest for these securities has also been deferred with the same provisions described above for Trust II securities. While interest to shareholders is deferred, required interest payments for the derivative contract has been, and will continue to be, paid. Despite the deferral of the quarterly payments on these Trust II and Trust III securities, the Company continues to accrue the cost of these obligations, which is recorded as interest expense. The Trust III Securities are redeemable in 30 years with a five year call provision. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The principal use of the net proceeds from the sale of the debentures was to provide additional capital into the Company to fund its operations and continued expansion, and to maintain the Company’s and the Bank’s status as “well capitalized” under regulatory guidelines.

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million. The amount of proceeds that qualify as Tier 1 capital cannot comprise more than 25% of our core capital elements. For us, this Tier 1 limit was $32.2 million at December 31, 2011. The $12.3 million in excess of that 25% limitation qualifies as Tier 2 supplementary capital on our books.

The Bank has interests in two unconsolidated entities (VCS Management LLC and SCP Advisor LLC) to house its investment in its SBIC activities. VCS Management, LLC was formed in March 2000 as the managing general partner of what is now known as Salem Capital Partners, L.P. (“SCP I”), a small business investment company (SBIC) licensed by the Small Business Administration. The Bank has invested $1.7 million in SCP I, which has a total of $9.2 million of invested capital from various private investors including the Bank. The partnership can also borrow funds on a non-recourse basis from the Small Business Administration to increase its funds available for investment. The partnership makes investments generally in the form of subordinated debt and earns revenue through interest received on its investments and potentially through gains realized from warrants that it receives in conjunction with its debt investments. The Bank shares in any earnings of the partnership through its investment in the partnership. During 2006, Salem Capital Partners II, L.P., now Salem Halifax Capital Partners, LP (“SHCP”), was formed and licensed by the Small Business Administration, with a purpose and operations similar to SCP I. Through December 31, 2011, the Bank has contributed 60%, or $1.2 million, of its $2.0 million capital commitment to SHCP. As of January 2012, SCP II has received $21.0 million, or 60%, of the total capital commitments of $35.0 million from various private investors, including the Bank. In connection with the formation of SHCP, a new entity, SCP Advisor LLC, was formed as the management company for both SCP I and SHCP with the Bank having 15% ownership. VCS Management, LLC is currently dormant and only receives the Bank’s portion of any carried interest from SCP I. For the year ended December 31, 2011, the Company had a net loss of $88 thousand from its SBIC activities, including income from the investments in SCP I and SCHP and SBIC management fees. The revenue stream from SBIC activities has been irregular over the past three years due to the impact of economic conditions on certain portfolio companies compared with substantial gains from the exit of certain portfolio investments during 2007.

Competition

The activities in which the Bank engages are highly competitive. Commercial banking in North Carolina is extremely competitive due to early adoption of state laws which permitted statewide branching. Consequently, many commercial banks have branches located in several communities. One of the largest regional commercial banks in North Carolina and one savings institution also have their headquarters in Winston-Salem. Currently, we operate branches in Buncombe, Forsyth, Guilford, Iredell, Rockingham, Stokes, Surry, Wake and Yadkin Counties, North Carolina. In June 2011, there were 737 branches operated by fifty banks and eleven savings institutions in these nine counties with approximately $56.2 billion in deposits. On that date, deposits of the Bank were $1.3 billion for a 2.23% market share. The top three deposit market share leaders in this market area account for 51.7% of deposits. Many of these competing banks have capital resources and legal lending limits substantially in excess of those available to the Bank. Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.

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

Employees

During 2011, all employees of the Company were compensated by the Bank. At December 31, 2011, the Bank employed 290 full-time equivalent persons (including our executive officers). None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be good and extremely important to our long-term success. The Board and management continually seek ways to enhance employee benefits and the well being of employees.

SUPERVISION AND REGULATION

On March 3, 2011, the Company applied with the Board of Governors of the Federal Reserve System (“Federal Reserve”) to change its status from a financial holding company to a bank holding company because it was no longer eligible to be a financial holding company due to the regulatory condition of the Bank. The Company had not utilized any of the powers to operate financial holding company non-bank subsidiaries. The Federal Reserve approved the Company’s change in status to a bank holding company on March 14, 2011. The Bank is a North Carolina chartered banking corporation which is not a member of the Federal Reserve. Banking is a complex, highly regulated industry. The primary goals of bank regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete.

Southern Community Financial Corporation

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

A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Formerly, Southern Community Financial Corporation elected, and was authorized by the Federal Reserve, to be a financial holding company until its recent application to cease its financial holding company status and become a bank holding company.

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

In connection with the Consent Order executed on February 25, 2011 with the FDIC and the North Carolina Commissioner of Banks (NCCOB), the Federal Reserve notified the Company’s management and Board of Directors in January 2011 that all dividends, common and preferred, and interest payments on trust preferred securities require prior approval of the Federal Reserve. On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury. Additionally, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities. Furthermore, on June 23, 2011, the Company entered into a Written Agreement with the Federal Reserve under which the Company has agreed to:

•	Act as a source of strength for the Bank;
•	Not declare or pay dividends on its, common and preferred, stock or make any distributions of interest or principal on trust preferred securities without the prior approval of the Federal Reserve;
•	Formulate and implement a written plan to maintain sufficient capital at the Company on a consolidated basis;
•	Not, directly or indirectly, incur, increase or guarantee any debt without the prior approval of the Federal Reserve; and
•	Not, directly or indirectly, purchase or redeem any shares of its stock without the prior approval of the Federal Reserve.

The Company has undertaken the following actions to comply with the Written Agreement:

•	In June 2011, the Company submitted its Capital Plan to maintain sufficient capital on a consolidated basis. As of December 31, 2011, the Company had consistently maintained regulatory capital ratios in excess of the submitted Capital Plan’s minimum level.
•	During the first quarter of 2011 and during the subsequent quarters, the Company suspended its regularly scheduled quarterly payments of interest on both issues of trust preferred securities and cash dividends on its preferred stock issued to the US Treasury.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. As of December 31, 2011, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.47%, 11.75% and 14.26%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2011, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.

The Company’s trust preferred securities from Trust II, which are accounted for as debt under generally accepted accounting principles, presently qualify as Tier 1 regulatory capital to the limit of 25% of all core capital elements and are reported in Federal Reserve regulatory reports as minority interest in our consolidated subsidiaries. As of December 31, 2011, $32.2 million of the total $44.5 million in trust preferred securities counted as Tier 1 capital and the remaining $12.3 million as Tier 2 supplementary capital.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008. In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share. These warrants are immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company without restriction as the first three years of this agreement has passed. Effective February 14, 2011, the Company elected, and has continued, to defer the payment of these quarterly dividends to the United States Department of the Treasury. As of December 31, 2011, the Company owes the US Treasury $2.6 million in cumulative dividends. Once the Company has deferred payment of the quarterly preferred stock dividends for six or more quarters, the US Treasury may appoint up to two directors to the Company’s Board of Directors.

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

On February 25, 2011, the Bank entered into a Consent Order with the FDIC and the NCCOB. Under the terms of the Consent Order, the Bank agreed to develop and submit for approval written plans to: (1) strengthen Board oversight of the management and operations of the Bank; (2) comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital; (3) strengthen credit risk management practices; (4) reduce over a two-year period the Bank’s risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination; (5) reduce any undue concentration of credit in the Bank’s loan portfolio; (6) provide for improved management of the Bank’s funds management practices; and (7) identify and develop the Bank’s long-term strategic plan for asset growth, market focus, earnings projections, capital needs, and liquidity position.

In addition, the Bank agreed to: (1) notify the FDIC and NCCOB in writing when it proposes to make changes to the Bank’s directors or senior executive officers; (2) not make any distributions of interest or principal on subordinated debentures or declare or pay any dividends or bonuses without the prior written approval of the FDIC and NCCOB; (3) not undertake asset growth in excess of 10% or more per year or other material changes in asset and liability composition without prior notice to the FDIC and NCCOB; (4) not extend additional credit to or for the benefit of borrowers who have a loan that has been charged-off or adversely classified, in whole or in part, and is uncollected, except under certain circumstances and with the prior approval of a majority of the Board of Directors or a Board committee; (5) eliminate all assets classified as “loss” and 50% of those assets classified as “doubtful” in the Bank’s June 30, 2010 Report of Examination; (6) not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC; (7) provide for the maintenance of an adequate allowance for loan losses; (8) strengthen lending and collection policies and provide for the ongoing internal loan review and grading of the Bank’s loan portfolio; and (9) eliminate or correct all deficiencies noted in the June 30, 2010 Report of Examination and ensure future compliance with applicable laws and regulations.

Under the Consent Order, the Board of Directors of the Bank must also retain an independent consultant to conduct an analysis and assessment of the Bank’s Board, management, key staff performance and related staffing needs. Following receipt of the consultant’s report, the Board was required to submit a management plan to the FDIC and the NCCOB that addresses the findings and recommendations in the report. Following its approval by the FDIC and NCCOB, the Board is required to implement and follow the management plan.

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

The Bank has undertaken the following additional actions, among other things, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•	As of December 31, 2011, the Bank had reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by an amount (42%) exceeding its scheduled reduction of 35% at its second measurement point (by the one year anniversary of the Consent Order, February 25, 2012).

•	The Bank retained an independent consultant who prepared a management plan, which was approved by the Board. The plan was submitted to, and approved by, the FDIC and the NCCOB.
•	By December 31, 2011, the Bank had eliminated all assets classified as “loss” and the appropriate portions of those assets classified as “doubtful” in the Bank’s June 30, 2010 Report of Examination.
•	The Bank approved and submitted a revised 2011 budget, its 2012 budget, its 2011 – 2013 Strategic Plan and the latest version of the Bank’s Credit Policy, incorporating revisions in response to Consent Order provisions.
•	Throughout the second half of 2010 and into 2011, the Bank has taken a number of measures to strengthen its credit risk management, including the staffing of a Special Assets Group to resolve problem credits and formal Board oversight of the internal loan review function.
•	The Board of Directors formulated a plan to address the findings and recommendations contained in the management assessment report prepared by an independent consultant. After the plan’s approval by the regulators, the Board has implemented many of the elements of the plan and some elements of the plan are in process of being implemented.

To date, management believes that the Company’s compliance efforts with the Consent Order have been satisfactory and within the scheduled time frames. Compliance efforts remain ongoing.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. Beginning in October 2008, the Federal Reserve paid interest on balances in excess of a financial institution’s reserve requirement. During 2011, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves were required on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2012, no reserves will be required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $11.5 million and $71.0 million, and additional reserves are required on aggregate balances in excess of $71.0 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2011, the Bank met its reserve requirements.

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

Capital Adequacy. At December 31, 2011, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.47%, 11.75% and 14.26%, respectively, which exceeded the minimum requirements for a “well-capitalized” bank holding company. As of December 31, 2011, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.07%, 12.59% and 13.85%, respectively. The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital. Our capital position has been consistently in excess of our regulatory capital requirements pursuant to the Consent Order. In addition to utilizing balance sheet shrinkage through net loan run-off and the reduction in brokered deposits and ways to improve Bank profitability, the Company is currently considering various strategies such as: asset sales, plans for capital injections, and taking action to restructure the risk weighting of assets in order to maintain compliance with the terms of the Consent Order. As of December 31, 2011, the parent holding company had $5.6 million in cash available to be invested into the Bank to bolster capital levels. The ability to accomplish some of these goals is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

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

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. As disclosed above, the Consent Order contains provisions, among others, that restrict the Bank’s growth and require reductions in the Bank’s adversely classified assets as shown in the Bank’s Report of Examination as of June 30, 2010.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As disclosed above, under the terms of the Consent Order, the Bank will not accept, renew or rollover any brokered deposit without a waiver from the FDIC. As of December 31, 2011, the Bank has $147.6 million of brokered certificates of deposit or 12.5% of total deposits.

Deposit Insurance. FDIC-insured banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF to restore the DIF to target levels.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in noninterest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020 and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC adopted a revised approach to the assessment of deposit insurance premiums. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

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

We intend to continue to address the issues raised by our regulators in connection with the Consent Order we executed with the FDIC and the NCCOB on February 25, 2011. The Consent Order requires us to report to the regulators at least quarterly on our efforts to address, among other things, the management and oversight of the Bank, a reduction in the Bank’s classified assets and concentrations of credit, and an improvement in the Bank’s earnings. We have substantially complied with the Consent Order provisions over the past year, including:

•	Maintaining capital in excess of regulatory imposed minimum levels;
•	Reduced classified assets (as contained in the June 30, 2010 Report of Examination) in the aggregate in excess of the benchmarks set in the Consent Order;
•	Significantly reduced our reliance on brokered deposits to 12.5% of total deposits at December 31, 2011 (and expect our brokered deposits to be less than 10% of total deposits by March 31, 2012);
•	Improving Bank profitability; and
•	Formulated a plan to address the recommendations in the management assessment report prepared by an independent consultant. After being approved by the FDIC/NCCOB, this plan is in process of being implemented.

While the provisions of the Consent Order remain in effect, our prospects to continue to comply and have these regulatory restrictions lifted must be evaluated in light of the continued risks, expenses and difficulties in addressing these issues.

Our ability to achieve the goal of lifting the Consent Order will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues. Failure to comply with the requirements of the Consent Order could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

Given the current depressed market value of our common stock, if we were required to raise additional capital, it could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2011, we had 13,172,925 shares of additional authorized common stock available for issuance, and 957,250 shares of additional authorized preferred shares available for issuance. We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. We, as well as our banking regulators, continue to regularly perform a variety of capital analyses, including the preparation of stress case scenarios, taking into account our regulatory capital ratios, financial condition, and other relevant considerations. If it becomes appropriate in order to maintain or increase our capital levels, we may opportunistically issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock. There could also be market perceptions that we need to raise additional capital, and regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock. Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to existing common shareholders. The market price of our common stock could also decline as a result of sales or in anticipation of such sales.

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

Economic growth and migration into our market areas in North Carolina has slowed significantly and our real estate markets have been subject to a significant decline in value. In prior years, these markets experienced substantial growth in population, new business formation, and residential real estate sales activity. A significant amount of our growth was based upon our loans to residential builders. Current economic conditions have resulted in a decrease in residential real estate sales activity in our markets, which has limited our lending opportunities and negatively affected our loan portfolio and earnings. We do not anticipate that the housing market will improve significantly in the near term, and accordingly, this could lead to additional valuation adjustments on our loan portfolio. A prolonged period of slow economic growth could have a further material adverse effect on our business, results of operations and financial condition.

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

Our real estate lending activities, and the exposure to fluctuations in commercial and residential real estate values, are significant. At December 31, 2011, approximately 85.4% of the Bank’s loans had real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. We have been adversely impacted by the decline in real estate values in our market during 2011. These declines in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions that have relatively lower concentrations of real estate secured loan portfolios. If the value of the real estate serving as collateral for our loan portfolio continues to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers dependent on the sale or refinancing of the property. If we restructure loans to improve the prospects of collectability, such actions may require loans to be treated as troubled debt restructurings, or non-performing loans which could adversely affect the adequacy of our allowance for loan losses and our capital. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Foreclosed real estate may decline in value and we may be required to liquidate such assets at discounts to their appraised values. Declines in the value of commercial and residential real estate in our markets could continue to have a material adverse effect on our results of operations and financial condition.

Our construction loans are subject to additional lending risks that could adversely affect earnings.

As of December 31, 2011, approximately 15.0% of our total loan portfolio was comprised of construction, acquisition and development loans. In the event of a continuing general economic slowdown, these loans may have additional risk due to the borrower’s inability to repay on a timely basis. In addition to the normal repayment risk and potential decreases in real estate values, construction lending may pose additional risks that affect repayment and the value and marketability of real estate collateral, such as:

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

Our financial condition or results of operation may be adversely affected if we experience higher loan losses that we have provided for in our allowance for loan losses.

Our reliance on historic loan loss experience and other assumptions related to our assessment of the adequacy of our allowance for loan losses may not be warranted under the current economic situation. Approximately 69.4% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans. Historic loan losses may not be a sufficient guide given the current economic environment. Losses may be experienced as a result of various factors beyond our control, including, among other things, overall economic conditions, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers. If our loan losses are more than what we have provided for in our loan loss assumptions, those losses could negatively affect our earnings.

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

Our Board of Directors discontinued cash dividends on our common stock during 2009 in order to conserve our capital. Our ability to pay cash dividends is limited by regulatory restrictions and the need to maintain sufficient capital. In connection with the Consent Order (see “Supervision and Regulation”), the Company is restricted from paying any dividends, common and preferred, and interest payments on trust preferred securities without Federal Reserve approval. Since the parent company has no operations, we are dependent upon our bank subsidiary as the operating company as a source of funds to pay future cash dividends. Under the provisions of the Consent Order with the FDIC and the NCCOB (see “Supervision and Regulation”), the Bank shall not declare or pay dividends without prior regulatory approval. As announced on February 17, 2011, the Company has suspended the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and has deferred its quarterly interest payments on trust preferred securities to preserve cash resources at the holding company level. However, after the deferral of six quarterly payments to the US Treasury, we are subject to the contractual imposition of conditions by the US Treasury, including the election of two new board members by the US Treasury. The inability to pay cash dividends or the imposition of conditions by the US Treasury for failure to pay preferred stock dividends could have a material adverse effect on our stock price.

Our trading volume has been low compared with larger bank holding companies which may cause the market price of our stock to be more volatile.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the three months ended February 29, 2012 was approximately 19,862 shares. Lightly traded stock can be more volatile than stock trading in an active public market like that for larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a significant number of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our financial condition or results of operation may be adversely affected if we are required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our FDIC insurance premium assessments, and the FDIC may be required to make additional increases to the assessment rates or to levy additional special assessments on us. As a result of the Consent Order, our FDIC insurance premium assessment has increased significantly (See “Supervision and Regulation”). Higher insurance premiums and assessments increase our costs and limit our ability to pursue certain business opportunities. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur. Significant additional FDIC insurance premium assessments could have a material adverse effect on our results of operations or financial condition.

Failure to realize our deferred tax asset could have a material adverse effect on our capital.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which requires the use of the asset and liability method. The largest component of our net deferred tax asset at December 31, 2011 was related to the activity in our allowance for loan losses. In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, we maintained a valuation allowance of $14.4 million as of December 31, 2011 to properly state our ability to realize our deferred tax assets. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty. The realizability of the net deferred tax asset of $2.1 million at December 31, 2011 is substantially based on the offset of deferred tax liabilities and tax planning strategies.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2011, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $44.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. In February 2011, the Company elected to defer regularly scheduled interest payments on both issues of junior subordinated debentures, related to our outstanding trust preferred securities. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Our common stock is not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of any bank and is not insured by the Federal Deposit Insurance Corporation, the Deposit Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Risks Related to an Investment in the Trust II and Trust III Securities

If we do not make interest payments under the debentures, the trust will be unable to pay distributions and liquidation amounts. The guarantee would not apply because the guarantee covers payments only if the trust has funds available.

Trust II will depend solely on our payments on the debentures to pay amounts due to holders of the Trust II Securities on the debentures. Without these payments, the trust will not have sufficient funds to pay distributions or the liquidation amount on the Trust II and Trust III Securities. In that case, holders of these securities will not be able to rely on the guarantee for payment of these amounts because the guarantee only applies if the trust has sufficient funds to make distributions or to pay the liquidation amount. Instead, holders of these securities or the property trustee will have to institute a direct action against us to enforce the property trustee’s rights under the indenture relating to the debentures.

Under the terms of the Consent Order, we are not allowed to pay dividends from our bank subsidiary to our holding company to fund interest payments on the debentures to the trust.

Prior to the issuance of the Consent Order (see “Supervision and Regulation”), ability to make payments on the debentures when due depended primarily on dividends received from our bank subsidiary because we are a holding company and substantially all of our assets are held by our bank subsidiary. In addition, the holding company has utilized some of the proceeds from the Treasury’s preferred stock investment to make interest payments under the debentures during periods when the bank subsidiary has been restricted from paying dividends to the holding company due to reduced profitability. The ability of our bank subsidiary to pay dividends is currently subject to regulatory restrictions. If these regulatory restrictions are lifted or waived, the bank subsidiary’s ability to pay dividends will be subject to the Bank’s profitability, financial condition, capital adequacy and cash flow requirements. The Company is required to obtain prior approval from regulatory bodies to borrow additional funds, issue debt instruments, issue and sell shares of preferred stock or engage in other types of financing activities at the holding company level.

Our obligation to make interest payments to the trust on the debentures is subordinated to existing liabilities or additional debt we may incur.

Our obligations under the debentures and the guarantee are unsecured and will rank junior in priority of payment to our existing liabilities and any future senior and subordinated indebtedness. Also, because we are a holding company, the creditors of our bank subsidiary, including depositors, also will have priority over holders of the Trust II Securities in any distribution of our subsidiaries’ assets in liquidation, reorganization or otherwise. Accordingly, the debentures and the guarantee will be effectively subordinated to all existing and future liabilities of our subsidiaries, and holders of the Trust II and Trust III Securities should look only to our assets for payments on these obligations of the Company.

We have the option to defer interest payments on the debentures for substantial periods.

As we announced in February 2011, we have elected to defer interest payments on the debentures. As long as we are not in default under the indenture relating to the debentures, we may, at one or more times, defer interest payments on the debentures for up to 20 consecutive quarters. If we defer interest payments on the debentures, the trust will defer distributions on the Trust II and Trust III Securities during any deferral period.

As we defer interest payments, holders of the Trust II and Trust III Securities will still be required to recognize the deferred interest amounts as income.

During a deferral period, holders of the Trust II and Trust III Securities will be required to recognize as income for federal income tax purposes the amount approximately equal to the interest that accrues on their proportionate share of the debentures, held by the trust in the tax year in which that interest accrues, even though holders of these securities will not receive these amounts until a later date if they hold these securities until the deferred interest is paid.

If holders of the Trust II and Trust III Securities sell their securities during a deferral period, they will forfeit the deferred interest amount and only have a capital loss.

Holders of the Trust II and III Securities will not receive the cash related to any accrued and unpaid interest from the trust if they sell these securities before the end of any deferral period. During a deferral period, accrued but unpaid distributions will increase their tax basis in these securities. If holders of these securities sell the securities during a deferral period, their increased tax basis will decrease the amount of any capital gain or increase the amount of any capital loss that they may have otherwise realized on the sale. A capital loss, except in certain limited circumstances, cannot be applied to offset ordinary income. As a result, deferral of distributions could result in ordinary income and a related tax liability for the holder, and a capital loss that may only be used to offset a capital gain.

Deferrals of interest payments may increase the volatility of the market price of the Trust II and Trust III Securities.

As we defer interest payments, the market price of the Trust II and Trust III Securities will likely be adversely affected. The Trust II and Trust III Securities may trade at a price that does not fully reflect the value of accrued but unpaid interest on the debentures. If holders of these securities sell the securities during a deferral period, they may not receive the same return on investment as someone who continues to hold these securities. Because of our right to defer interest payments, the market price of these securities may be more volatile than the market prices of other securities without a deferral feature.

There are no financial covenants in the indenture and the trust agreement.

The indenture governing the debentures and the trust agreement governing the trust do not require us to maintain any financial ratios or specified levels of net worth, revenues, income, cash flow or liquidity. The instruments do not protect holders of the debentures or the Trust II and Trust III Securities in the event we experience significant adverse changes in our financial condition or results of operations. In addition, neither the indenture nor the trust agreement limits our ability or the ability of any subsidiary to incur additional indebtedness. Therefore, holders of these securities should not consider the provisions of these governing instruments as a significant factor in evaluating whether we will be able to comply with our obligations under the debentures or the guarantee.

We may not redeem the Trust II or the Trust III Securities without the consent of the US Treasury until we redeem the preferred stock we sold to the Treasury or the Treasury transfers ownership of the preferred stock.

The Company has issued Cumulative Perpetual Preferred Stock, Series A, to the US Treasury. As a condition of this sale to the US Treasury, the Company agreed that it may not repurchase or redeem any of its trust preferred securities, including the Trust II and Trust III Securities, without the consent of the US Treasury, prior to the date upon which we either redeem the Series A preferred shares or the Treasury transfers ownership of the Series A preferred shares to a third party. Therefore, holders of these securities should have no expectation that we will redeem until, at the earliest, such conditional event transpires.

We may redeem some or all of the debentures and reduce the period during which holders of the Trust II and Trust III Securities will receive distributions.

We have the option to redeem any or all of the outstanding debentures without the payment of any premium upon satisfaction of the conditions to our sale of preferred stock to the US Treasury. Upon early redemption, holders of the Trust II and Trust III Securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on these securities.

We may redeem all of the debentures after December 6, 2011 upon the occurrence of certain events.

We may redeem all of the debentures before their stated maturity without payment of premium within 90 days after certain occurrences. These occurrences include adverse tax, investment company or bank regulatory developments. Upon early redemption (in compliance with the conditions of our sale of preferred stock to the US Treasury), holders of the Trust II and Trust III Securities may be required to reinvest their principal at a time when they may not be able to earn a return that is as high as they were earning on these securities.

We can distribute the debentures to holders of the Trust II and Trust III Securities, which may have adverse tax consequences for holders of the Trust II and Trust III Securities and could also adversely affect the market price of the Trust II and Trust III Securities.

The trustees may dissolve the trust before maturity of the debentures and distribute the debentures to holders of the Trust II and Trust III Securities under the terms of the trust agreement. Under current interpretations of United States federal income tax laws supporting classification of the trust as a grantor trust for tax purposes, a distribution of the debentures to holders of these securities upon the dissolution of the trust would not be a taxable event. Nevertheless, if the trust is classified for United States income tax purposes as an association taxable as a corporation at the time it is dissolved, the distribution of the debentures would be a taxable event to holders of these securities. In addition, if there is a change in law, a distribution of the debentures upon the dissolution of the trust could be a taxable event to holders of these securities. Also, the debentures that holders of these securities may receive if the trust is liquidated may trade at a discount to the price that was paid to purchase these securities.

Holders of the Trust II and Trust III Securities must rely on the property trustee to enforce their rights if there is an event of default under the indenture.

Holders of the Trust II and Trust III Securities may not be able to directly enforce their rights against us under the indenture if an event of default occurs. If an event of default occurs under the indenture, holders of these securities must rely on the enforcement by the property trustee of its rights as holder of the debentures against us. The holders of a majority in liquidation amount of these securities will have the right to direct the property trustee to enforce its rights. If the property trustee does not enforce its rights following an event of default and there is no request by the record holders of the debentures to do so, any record holder may, to the extent permitted by applicable law, take action directly against us to enforce the property trustee’s rights. If an event of default occurs that is attributable to our failure to pay interest or principal on the debentures, or if we default under the guarantee, holders of these securities may proceed directly against us. Holders of these securities will not be able to exercise directly any other remedies available to the holders of the debentures, unless the property trustee fails to do so.

Holders of Trust II and Trust III Securities have limited voting rights to replace the property trustee and the Delaware trustee.

Holders of Trust II and Trust III Securities only have voting rights that pertain primarily to certain amendments to the trust agreement. In general, only we can replace or remove any of the trustees. The holders of at least a majority in aggregate liquidation amount of these securities may replace the property trustee and the Delaware trustee only if an event of default under the trust agreement occurs and is continuing.

The subordinated debentures and the Trust II and Trust III Securities do not represent deposit accounts and are not insured.

The subordinated debentures and the Trust II and Trust III Securities do not represent bank deposit accounts and they are not obligations issued or guaranteed by the Federal Deposit Insurance Corporation or by any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we operated out of twenty-two banking offices, and seven operations/administrative offices. All banking offices have ATMs. A summary of our offices is as follows:

	Approximate	Year
	Square	Established	Owned or
	Footage	or Acquired	Leased
Banking Offices:
Asheville, North Carolina
1751 Hendersonville Road	9,821	2009	Owned
Clemmons, North Carolina
6290 Towncenter Drive	3,800	2004	Owned
Dobson, North Carolina
201 West Kapp Street	2,800	1995	Owned
Greensboro, North Carolina
1505 Highwoods Blvd.	9,800	2005	Owned
High Point, North Carolina
2541 Eastchester Drive	3,000	2003	Owned
Jonesville, North Carolina
503 Winston Road	2,500	1995	Owned
Kernersville, North Carolina
1207 South Main Street	8,300	2002	Owned
King, North Carolina
105 Post Office Street	4,000	2004	Owned
Madison, North Carolina
619 Ayersville Road	2,000	1990	Owned
Mooresville, North Carolina
210 Knob Hill Road	8,800	2006	Owned
Mount Airy, North Carolina
255 East Independence Blvd.	10,345	1999	Owned
2010 Community Drive	3,500	1988	Owned
Pilot Mountain, North Carolina
616 South Key Street	8,300	1987	Owned
Raleigh, North Carolina
3100 Edwards Mill Road	10,740	2009	Owned
Sandy Ridge, North Carolina
4928 Highway 704 West	1,250	1989	Owned
Union Grove, North Carolina
1439 W. Memorial Highway	2,300	1990	Owned
Walnut Cove, North Carolina
1072 North Main Street	1,700	1999	Leased

		Approximate	Year
		Square	Established	Owned or
		Footage	or Acquired	Leased
Banking Offices (continued):
Winston Salem, North Carolina
4701 Country Club Road		4,300	1996	Leased
225 Hanes Mill Road		2,800	2001	Owned
3151 Peters Creek Parkway		2,500	1998	Leased
500 South Stratford Road		5,980	2008	Owned
Yadkinville, North Carolina
532 East Main Street		7,800	1998	Owned
Operations and Administrative Offices:
Winston Salem, North Carolina
465 Shepherd Street		47,114	2006	Owned
100 Cambridge Plaza	(1)	7,028	2006	Owned
104 Cambridge Plaza	(1)	7,028	2006	Owned
108 Cambridge Plaza	(1)	7,028	2006	Owned
112 Cambridge Plaza	(1)	7,988	2006	Owned
4605 Country Club Road - Corporate		27,000	2003	Owned
4625 Country Club Road	(1)	4,700	1998	Owned

(1) Approximately 79% of these properties are leased to tenants.

In addition to the above locations, the Bank has approximately 130 outsourced ATM cash dispensing machines throughout North Carolina.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2011 of $38.3 million. See further information presented in Note 6 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Item 4. Mine Safety Disclosures

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

Our common stock and Trust II Securities are listed on the NASDAQ Global Select Market under the symbols “SCMF” and “SCMFO,” respectively. The following table sets forth the high and low sales prices per share of our common stock and our preferred securities (“SCMFO”), based on published financial sources. In March 2009, the Board suspended the payment of cash dividends on the common stock.

		Price
		SCMF		SCMFO
Year	Quarterly Period	High	Low	High	Low

2010	First Quarter	$2.85	$2.09	$8.00	$6.18
	Second Quarter	3.19	2.10	8.45	6.60
	Third Quarter	2.23	1.50	8.07	6.35
	Fourth Quarter	1.93	1.00	7.48	4.02

2011	First Quarter	$2.55	$1.05	$6.98	$3.25
	Second Quarter	2.14	1.02	4.50	3.00
	Third Quarter	1.87	1.15	5.45	3.12
	Fourth Quarter	1.30	1.00	5.30	3.35

2012	First Quarter	$2.27	$1.03	$5.90	$4.15
	(through February 29, 2012)

At February 29, 2012, there were approximately 6,657 holders of record of our common stock.

Effective February 2011, the Company and the Bank became subject to the following restrictions imposed by their regulators relating to cash dividends and cash payments on debt service. (See “Supervision and Regulation” for a complete summary of these regulatory restrictions.)

•	The Company is required to obtain the prior written approval of the Federal Reserve for the payment of all dividends, common and preferred, and for interest payments on trust preferred securities; and
•	Under a Consent Order with the FDIC and the NCCOB, the Bank agreed not to make any distributions of interest or principal on subordinated debentures or declare or pay any dividends without the prior written approval of the FDIC and the NCCOB.

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

Share Repurchases

Through July 2006, the Company authorized the repurchase up to 1.9 million shares of its common stock. Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans. No shares were repurchased during 2011 or 2010.

As a condition of the issuance of its Cumulative Perpetual Preferred Stock to the United States Treasury under its CPP, the Company must obtain the consent of the United States Treasury Department to repurchase any of its common stock.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares That May Yet
	of Shares	Average Price	Announced	Be Purchased Under
Period	Purchased	Paid per Share	Programs	the Programs
October 1, 2011 to December 31, 2011	None			41,927
Total for quarter	-	$-	-
Total repurchases under all programs	1,858,073	$6.99

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following tables set forth selected consolidated financial information and other data. The information set forth below does not purport to be complete and should be read in conjunction with our consolidated financial statements appearing elsewhere in this annual report.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except share and per share data)
Operating Data:
Interest income	$70,736	$80,638	$89,473	$96,742	$98,908
Interest expense	21,892	28,279	37,726	49,282	55,141
Net interest income	48,844	52,359	51,747	47,460	43,767
Provision for loan losses	15,150	39,000	34,000	8,165	2,775
Net interest income after
provision for loan losses	33,694	13,359	17,747	39,295	40,992
Non-interest income	14,040	15,606	12,906	11,341	11,329
Non-interest expense	44,660	47,768	100,498	42,148	40,898
Income (loss) before income taxes	3,074	(18,803)	(69,845)	8,488	11,423
Provision for income taxes (benefit)	-	4,318	(6,686)	2,634	3,869
Net income (loss)	3,074	(23,121)	(63,159)	5,854	7,554

Effective dividends on preferred stock	2,554	2,531	2,508	185	-

Net income (loss) available to common
shareholders	$520	$(25,652)	$(65,667)	$5,669	$7,554

Securities gains (losses) included in
non-interest income	$3,989	$3,531	$1,236	$98	$-

Per Common Share Data:
Net income (loss)
Basic	$0.03	$(1.53)	$(3.91)	$0.33	$0.43
Diluted	0.03	(1.53)	(3.91)	0.33	0.43
Cash dividends	-	-	0.040	0.160	0.155
Book value	3.29	2.99	4.77	8.77	8.18
Weighted average shares
Basic	16,827,684	16,811,439	16,787,938	17,363,395	17,559,352
Diluted	16,891,910	16,811,439	16,787,938	17,398,318	17,624,399

Balance Sheet Data:
Total assets	1,502,356	1,653,398	1,728,608	1,803,778	1,569,182
Loans	950,022	1,130,076	1,230,275	1,314,811	1,188,438
Allowance for loan losses	24,165	29,580	29,638	18,851	14,258
Deposits	1,183,172	1,348,419	1,314,070	1,233,112	1,045,237
Short-term borrowings	33,629	22,098	85,477	145,197	117,772
Long-term borrowings	177,514	182,686	199,103	228,016	254,633
Stockholders’ equity	97,635	92,341	121,997	187,710	142,339

Capital Ratios:
Total risk-based capital	14.26%	11.75%	12.92%	13.80%	11.44%
Tier 1 risk-based capital	11.75%	9.35%	11.34%	12.46%	10.28%
Leverage ratio	8.47%	7.42%	9.14%	10.57%	8.96%
Equity to assets ratio	6.50%	5.58%	7.06%	10.41%	9.07%

	At or For the Years Ended December 31,
	2011		2010		2009		2008		2007
	(Amounts in thousands, except share and per share data)
Selected Performance Ratios:
Return on average assets	0.20%		-1.38%		-3.57%		0.34%		0.50%
Return on average equity	3.25%		NM		NM		4.02%		5.45%
Net interest spread (1)	3.20%		3.19%		2.95%		2.75%		2.81%
Net interest margin (2)	3.34%		3.35%		3.16%		2.99%		3.19%
Non-interest income as a
percentage of total
revenue (3)	22.33%		22.96%		19.96%		19.21%		20.57%
Non-interest income as a
percentage of average
assets	0.89%		0.93%		0.73%		0.65%		0.75%
Non-interest expense to
average assets (6)	2.84%		2.84%		5.69%		2.42%		2.70%
Efficiency ratio (4) (6)	71.02%		70.28%		155.44%		71.65%		74.23%
Dividend payout ratio	NA		NA		NA		48.48%		36.05%

Asset Quality Ratios:
Nonperforming loans to
period-end loans	7.13%		8.08%		3.07%		1.10%		0.17%
Allowance for loan losses
to period-end loans	2.53%		2.60%		2.41%		1.43%		1.20%
Allowance for loan losses
to nonperforming loans	0.36	X	0.32	X	0.79	X	1.31	X	6.95	X
Nonperforming assets
to total assets (5)	5.85%		6.60%		3.32%		1.12%		0.18%
Net loan charge-offs
to average loans outstanding	1.98%		3.25%		1.82%		0.28%		0.14%

Other Data:
Number of banking offices	22		22		22		22		22
Number of full-time
equivalent employees	290		301		331		337		337

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2011, a $14.4 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 14 Income Taxes in the footnotes to the audited financial statements for further disclosure on this matter.

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

Other than Temporary Impairment of Investment Securities

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

Valuation of Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations, the impact of any subsequent changes in the carrying value and any gain or loss on the sale of the foreclosed property are included in other expenses.

OVERVIEW

Southern Community’s founders recognized an opportunity to fulfill the financial service needs of individuals and organizations left underserved by consolidation within the financial services industry. To fill a part of this void, the founders began in 1995 the process by which Southern Community Bank and Trust was created, and began operations on November 18, 1996. From inception, Southern Community has strived to serve the financial needs of small to medium-sized businesses, individuals, residential homebuilders and others in and around our markets in North Carolina. We offer a broad array of banking and other financial products; many of which are similar to those offered by our larger competitors, but we deliver them with an emphasis on superior customer service. We believe that our emphasis on quality customer service is the single most important factor among many that have fueled our growth to $1.5 billion in total assets in just over fifteen years of operations.

The Company began operations in November 1996 with $11.0 million in capital, a single branch facility and thirteen employees. Through December 31, 2011, Southern Community Financial Corporation has grown to a total of twenty-two full-service banking offices with $1.2 billion in deposit accounts. In support of this growth, the Company has generated additional capital through issuing common and preferred stock and retaining operating earnings. At December 31, 2011, the Company had $97.6 million in total stockholders’ equity. Through our banking subsidiary we offer traditional banking products as well as a full array of financial services. In October 2001, Southern Community Financial Corporation became the parent company of Southern Community Bank and Trust. On January 12, 2004, we acquired The Community Bank, a $240.0 million asset community bank with 10 banking offices in contiguous markets. The Company created Southern Community Advisors, our wealth management division, and has developed and acquired mortgage banking operations. While these operations are currently not significant to our results of operations, we intend to pursue growth in these businesses to enhance our non-interest income.

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

Financial Condition at December 31, 2011 and 2010

During the year ended December 31, 2011, our total assets decreased to $1.50 billion from $1.65 billion at the prior year end. The most significant factor contributing to this decrease was the continued decline in our loan portfolio which decreased $180.1 million. Total loans decreased at the end of all four quarters of 2011 due largely to weak loan demand, customer deleveraging and problem loan remediation. The continued weak economic environment caused net charge-offs to remain a significant factor although improved from the preceding two years. The Company’s liquidity improved during the year as investment securities increased $51.9 million or 14.4%. Total deposits were $1.2 billion at December 31, 2011, a decrease of $165.2 million or 12.3% from the year ago period. Time deposits decreased $83.6 million while Money market, savings and NOW accounts decreased $107.0 million and demand accounts increased $25.3 million. The decrease in time, money market, NOW and savings deposits was the result of rate sensitive customers moving to other investment opportunities. The decrease in deposits was offset by a greater decrease in loans allowing the Company to maintain adequate liquidity.

The loan portfolio, excluding loans held for sale, declined $180.1 million in 2011 due to a slowdown in loan demand, payoffs and the workout of nonperforming loans. The decline in loans was very pronounced in commercial real estate and residential construction loans which decreased $68.4 million and $35.7 million, respectively, as new loan closings did not keep pace with payoffs and foreclosures. Other commercial loans decreased $27.1 million while other consumer loans decreased $48.9 million. Foreclosure of real estate loans of $20.5 million was offset by sales of foreclosed properties of $15.2 million and writedowns in the carrying value of foreclosed properties of $2.8 million, resulting in an increase of $2.5 million in foreclosed assets by year end.

Our total liquid assets, defined as cash and due from banks, federal funds sold, interest-bearing deposits and investment securities, increased by $32.3 million during the year to $460.1 million at December 31, 2011. Liquid assets represented 30.6% of total assets at December 31, 2011 as compared to 25.9% at the beginning of the year. Investment securities increased $51.9 million while cash equivalents and federal funds sold decreased $19.6 million. The majority of securities that were called, matured, or sold during the year were reinvested in mortgage pools and other asset backed securities that had the best available yield. As of year-end, we believe our liquidity is adequate to fund future loan demand and manage deposit and borrowing outflows.

Customer deposits have traditionally been our primary funding source supplemented by wholesale funding. Total deposits totaled $1.18 billion, a decrease of $165.2 million or 12.3% from year-end 2010. A major factor in this decrease was the reduction in brokered deposits of $87.0 million as the Company focused on reducing the level of brokered deposits as required by the Consent Order. Another major decrease in deposits during 2011 was in money market and NOW accounts which decreased $88.8 million as customers utilized their liquidity to deleverage and seek reinvestment focused on the best available yield. Savings accounts decreased $18.1 million year-over-year, including our Ready Saver savings account which is available only on the internet. Demand deposits increased $25.3 million while customer certificates of deposits increased $3.5 million. Management will continue to focus on growing the local core deposit base; however, we will continue to monitor the costs of our various funding alternatives. Our funding mix may change from time to time as a result.

Total borrowings aggregated $211.1 million at December 31, 2011, and included $76.6 million of advances from the Federal Home Loan Bank of Atlanta (FHLB), junior subordinated debentures with a carrying value of $45.9 million and securities sold under agreements to repurchase of $88.6 million. At December 31, 2011, we had funding of $80.0 million in the form of term repurchase agreements with $20.0 million maturing within one year and $60.0 million with maturities from one to seven years. Management will use FHLB advances and other funding sources as necessary to support balance sheet management. However, management expects that our branch network will produce a larger volume of our core deposits and become an increasingly larger portion of our funding mix, which over time should contribute to a reduction in our overall funding cost.

The Company’s capital position remains strong with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2011, our stockholders’ equity totaled $97.6 million, a increase of $5.3 million from the December 31, 2010 balance. This net change includes $3.1 million of net income, $97 thousand of stock-based compensation and $2.1 million in other comprehensive income due primarily to unrealized gain in fair value on available for sale investment securities.

NET INTEREST INCOME

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2011, 2010 and 2009, our average interest-earning assets were $1.46 billion, $1.56 billion and $1.64 billion, respectively. During these same years, our net interest margins were 3.34%, 3.35% and 3.16%, respectively.

During 2011, the Federal Reserve maintained the federal funds target rate consistent with year-end 2010 at a range of zero to 0.25%. The federal funds rate is currently at a historical low surpassing the previous low of 1.00% in June 2003. These low rates are expected to continue through the end of 2014 based on guidance issued by the Federal Reserve. There is a 300 basis point spread between the federal funds rate and the prime rate which remained at 3.25% throughout 2011. While it is management’s goal to remain relatively interest rate neutral, the Bank’s interest rate sensitivity has remained slightly asset sensitive during 2011, as the funding mix has remained relatively stable. Net interest income totaled $48.8 million, a decrease of $3.5 million or 6.7% over the $52.4 million for the same period in 2010. The main factor in this decrease was the year-over-year reduction in average outstanding loan balances described above. Net interest income benefited from a slight improvement in net interest spread year-over-year as the Bank’s asset yields decreased at a slower pace (0.32% from 5.16% to 4.84%) than cost of funds (0.33% from 1.97% to 1.64%), leading to a flat net interest margin of 3.34% from 3.35% in 2010. The total cost of funds decreased $6.4 million while the interest income from interest earning assets decreased $9.9 million. The decrease in the year-over-year interest income from interest-earning assets was attributable to the aforementioned reduction in average loan balances and an earning asset mix shift from higher yielding loans to lower yielding investment securities and overnight funds. The continued use of interest rate floors on the majority of our variable rate loans helped to stabilize and moderate the pace of decline in the overall yield on loans. The improvement in the cost of funds was attributed to decreased rates on money market deposits and customers renewing their certificates of deposit at a lower rate.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2009 through 2011, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

	For the Years Ended December 31,
	2011			2010			2009
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
	(Amounts in thousands)
Interest-earning assets:
Loans (1)	$1,039,531	$58,373	5.62%	$1,200,609	$68,384	5.70%	$1,272,087	$74,548	5.86%
Investment securities
available for sale	328,648	9,916	3.02%	311,850	11,303	3.62%	327,487	14,035	4.29%
Investment securities
held to maturity	46,945	2,281	4.86%	17,911	886	4.95%	18,751	877	4.68%
Federal funds sold and
overnight deposits	46,892	166	0.35%	32,023	65	0.20%	19,846	13	0.07%

Total interest-earning assets	1,462,016	70,736	4.84%	1,562,393	80,638	5.16%	1,638,171	89,473	5.46%
Other assets	108,757			118,675			128,876
Total assets	$1,570,773			$1,681,068			$1,767,047

Interest-bearing liabilities:
Deposits:
NOW and money market	$499,265	$2,800	0.56%	$601,122	$5,718	0.95%	$466,667	$6,787	1.45%
Time deposits greater
than $100,000	217,325	2,329	1.07%	178,288	2,714	1.52%	193,505	4,833	2.50%
Other time deposits	402,144	7,720	1.92%	403,694	10,067	2.49%	486,721	14,798	3.04%
Borrowings	215,102	9,043	4.20%	253,339	9,780	3.86%	354,812	11,308	3.19%
Total interest-bearing
liabilities	1,333,836	21,892	1.64%	1,436,443	28,279	1.97%	1,501,705	37,726	2.51%

Demand deposits	132,469			119,418			107,461
Other liabilities	10,013			9,245			10,229
Stockholders' equity	94,455			115,962			147,652

Total liabilities and
stockholders' equity	$1,570,773			$1,681,068			$1,767,047

Net interest income and
net interest spread		$48,844	3.20%		$52,359	3.19%		$51,747	2.95%

Net interest margin			3.34%			3.35%			3.16%

Ratio of average interest-earning
assets to average interest-bearing
liabilities		109.61%			108.77%			109.09%

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

	December 31, 2011 vs. 2010			December 31, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
Interest income:
Loans	$(9,110)	$(901)	$(10,011)	$(4,130)	$(2,034)	$(6,164)
Investment securities available
for sale	558	(1,945)	(1,387)	(618)	(2,114)	(2,732)
Investment securities held
to maturity	1,423	(28)	1,395	(40)	49	9
Federal funds sold	41	60	101	18	34	52

Total interest income	(7,088)	(2,814)	(9,902)	(4,770)	(4,065)	(8,835)

Interest expense:
Deposits:
NOW and money market	(770)	(2,148)	(2,918)	1,617	(2,686)	(1,069)
Time deposits greater
than $100,000	506	(891)	(385)	(306)	(1,813)	(2,119)
Other time deposits	(34)	(2,313)	(2,347)	(2,297)	(2,434)	(4,731)
Borrowings	(1,542)	805	(737)	(3,578)	2,050	(1,528)

Total interest expense	(1,840)	(4,547)	(6,387)	(4,564)	(4,883)	(9,447)

Net interest income increase
(decrease)	$(5,248)	$1,733	$(3,515)	$(206)	$818	$612

RESULTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

Net Income (Loss). Our net income for 2011 was $3.1 million, an increase of $26.2 million from net loss of $23.1 million recorded in 2010. Net income available to common shareholders was $520 thousand for the year ended December 31, 2011 and net loss available to common shareholders was ($25.7) million for 2010. Net income (loss) per share available to common shareholders was $0.03 basic and diluted for the year ended December 31, 2011 and ($1.53) basic and diluted for 2010. Net interest income for 2011 was $48.8 million, down $3.5 million or 6.7%, compared with 2010, due primarily to a $161.1 million decrease in the average balance of loans outstanding year-over-year. The most significant factor of the improved earnings was the decreased level of asset quality costs, including a provision for loan losses of $15.2 million compared to $39.0 million for the prior year. Non-interest income for 2011 was $14.0 million which represents a decrease of $1.6 million, or 10.0%, from non-interest income of $15.6 million reported for 2010. The largest decrease in non-interest income was from mortgage banking activities which decreased $908 thousand, while the largest increase was from gain on sale of investment securities which increased $458 thousand for the year. Non-interest expense decreased $3.1 million, or 6.5%, compared with the previous year. The largest decrease in non-interest expense resulted from salaries and employee benefits including decreases of $1.9 million in salaries and commissions and $899 thousand in employee benefits. The largest increase was the FDIC insurance premium which increased $1.6 million. During 2011, average earning assets decreased $100.4 million or 6.9% to $1.46 billion, and average interest bearing liabilities decreased $102.6 million or 7.7%. A total unfavorable volume variance of $5.2 million resulted in the decline in the net interest income more than offsetting the favorable rate variance of $1.7 million.

Net Interest Income. During 2011, our net interest income decreased $3.5 million, or 6.7%, to $48.8 million. Interest income decreased due to (i) a decrease in average loan balances resulting from customer deleveraging, weak loan demand and problem loan remediation, (ii) declining market asset yields and (iii) the reversal of interest from loans being reclassified into a non-accrual status as well as other factors. Average total interest-earning assets decreased $100.4 million, or 6.9%, during 2011 as the average loan balances decreased $161.1 million, the average investment securities portfolio increased $45.8 million and federal funds sold increased $14.9 million. Our average total interest-bearing liabilities decreased by $102.6 million, or 7.7%. Approximately 54% of the loan portfolio is composed of fixed rate loans while 46% have a variable interest rate which generally adjusts immediately when index rates, such as our prime rate, change. During 2011, the Company continued its emphasis of interest rate floors on a majority of its variable rate loans which slowed the decline in its loan yields in 2011. Although we maintained loan pricing discipline when possible through the continued use of interest rate floors on variable rate loans during this period of low market interest rates, the yield on loans decreased eight basis points. In addition to the impact of declining market interest rates on asset yields, the interest foregone for loans in a non-accrual status for 2011 was $3.8 million.

During 2011, the Federal Reserve maintained the federal funds target rate consistent with year-end 2010 at a range of zero to 0.25%. Although the federal funds rate did not change during the year, the yield on earning assets decreased 32 basis points while our funding costs decreased 33 basis points. Interest income on investment securities decreased due to lower yields on new purchases of investment securities as the yields on available for sale investment securities and held to maturity investment securities dropped 60 and nine basis points, respectively.

Management reduced pricing on all deposit categories, particularly in transaction, money market and time deposits, during 2011, achieving significant improvements in our cost of funds as the cost of interest-bearing liabilities fell 33 basis points from 1.97% for 2010 to 1.64% for 2011.

We will continue to evaluate ways to improve our net interest margin. We expect competition for loan production during this time of weak loan demand to keep pressure on loan yields; while competition for deposits and the related deposit costs will not be as intense as in some prior years. We will also have an opportunity to reprice downward higher rate, maturing certificates of deposit. This should assist us in the challenge of stabilizing our major revenue source and improving our net interest margin in 2012.

Provision for Loan Losses. We recorded a $15.2 million provision for loan losses for the year 2011 representing a decrease of $23.8 million from the $39.0 million provision for the full year 2010. The level of provisions is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Analysis of Allowance for Loan Losses.” The provision for loan losses was 1.46% and 3.25% of average loans in 2011 and 2010, respectively. Our percentage of net loan charge-offs to average loans outstanding was 1.98% for the year ended December 31, 2011, compared with 3.25% for the year ended December 31, 2010. Nonperforming loans totaled $68.0 million, or 7.13% of total loans, at December 31, 2011 compared with $91.8 million, or 8.08% of total loans, at December 31, 2010. Nonperforming loans and net charge-offs have been predominantly related to residential construction and development lending in prior years. As of December 31, 2011, the mix of nonperforming loans has become distributed throughout the entire loan portfolio with $26.5 million in commercial real estate, $5.0 million in other commercial loans, $13.0 million in construction $12.1 in residential lots and $11.5 million in consumer loans. The allowance for loan losses at December 31, 2011 of $24.2 million represents 2.53% of total loans and 36% of nonperforming loans. The allowance for loan losses at December 31, 2010 of $29.6 million was 2.60% of total loans outstanding and 32% of nonperforming loans at that date.

Non-Interest Income. For the year ended December 31, 2011, non-interest income decreased $1.6 million, or 10.0%. Mortgage banking income decreased $908 thousand as refinance activity slowed and new purchase loan volume was weak due to the continued economic environment. Income from the investment in SBIC activities decreased $719 thousand with a loss of $88 thousand in 2011 compared to income of $631 thousand in 2010. The decline in SBIC income resulted from realized charge offs of investments in smaller companies who were not able to survive the current economic weakness. Service charges decreased $594 thousand, or 9.1%, of which $716 thousand was due to reduced NSF transaction volume and $86 thousand due to decreased service charges on deposit accounts. These decreases were partially offset by an increase in debit card income of $208 thousand. Income from investment brokerage and trust fees decreased from the prior year by $466 thousand to $1.0 million. Gains on the sale of investment securities increased $458 thousand and other sources of non-interest income increased $75 thousand. Decreased losses on economic hedges and other than temporary impairment charges of $403 thousand and $186 thousand, respectively, had a positive effect on non-interest income.

Non-Interest Expense. Non-interest expense decreased $3.1 million year over year due to cost reduction initiatives established in prior years and continued during 2011. These cost reductions included salary reductions for executive management, a salary freeze for all employees and eliminating the 401(k) employer match. The result of these actions was a reduction in salaries and commissions of $1.7 million and reduced employee benefit cost of $899 thousand, including a decrease of $328 thousand in the 401(k) match, a $302 thousand decrease in a Supplementary Executive Retirement Plan, a reduction of $128 thousand in payroll taxes and a $98 thousand reduction in employee insurance costs. Foreclosed asset related expenses decreased by $1.1 million as writedowns in the carrying values of foreclosed assets decreased $321 thousand, or 11.6%, and expenses to maintain foreclosed property, net of gains on sales of foreclosed assets, decreased $762 thousand, or 71.9%. Gains on sales of foreclosed assets increased $260 thousand on higher volume of sales ($15.9 million in 2011 versus $11.4 million in 2010). Occupancy and equipment expense decreased $260 thousand, or 3.5%, primarily due to decreases in depreciation on furniture and equipment of $164 thousand and in depreciation on information technology equipment of $71 thousand. The FDIC deposit insurance assessment for 2011 totaled $3.8 million, an increase of $1.6 million compared to 2010 due to increased premiums charged in connection with the previously announced Consent Order. Included in the decrease in other expenses of $754 thousand, was a $413 thousand decrease due to the discontinuance of a buyer incentive promotion in the second half of 2010 and throughout 2011.

Provision for Income Taxes. The Company recorded no income tax or benefit for the year ending December 31, 2011 compared to income tax expense of $4.3 million for 2010. The Company has now used all available net operating loss (NOL) carrybacks and now has a federal NOL carryforward of $4.7 million. No income tax expense or benefit is expected until future earnings utilize the NOL carryforward or the valuation allowance is partially or fully recaptured. The $14.6 million deferred tax asset valuation allowance recorded as of December 31, 2010 was reduced to $14.4 million at December 31, 2011. The $4.3 million income tax expense for 2010 reflected the impact of tax exempt interest income, income from bank owned life insurance for the period and a $8.6 million increase in the valuation allowance related to our ability to realize net deferred tax assets. See Note 14 Income Taxes in the footnotes to the audited financial statements for further disclosure on this matter.

RESULTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

Net Income (Loss). Our net loss for 2010 was $23.1 million, a decrease of $40.1 million from net loss of $63.2 million recorded in 2009. Net income (loss) available to common shareholders was ($25.7) million and ($65.7) million for 2010 and 2009, respectively. Net income (loss) per share available to common shareholders was ($1.53) basic and diluted for the year ended December 31, 2010 and ($3.91) basic and diluted for 2009. Net interest income for 2010 was $52.4 million, up $612 thousand or 1.2%, compared with 2009, due to improvement in the net interest margin. The net interest margin of 3.35% improved 19 basis points from 2009. One significant factor for the loss for the year was the elevated level of asset quality costs, including a provision for loan losses of $39.0 million for the year. Non-interest income for 2010 was $15.6 million which represents an increase of $2.7 million, or 20.9%, from non-interest income of $12.9 million reported for 2009. The largest increase in non-interest income was from gain on sale of investment securities which increased $2.3 million, while losses on derivative activity decreased non-interest income $766 thousand for the year. Non-interest expense decreased $52.7 million, or 52.5%, compared with the previous year. The largest increase in non-interest expense resulted from asset quality costs including increases of $939 thousand in expenses in acquiring and maintaining foreclosed property and $599 thousand in writedowns of the carrying values of foreclosed properties. The largest decrease was related to recognizing a non-recurring goodwill impairment charge of $49.5 million during the first quarter of 2009. During 2010, average earning assets decreased $75.8 million or 4.6% to $1.56 billion, and average interest bearing liabilities decreased $65.3 million or 4.4%. A total favorable rate variance of $818 thousand resulted in the improvement in the net interest margin more than offsetting the unfavorable volume variance of $206 thousand.

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

We will continue to evaluate ways to improve our net interest margin. We expect competition for loan production during this time of weak loan demand to keep pressure on loan yields; while competition for deposits and the related deposit costs will not be as intense as in some prior years. We will also have an opportunity to reprice downward higher rate, maturing certificates of deposit. This should assist us in improving our net interest margin in 2012.

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

Non-Interest Expense. The significant decrease of $52.7 million in non-interest expense in 2010 was due primarily to recognizing a non-recurring $49.5 million goodwill impairment charge during 2009 which was related to the goodwill generated by the merger with The Community Bank in January 2004. Excluding the goodwill impairment charge, non-interest expense decreased $3.2 million due to cost reduction initiatives established during late 2009 and continuing during 2010. These cost reductions included salary reductions for executive management, a salary freeze for all employees and reducing the 401(k) employer match from 100% to 50%. The result of these actions was a reduction in salaries of $1.1 million and reduced employee benefit cost of $509 thousand, including a decrease of $347 thousand in the 401(k) match and a reduction of $77 thousand in payroll taxes. The FDIC deposit insurance assessment for 2010 totaled $2.2 million, a decrease of $901 thousand compared to 2009 when a special assessment of $789 thousand was charged. FDIC assessments for 2011 and following years will continue at increased premium rates to rebuild the Deposit Insurance Fund that has been stressed during the recent economic downturn and the Bank’s regulatory condition. Non-interest expense related to problem loans increased sharply as writedowns in the carrying values of foreclosed assets increased $599 thousand, or 24.0%, and expenses to maintain foreclosed property increased $939 thousand, or 106.3%. Gains on sales of foreclosed assets increased $233 thousand on slightly higher volume of sales ($11.4 million in 2010 versus $10.7 million in 2009). The Company began a buyer incentive program near the end of 2008 to assist contractors in the sales of speculative houses financed by the Bank. Under this program, the Bank paid up to $10 thousand to home buyers that purchased certain bank-financed speculative houses. The expense for this program during 2010 was $413 thousand compared to $1.3 million during 2009 as the program was discontinued at the end of the second quarter of 2010. Occupancy and equipment expense decreased $475 thousand, or 6.0% primarily due to decreases in depreciation on software of $248 thousand and in depreciation on information technology equipment of $105 thousand. Other non-interest expense included increases in professional expenses of $758 thousand and real estate appraisal fees of $224 thousand, partially offset by a decrease in advertising of $178 thousand. Professional expenses increased due to higher legal and collection costs largely driven by the increased volume of problem loans in 2010. Management reduced our advertising expenses during 2010 by selectively cutting back on product promotional opportunities in print media.

Provision for Income Taxes. The Company recorded an income tax expense of $4.3 million for the year ending December 31, 2010 compared to income tax benefit of $6.7 million for 2009. The tax expense was primarily the result of increasing the deferred tax asset valuation allowance by $12.6 million to properly state the realizability of the Company’s deferred tax asset. The Company will recapture all available prior year taxes paid and generate a net operating loss carryforward when filing the current year return. See Note 14 Income Taxes in the footnotes to the audited financial statements for further disclosure on this matter.

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

We have maintained a sufficient level of liquidity in the form of federal funds sold, overnight deposits and investment securities. These liquid assets aggregated $405.4 million at December 31, 2011, compared to $373.9 million and $353.8 million at December 31, 2010 and 2009, respectively. The increase in 2011 resulted from increased investment securities funded by loan payoffs which exceeded decreases in deposits, reduced federal funds sold and interest bearing accounts and new borrowings. Supplementing customer deposits as a source of funding, we had an available line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $15.0 million at December 31, 2011. As a result of the Bank’s February 2011 Consent Order, we let some federal funds lines expire rather than secure them with collateral. As of December 31, 2011, the Bank has the credit capacity to borrow up to $374.9 million, from the Federal Home Loan Bank of Atlanta, with $76.6 million outstanding as of that date. The Bank’s ability to borrow at the FHLB is a function of its lendable collateral available for pledging. At December 31, 2011, the Bank had $118.1 million in lendable collateral (loans and investment securities) value pledged at the FHLB. Excluding the $76.6 million in borrowings outstanding with the FHLB, pledged collateral at the FHLB would support $41.5 million in additional borrowings absent the pledging of any additional collateral. At December 31, 2011, we had funding of $60.0 million in the form of long term repurchase agreements with maturities from one to seven years. We also had short-term repurchase agreements with total outstanding balances of $28.6 million and $4.8 million at December 31, 2011 and 2010, respectively, $8.6 million of which were done as accommodations for our deposit customers. Securities sold under agreements to repurchase are collateralized by US government agency obligations. As of December 31, 2011, the Bank had repurchase lines of credit aggregating $145.0 million from various institutions. The repurchases must be adequately collateralized.

During the first twelve years of our fifteen year history, our loan demand typically exceeded our growth in core deposits. We therefore relied heavily on certificates of deposit as a source of funds. While the majority of these funds are generally from our local market area, the Bank has utilized brokered and out-of-market certificates of deposit to diversify and supplement our deposit base. Certificates of deposit represented 48.3% of our total deposits at December 31, 2011, virtually unchanged from 48.6% at December 31, 2010 although the volume of these time deposits decreased $83.6 million during the year. Brokered and out-of-market certificates of deposit totaled $147.6 million at year-end 2011 and $234.6 million at year-end 2010, which comprised 12.5% and 17.4% of total deposits, respectively. This $87.0 million reduction in brokered deposits is in compliance with our Consent Order which states that we may not accept, renew or rollover any brokered or out-of-market certificates of deposit. Further, the Bank intends to reduce these deposits to 10% of total deposits or less during 2012. Certificates of deposit of $100 thousand or more represented 18.4% of our total deposits at December 31, 2011 and 15.4% at December 31, 2010. A portion of these deposits come from customers with long-standing relationships with our management. Based upon the nature of these relationships, management does not believe we are subject to significant liquidity risk related to these deposits. Large certificates of deposit are generally considered rate sensitive.

At December 31, 2011, our outstanding commitments to extend credit consisted of loan commitments of $227.1 million, including amounts available under home equity credit lines and letters of credit of $89.4 million and $6.9 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, deposit and borrowings maturities and deposit withdrawals in the near term.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2011.

	Payments Due by Period
		On Demand
		or Within			After
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(Amounts in thousands)

Short-term borrowings	$33,629	$33,629	$-	$-	$-
Long-term borrowings	177,514	-	30,000	65,000	82,514
Operating leases	5,374	810	1,397	679	2,488
Total contractual cash obligations
excluding deposits	216,517	34,439	31,397	65,679	85,002

Deposits	1,183,172	902,913	200,871	16,588	62,800

Total contractual cash obligations	$1,399,689	$937,352	$232,268	$82,267	$147,802

The following table reflects other commitments of the Company outstanding as of December 31, 2011.

	Amount of Commitment Expiration Per Period
		Within			After
Other Commitments	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(Amounts in thousands)

Undisbursed portion of home equity
credit lines collateralized primarily
by junior liens on 1-4 family properties	$89,387	$2,151	$5,080	$5,656	$76,500
Other commitments and credit lines	102,648	87,271	5,314	1,390	8,673
Undisbursed portion of construction loans	28,123	17,109	2,646	6,176	2,192
Mortgage loan commitments	6,911	6,911	-	-	-

Total other commitments	$227,069	$113,442	$13,040	$13,222	$87,365

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note 18 to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, Southern Community Capital Trust II, the subsidiary that issued 3,450,000 shares of Trust Preferred Securities in November 2003 and Southern Community Capital Trust III, which issued $10.0 million in Trust Preferred Securities in June 2007, represented the Company’s only SPE activity. The Trust Preferred Securities are backed by junior subordinated debentures issued by the Company, which are included in long-term borrowings on the balance sheet.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2011 was $97.6 million. At that date, the Company’s capital to asset ratio was 6.50% and all of our regulatory capital ratios exceeded the minimums established for a well capitalized bank holding company.

The Bank and the Company are subject to minimum capital requirements. See “Supervision and Regulation.” As the following table indicates, at December 31, 2011, the Company exceeded its regulatory capital requirements.

	At December 31, 2011
	Bank	Company	Minimum Requirement		Well Capitalized Requirements

Total risk-based capital ratio	13.85%	14.26%	8.00	%*	10.00%
Tier 1 risk-based capital ratio	12.59%	11.75%	4.00%		6.00%
Leverage ratio	9.07%	8.47%	4.00	%*	5.00%

* Under the terms of the Consent Order into which the Bank entered on February 25, 2011 (see “Supervision and Regulation”), the Bank agreed to comply with increased minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008. In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share. These warrants are immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval. On February 14, 2011, the Company announced the suspension of the payment of regular quarterly cash dividends on the Company’s preferred stock issued to the US Treasury. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. Interest on the past due payments is now also being accrued. As of December 31, 2011, the total amount of cumulative dividends owed to the US Treasury was $2.6 million.

As a condition of the CPP, the Company must obtain approval from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share. The Company agreed to certain restrictions on executive compensation, including limitations on amounts payable to certain executives under severance arrangements and change in control provisions of employment contracts and clawback provisions in compensation plans, as part of the CPP. During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation, including a prohibition on severance arrangements with certain executive officers, limitations on incentive compensation and various corporate governance requirements that are applicable to participants in the CPP.

On March 24, 2009, Southern Community Financial Corporation announced that its Board of Directors had voted to suspend payment of a quarterly cash dividend to common shareholders. If and when the Consent Order is removed, the Board will continue to evaluate a payment of a quarterly cash dividend on a periodic basis.

The Company’s dividend policy is subject to the discretion of our Board of Directors and will depend upon such factors as future earnings, growth, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions. Our ability to pay dividends in the future will directly depend on future profitability, which cannot be accurately estimated or assured. In light of the current economic environment, the FDIC has encouraged banks to consider reducing their dividends to preserve capital. We cannot guarantee if or when we will resume paying quarterly cash dividends to shareholders in the future.

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock. Through December 5, 2008 (the date of our participation in the Treasury’s Capital Purchase Plan), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans. No shares were repurchased during 2010 or 2011.

The Company’s trust preferred securities presently qualify as Tier 1 regulatory capital to the limit of 25% of all core capital elements and are reported in Federal Reserve regulatory reports as a minority interest in our consolidated subsidiaries. Amounts in excess of the 25% limitation count as Tier 2 supplementary capital for regulatory purposes. At December 31, 2011, $32.2 million of the total $44.5 million in trust preferred securities counted as Tier 1 capital and the remaining $12.3 million as Tier 2 supplementary capital.

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

In November of 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Because we have deferred the payment of interest on the debentures, the Company is precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures related to our outstanding trust preferred securities. As of December 31, 2011, the total amount of suspended interest payments on trust preferred securities was $2.9 million.

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

When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in securities, primarily securities issued by governmental agencies and asset-backed securities. The securities portfolio contributes to increased profitability and plays an important part in our overall interest rate risk management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or for borrowings.

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Based on the results of the income simulation model as of December 31, 2011, if interest rates increase instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 15.7%, or $6.2 million. As of December 31, 2011, if interest rates decrease instantaneously by two percentage points, our net interest income over a one-year time frame could decrease by approximately 20.9% or $8.3 million. Given that many market interest rates were less than 1% as of December 31, 2011, we do not expect that rates would decrease by 2% from year end 2011 levels.

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

Our balance sheet, based on gap measurements, was liability-sensitive at December 31, 2011 in the less than one-year horizon and asset-sensitive beyond one year. An asset-sensitive position means that there are more assets than liabilities subject to repricing in that period as market rates change, and conversely with a liability-sensitive position. As a result, in a falling rate environment, our earnings position could improve initially followed by a reduction in net interest income, with the opposite expectation in a rising rate environment, depending on the correlation of rate changes in these categories.

The following table presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2011 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. Included in interest-bearing liabilities subject to rate changes within 90 days, there is 100% of the money market, NOW and savings deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. As simplifying assumptions concerning repricing behavior, all money market, NOW and savings deposits are assumed to reprice immediately and fixed rate loans and mortgage-backed securities are assumed to reprice at their contractual maturity.

	At December 31, 2011
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Amounts in thousands)

Interest-earning assets
Loans	$124,935	$182,913	$307,848	$642,174	$950,022
Investment securities available for sale	-	850	850	361,448	362,298
Investment securities held to maturity	-	171	171	44,232	44,403
Federal funds sold and other interest-
bearing deposits	23,198	-	23,198	-	23,198

Total interest-earning assets	$148,133	$183,934	$332,067	$1,047,854	$1,379,921

Interest-bearing liabilities
Deposits:
Money market, NOW and savings deposits	$475,900	$-	$475,900	$-	$475,900
Time deposits greater than $100,000	5,737	115,808	121,545	95,591	217,136
Other time deposits	43,211	126,824	170,035	184,667	354,702
Borrowings	33,629	-	33,629	177,514	211,143

Total interest-bearing liabilities	$558,477	$242,632	$801,109	$457,772	$1,258,881

Interest sensitivity gap per period	$(410,344)	$(58,698)	$(469,042)	$590,082	$121,040

Cumulative gap	$(410,344)	$(469,042)	$(469,042)	$121,040	$121,040

Cumulative ratio of interest-sensitive
assets to interest-sensitive liabilities	26.52%	41.45%	41.45%	109.61%	109.61%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed in “Asset/Liability Management” above. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2011.

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2011 Occurring in the Indicated Year
	(Amounts in thousands)							Average	Estimated
						Beyond		Interest	Fair
	2012	2013	2014	2015	2016	Five Years	Total	Rate	Value
FINANCIAL ASSETS
Federal funds sold	$23,198	$-	$-	$-	$-	$-	$23,198	0.35%	$23,198
Investment securities (1) (2)	1,424	11,109	821	568	1,592	391,187	406,701	2.64%	407,812
Loans (3)
Fixed rate	86,526	90,041	63,947	87,459	84,785	100,089	512,847	5.96%	488,166
Variable rate	184,795	59,772	23,337	16,698	29,529	123,044	437,175	3.72%	416,136
Total	$295,943	$160,922	$88,105	$104,725	$115,906	$614,320	$1,379,921	4.18%	$1,335,312
FINANCIAL LIABILITIES
Money market, NOW and
savings deposits	$475,900	$-	$-	$-	$-	$-	$475,900	0.36%	$475,900
Time deposits	291,579	146,435	54,436	14,813	1,775	62,800	571,838	1.79%	701,173
Short-term borrowings	33,629	-	-	-	-	-	33,629	3.44%	35,334
Long-term borrowings	-	30,000	-	10,000	55,000	82,514	177,514	4.17%	161,888
Total	$801,108	$176,435	$54,436	$24,813	$56,775	$145,314	$1,258,881	1.63%	$1,374,295

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2011 are assumed to mature at their call dates for purposes of this table.
(3)	Includes non-accrual loans but not the allowance for loan losses.

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

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Amounts in thousands, except per share data and common stock price)

Interest income	$16,602	$17,287	$18,148	$18,699	$19,164	$20,049	$20,439	$20,986
Interest expense	5,111	5,335	5,578	5,868	6,759	6,773	7,007	7,739

Net interest income	11,491	11,952	12,570	12,831	12,405	13,276	13,432	13,247
Provision for loan losses	3,400	3,950	3,700	4,100	6,500	17,000	5,500	10,000

Net interest income (loss)
after provision for
loan losses	8,091	8,002	8,870	8,731	5,905	(3,724)	7,932	3,247
Non-interest income	4,403	3,200	3,534	2,903	4,200	3,060	4,392	3,953
Non-interest expense	11,497	10,425	11,255	11,483	12,608	10,984	12,333	11,843

Income (loss) before income
taxes	997	777	1,149	151	(2,503)	(11,648)	(9)	(4,643)
Income taxes	-	-	-	-	8,318	(3,698)	(270)	(32)

Net income (loss)	997	777	1,149	151	(10,821)	(7,950)	261	(4,611)

Effective dividend on
preferred stock	638	639	638	639	633	633	632	633

Net income (loss) available
to common shareholders	$359	$138	$511	$(488)	$(11,454)	$(8,583)	$(371)	$(5,244)

Per common share data:
Net income (loss):
Basic	$0.02	$0.01	$0.03	$(0.03)	$(0.68)	$(0.51)	$(0.02)	$(0.31)
Diluted	0.02	0.01	0.03	(0.03)	(0.68)	(0.51)	(0.02)	(0.31)

Common stock price:
High	$1.30	$1.87	$2.14	$2.55	$1.93	$2.23	$3.19	$2.85
Low	1.00	1.15	1.02	1.05	1.00	1.50	2.10	2.09

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

	At December 31,
	2011		2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Commercial real estate	$387,275	40.8%	$455,705	40.3%
Commercial
Commercial and industrial	85,321	9.0%	92,307	8.2%
Commercial line of credit	44,574	4.7%	64,660	5.7%
Residential real estate
Residential construction	101,945	10.7%	137,644	12.2%
Residential lots	45,164	4.8%	62,552	5.5%
Raw land	17,488	1.8%	20,171	1.8%
Home equity lines	95,136	10.0%	104,833	9.3%
Consumer	173,119	18.2%	192,204	17.0%
Subtotal	950,022	100%	1,130,076	100%
Less: Allowance for loan losses	(24,165)	.0	(29,580)	.0
Net Loans	$925,857		$1,100,496

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Amounts in thousands)
Residential mortgage loans	$395,586	32.2%	$393,360	29.9%	$318,038	26.8%
Commercial mortgage loans	455,268	37.0%	419,212	31.9%	390,948	32.9%
Construction loans	178,239	14.5%	260,549	19.8%	259,740	21.9%
Commercial and industrial loans	183,319	14.9%	221,231	16.8%	197,851	16.6%
Loans to individuals	17,863	1.4%	20,459	1.6%	21,861	1.8%
Subtotal	1,230,275	100%	1,314,811	100%	1,188,438	100%
Less: Allowance for loan losses	(29,638)		(18,851)		(14,258)
Net loans	$1,200,637		$1,295,960		$1,174,180

The following table presents at December 31, 2011 the aggregate maturities of loans in the named categories of our loan portfolio which mature during the periods indicated.

	At December 31, 2011
	Due within		Due after one year		Due after
	one year		but within five years		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Amounts in thousands)
Commercial real estate	$81,380	6.24%	$232,513	6.08%	$47,305	5.82%	$361,198	6.08%
Commercial
Commercial and industrial	30,925	4.86%	38,493	5.95%	12,354	4.96%	81,772	5.39%
Commercial line of credit	36,784	5.66%	6,169	5.24%	191	6.58%	43,144	5.60%
Residential real estate
Residential construction	46,253	5.78%	42,274	5.33%	1,926	6.66%	90,453	5.59%
Residential lots	17,448	5.22%	14,590	5.80%	1,029	7.27%	33,067	5.54%
Raw land	5,164	6.82%	3,836	6.43%	7,005	4.33%	16,005	5.63%
Home equity lines	25,049	3.57%	2,105	5.72%	65,345	5.25%	92,499	4.81%
Consumer	32,084	6.54%	68,844	6.48%	62,908	5.96%	163,836	6.29%
Total	275,087	5.67%	408,824	6.04%	198,063	5.59%	881,974	5.82%
Nonaccrual loans	32,761		30,001		5,286		68,048
Loans, gross	$307,848		$438,825		$203,349		$950,022

The above table is based on contractual scheduled maturities. Early repayments of loans or renewals at maturity are not considered in this table.

Commercial Mortgage Loans. Our commercial mortgage loans totaled $387.3 million at December 31, 2011. These loans are secured principally by commercial buildings for office, retail, manufacturing, storage and warehouse properties. Generally, in underwriting commercial mortgage loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans, and payments on such loans are often dependent on successful operation or management of the properties and the underlying businesses. We make commercial mortgage loans at both fixed and variable rates for payment terms with amortizations periods of up to 20 years.

Commercial Loans. Commercial business lending is a primary focus of our lending activities. At December 31, 2011, our commercial and industrial loan portfolio equaled $129.9 million or 13.7% of total loans. Commercial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that the yields on our commercial loans adjust with changes in market interest rates.

Real Estate Loans. Loans secured by real estate represent our greatest concentration of loans and are divided into three categories: residential mortgage, commercial mortgage and construction loans. We make real estate loans for purchasing, constructing and refinancing one-to-four family residential, five or more family residential and commercial properties. We also make loans secured by real estate to commercial and individual borrowers who use the loan proceeds for other purposes. Our real estate loans totaled $805.6 million at December 31, 2011, representing 84.8% of our total loans outstanding. Our loan policy generally requires an appraisal prior to funding a real estate loan, particularly if the loan amount equals or exceeds $250,000. It is the Bank’s policy to generally obtain a new appraisal on loan renewals depending on the complexity of the real estate, the amount of new credit being extended and the loan-to-value ratio. A new appraisal will generally be obtained if the value of the property in question appears to have changed significantly based on local real estate market conditions since last appraisal or if local real estate valuations have changed substantially since the property’s last appraisal.

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

Residential Mortgage Loans. We provide our customers access to long-term conventional real estate loans through the origination of Federal National Mortgage Association-conforming loans. Many of the fixed-rate one-to-four family owner occupied residential mortgage loans that we originate are for sale in the secondary market and have been pre-sold for the account of third parties. As it relates to loans sold to third party investors, the Bank has no repurchase obligation on sold loans generally as long as: the investor underwriting guidelines were followed; there was no false representations or fraud involved; and the underlying borrowers make their first mortgage payment when due. Residential mortgage loans held for sale totaled $4.5 million at December 31, 2011.

Residential loans are generated through our in-house staff as well as the Bank’s existing customer base, referrals from real estate agents and builders and local marketing efforts. Our lending efforts include the origination of loans secured by first mortgages on one–to-four family residences or unimproved residential parcels of land and on home equity credit lines. Our residential mortgage loans totaled $316.4 million at December 31, 2011 including $158.6 million in one-to-four family permanent mortgage loans, $95.1 million in outstanding advances under home equity credit lines, $45.2 in residential lots and $17.5 in raw land. Substantially our entire residential mortgage loans are secured by properties located within our market area, although we will make loans secured by properties outside our market area to qualifying existing customers. We believe that the amount of risk associated with this group of residential mortgage loans is mitigated in part due to the type of loans involved. Historically, the amount of losses suffered on this type of loan has been significantly less than those loans collateralized by other types of properties. Declining real estate values have increased risk of loss in this sector in recent periods.

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

Consumer Loans. Consumer loans include $158.6 million in 1-4 family residential mortgage loans discussed above and $14.5 million in loans to individuals totaling $173.1 million. Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Construction Loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower or the home is presold), and we provide construction financing to builders including acquisition, development and “spec” home financing. We have a staff of lending professionals and assistants who service only our construction loan portfolio. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. We lend to builders who have demonstrated a favorable record of performance and profitable operations within our market area. We also make commercial real estate construction loans on properties as noted in the preceding paragraph. We endeavor to limit our construction lending risk through adherence to established underwriting procedures. Also, we generally require documentation of all draw requests and utilize loan officers to inspect the project prior to funding any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans. Construction loans aggregated $101.9 million at December 31, 2011.

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

The Board Loan Committee consists of the CEO, Chief Commercial Banking Officer, Chief Credit Officer and five outside Directors as appointed by the Board of Directors. This Committee meets on a monthly basis to review for approval all loan requests from borrowers with aggregate exposure in excess of a specified limit. During November 2011, the Board of Directors revised the committee and individual lending authorities. While the Bank’s legal lending limit at December 31, 2011 was approximately $22.7 million, the Board Loan Committee must review for approval all loan requests from borrowers with aggregate exposure in excess of $5.0 million; this approval limit was previously $9.0 million. The Bank also has an internal bank loan committee comprised of seven members who review all loan requests with aggregate exposure between $4.0 million and $5.0 million; their previous approval authority was for aggregate exposure between $6.0 million and $9.0 million.

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

	At December 31,
	2011	2010	2009	2008	2007
		(Amounts in thousands)
Nonaccrual loans	$38,715	$63,168	$35,535	$14,433	$2,052
Restructured loans - nonaccruing	29,333	28,609	2,197	-	-
Total nonperforming loans	68,048	91,777	37,732	14,433	2,052
Foreclosed assets	19,812	17,314	19,634	5,745	775
Total nonperforming assets	$87,860	$109,091	$57,366	$20,178	$2,827
Accruing loans past due
90 days or more	$-	$-	$-	$-	$8
Allowance for loan losses	24,165	29,580	29,638	18,851	14,258
Nonperforming loans to period end loans	7.13%	8.08%	3.07%	1.10%	0.17%
Allowance for loan losses to period end loans	2.53%	2.60%	2.41%	1.43%	1.20%
Allowance for loan losses to
nonperforming loans	36%	32%	79%	131%	695%
Nonperforming assets to total assets	5.85%	6.60%	3.32%	1.12%	0.18%
Restructured loans in accrual status not included
above	$24,202	$12,117	$-	$-	$-

Nonperforming loans decreased to $68.0 million, or 7.13% of total loans, at December 31, 2011 compared to $91.8 million, or 8.08% of loans, at December 31, 2010.

The following table sets forth a breakdown of nonperforming loans as of the dates shown, by loan class.

	At December 31,
Nonperforming loans	2011	2010	2009
	(Amounts in thousands)
Construction	$12,975	$26,256	$11,789
Commercial real estate	26,484	22,086	11,922
Commercial and industrial	4,977	10,642	3,586
Residential lots	12,096	19,192	7,643
Consumer	11,516	13,601	2,792
Total nonperforming loans	$68,048	$91,777	$37,732

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at December 31, 2011. This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
			(Amounts in thousands)
Commercial real estate	$10,710	$10,380	$655	$36,251	$28,917	$39,297	$38,642
Commercial
Commercial and industrial	498	498	114	4,742	3,401	3,899	3,785
Commercial line of credit	99	99	99	957	905	1,004	905
Residential real estate
Residential construction	1,348	1,188	102	17,874	15,431	16,619	16,517
Residential lot loans	9,080	8,045	161	6,853	4,050	12,095	11,934
Raw land	-	-	-	3,808	1,484	1,484	1,484
Home equity lines	1,033	1,033	387	954	922	1,955	1,568
Consumer loans	1,839	1,753	90	10,501	9,000	10,753	10,663
Total	$24,607	$22,996	$1,608	$81,940	$64,110	$87,106	$85,498

The recorded investment in loans that were considered individually impaired at December 31, 2011 totaled $87.1 million including all non-accrual loans and accruing troubled debt restructured loans. At that time, the largest non-accrual balance of any one borrower was $5.2 million, with the average balance for the two hundred twenty-one non-accrual loans being $308 thousand. At December 31, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $23.0 million, with a corresponding valuation allowance of $1.6 million. In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank; while, the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date. For these impaired loans as of December 31, 2011, amounts charged off to date were $19.4 million or 18.2% of the unpaid principal balances.

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

As illustrated in one of the tables in Note 4 to the financial statements, during the twelve months ended December 31, 2011, the following concessions were made on 117 loans for $47.9 million (measured as a percentage of TDR loan balances):

•	Reduced interest rate for 36.8% (24 loans for $17.6 million);
•	Extension of payment terms for 57.2% (90 loans for $27.4 million);
•	Forgiveness of principal for 4.0% (1 loan for $1.9 million); and
•	Other for 2.0% (2 loans for $938 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

Of the total of 117 loans for $47.9 million which were modified as TDRs during the twelve months ended December 31, 2011, there were payment defaults (where the modified loan was past due thirty days or more) of $7.0 million, or 14.7% of the total, during the twelve months ended December 31, 2011.

On these TDRs (117 loans for $47.9 million) during the twelve months ended December 31, 2011, the following represents the success or failure of these concessions during the past year:

•	63.1% are paying as restructured;
•	24.9% have been reclassified to nonaccrual;
•	6.8% have defaulted and/or been foreclosed upon; and
•	5.2% have paid in full.

For a further breakdown of the successes and failures of each type of concession/modification, see the table in Note 4 to the financial statements.

In addition to nonperforming loans, there were $98.5 million of loans at December 31, 2011, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $118.4 million at December 31, 2010. See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications. Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by residential real estate or other assets, thus reducing the potential for loss should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets as of the dates shown, by loan class.

	At December 31,
Foreclosed assets	2011	2010	2009
	(Amounts in thousands)
Residential construction, land development
and other land	$9,854	$13,719	$11,101
Commercial construction	1,196	1,196	2,206
1 - 4 family residential properties	1,990	991	4,272
Nonfarm nonresidential properties	6,772	1,353	1,670
Multi family properties	-	50	160
Repossessed equipment	-	5	225
Total foreclosed assets	$19,812	$17,314	$19,634

Foreclosed assets consist of real estate acquired through foreclosure, repossessed assets and idled properties. At December 31, 2011 foreclosed assets totaled $19.8 million, or 1.32%, of total assets, and consisted of seventy seven properties. The largest dollar value of a foreclosed property at December 31, 2011 was $2.0 million. During the course of 2011, the Company acquired $20.5 million of property through foreclosure or repossession, collected $15.9 million in proceeds on asset dispositions, realized approximately $689 thousand in net gains on those dispositions and recorded $2.8 million in foreclosed asset valuation write-downs. The majority of these foreclosed assets at December 31, 2011 are located in North Carolina (88%) with the remainder located mostly in Florida (8%) and South Carolina (4%). We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio. The following table presents trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	At December 31,
	2011		2010		2009
			(Amounts in millions)
	$	% of Total	$	% of Total	$	% of Total
Loans delinquencies
30 - 89 days past due	$5.2	0.55%	$5.5	0.48%	$7.2	0.58%
Loans classified substandard or
doubtful	$185.7	19.46%	$219.9	19.36%	$83.6	6.80%
Nonperforming loans	$68.0	7.13%	$91.8	8.08%	$37.7	3.07%

As delinquency is viewed as one of the leading indicators for credit quality, the dollar amount of the Company’s 30-89 day delinquencies has declined year-over-year and sequentially compared with the last seven quarter end statistics since March 31, 2010. The percentage of total statistic has increased year-over-year due to the significant decrease in the Company’s loan portfolio. The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

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

	December 31,		December 31,		December 31,
	2011		2010		2009
			(Amounts in millions)
	$	% of Total	$	% of Total	$	% of Total
Special Mention	$96.1	10.1%	$139.0	12.3%	$119.7	9.8%
Substandard and Doubtful	185.7	19.6%	219.9	19.5%	83.6	6.8%
	$281.8	29.7%	$358.9	31.8%	$203.3	16.6%

The $34.2 million, or 16%, decrease in adversely classified loans from December 31, 2010 to December 31, 2011 was primarily due to the remediation of these loans, including the $20.5 million through foreclosure during 2011. The $42.9 million, or 21%, year-over-year decline in loans classified Special Mention demonstrates the improvement in the credit quality of the loan portfolio.

The following table is a further breakdown of the certain classified loans by loan class at December 31, 2011 along with an indicator of the overall credit quality of each loan class denoted by the weighted average risk grade.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.98	$49,179	$76,809
Commercial
Commercial and industrial	4.86	10,804	16,953
Commercial line of credit	4.49	2,796	3,895
Residential real estate
Residential construction	5.09	11,212	28,351
Residential lots	6.17	5,612	29,101
Raw land	5.35	976	4,705
Home equity lines	3.66	2,362	5,449
Consumer	4.21	13,147	20,480
		$96,088	$185,743

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

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories. As of December 31, 2011, speculative construction loans on our books more than twelve months amounted to $12.6 million, or 37.9%, of the total speculative residential construction loan portfolio, a decrease from $19.3 million, or 50.5%, of total speculative residential construction loans as of December 31, 2010. Land acquisition and development loans on our books for more than twenty-four months at December 31, 2011 amounted to $35.7 million, or 77.8%, of that portfolio, a decrease from $40.2 million, or 67.7%, of that portfolio as of December 31, 2010.

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

The ALLL consists of two major components: specific valuation allowances and a general valuation allowance. The Bank’s format for the calculation of ALLL begins with the evaluation of individual loans considered impaired. For the purpose of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. Because the significant portion of the Company’s impaired loans are collaterally dependent, the fair value of collateral method is most often used. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Once a loan is considered individually impaired, it is not included in other troubled loan analysis, even if no specific allowance is considered necessary.

In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance. These loss factors are based on an appropriate loss history for each major loan segment more heavily weighted for the most recent twelve months historical loss experience to reflect current market conditions. In addition, we assign additional general allowance requirements utilizing qualitative risk factors related to economic trends (such as the unemployment rate and changes in real estate values) and portfolio trends (such as delinquencies and concentration levels among others) that are pertinent to the underlying risks in each major loan segment in estimating the general valuation allowance. This methodology allows us to focus on the relative risk and the pertinent factors for the major loan segments of the Company. The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During 2011, these refinements had a minimal effect on the total allowance for loan losses.

As discussed herein, management has undertaken various initiatives, particularly since September 30, 2010, in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;

•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review;
•	Enhancing our internal and external loan review protocol; and
•	Increasing the general valuation allowance component of our allowance for loan losses.

The following table shows, by loan segment, an analysis of the allowance for loan losses.

	At December 31,
	2011	2010
Allowance for credit losses:	(Amounts in thousands)
Beginning balance	$29,580	$29,638
Chargeoffs:
Commercial real estate	(7,988)	(8,200)
Commercial	(3,400)	(5,610)
Residential real estate	(8,132)	(23,944)
HELOC	(977)	(1,799)
Consumer	(4,388)	(2,935)
Total charge-offs	(24,885)	(42,488)
Recoveries
Commercial real estate	1,259	310
Commercial	525	1,165
Residential real estate	1,816	1,609
HELOC	147	172
Consumer	573	174
Total recoveries	4,320	3,430
Net charge-offs	(20,565)	(39,058)
Provision for loan losses
Commercial real estate	9,102	5,237
Commercial	1,757	5,520
Residential real estate	40	22,597
HELOC	749	1,933
Consumer	3,502	3,713
Total provision	15,150	39,000
Balance at end of period	$24,165	$29,580
Loans outstanding	$950,022	$1,130,076
Loans held for sale	4,559	5,991
Total Loans	954,581	1,136,067
Average loans outstanding	$1,039,531	$1,200,609
Allowance for loan losses to
loans outstanding	2.53%	2.60%
Ratio of net loan charge-offs to
average loans outstanding	1.98%	3.25%

In disaggregating the loan portfolio as of December 31, 2010, the Company revised the loan classes to be more closely aligned with the risk profile of the loan portfolio. We have not applied these revisions retroactively to prior year data and therefore we are disclosing the allocation of the allowance for loan losses for the dates indicated under both the new revised loan classes and the previous loan categories for comparability purposes.

An analysis of the allowance for loan losses and a breakdown of the specific and general valuation components of the ALLL are as follows:

	At December 31,
	2009	2008	2007
	(Amounts in thousands)
Balance at beginning of period	$18,851	$14,258	$13,040
Charge-offs:
Residential mortgage loans	8,161	921	974
Commercial mortgage loans	1,753	165	-
Construction loans	7,757	1,452	140
Commercial and industrial loans	5,719	702	239
Loans to individuals	1,243	594	541
Total charge-offs	24,633	3,834	1,894
Recoveries:
Residential mortgage loans	131	113	86
Commercial mortgage loans	1	-	-
Construction loans	182	4	7
Commercial and industrial loans	971	28	63
Loans to individuals	135	117	181
Total recoveries	1,420	262	337
Net charge-offs	(23,213)	(3,572)	(1,557)
Provision for loan losses	34,000	8,165	2,775
Balance at end of period	$29,638	$18,851	$14,258
Loans outstanding	$1,230,275	$1,314,811	$1,188,438
Loans held for sale	3,025	316	1,929
Total loans	$1,233,300	$1,315,127	$1,190,367
Average loans outstanding	$1,272,087	$1,279,041	$1,114,677
Allowance for loan losses to
loans outstanding	2.40%	1.43%	1.20%
Ratio of net loan charge-offs to
average loans outstanding	2.33%	1.47%	1.28%

	At December 31,
	2011		2010		2009		2008
	(Amounts in thousands)
	$	%	$	%	$	%	$	%
ALLL components:
Specific	$1,608	7%	$5,129	17%	$9,792	33%	$2,792	15%
General	22,557	93%	24,451	83%	19,846	67%	16,059	85%
Total	$24,165	100%	$29,580	100%	$29,638	100%	$18,851	100%

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur. In disaggregating the loan portfolio as of December 31, 2010, the Company revised the loan classes to be more closely aligned with the risk profile of the loan portfolio. We have not applied these revisions retroactively to prior year data and therefore we are disclosing the allocation of the allowance for loan losses for the dates indicated under both the new revised loan classes and the previous loan categories for comparability purposes.

	At December 31,
	2011		2010
		% of Total		% of Total
By Loan Class	Amount	Loans (1)	Amount	Loans (1)
		(Amounts in thousands)
Commercial real estate	$9,076	37.6%	$6,703	22.7%
Commercial
Commercial and industrial	1,865	7.7%	2,226	7.5%
Commercial line of credit	1,171	4.8%	1,928	6.5%
Residential real estate
Residential Construction	4,564	18.9%	7,451	25.2%
Residential lots	2,595	10.7%	5,576	18.9%
Raw land	99	0.5%	507	1.7%
Home equity lines	1,412	5.8%	1,493	5.0%
Consumer	3,383	14.0%	3,696	12.5%
	$24,165	100.0%	$29,580	100.0%

	At December 31,
	2009		2008		2007

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Amounts in thousands)

Residential mortgage loans	$9,503	32.2%	$5,221	29.9%	$4,046	26.9%
Commercial mortgage loans	5,782	37.0%	3,670	31.9%	2,975	32.8%
Construction loans	8,629	14.5%	4,428	19.8%	3,225	21.8%
Commercial and
industrial loans	5,203	14.9%	3,524	16.9%	2,854	16.6%
Loans to individuals	421	1.4%	1,058	1.5%	1,158	1.9%
Other (2)	100	-%	950	-%	-	-%

Total	$29,638	100.0%	$18,851	100.0%	$14,258	100.0%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

(2)	During 2007, the ALLL methodology was revised to comply with the Interagency Policy Statement on the ALLL. As a result the unallocated portion of the allowance decreased due to the methodology enhancements. During 2008, an unallocated segment was re-established as an additional qualitative factor due to the current economic environment presenting potential loss exposures in excess of our historical loss rates.

INVESTMENT ACTIVITIES

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates approximately 17% of our interest income and serves as a necessary source of liquidity.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Amounts in thousands)
December 31, 2011
Securities available for sale:
US Government agencies	$34,660	$69	$-	$34,729
Asset-backed securities
Residential mortgage-backed securities	185,838	1,713	245	187,306
Collateralized mortgage obligations	28,089	450	1,447	27,092
Small Business Administration loan pools	67,507	637	76	68,068
Student loan pools	8,903	-	1	8,902
Municipals	26,981	2,239	-	29,220
Trust preferred securities	3,250	-	929	2,321
Corporate bonds	4,213	-	554	3,659
Other	1,000	1	-	1,001
	$360,441	$5,109	$3,252	$362,298
Securities held to maturity:
Asset-backed securities
Residential mortgage-backed securities	$474	$34	$-	$508
Small Business Administration loan pools	4,928	230	-	5,158
Municipals	33,214	1,904	1	35,117
Corporate bonds	5,787	-	1,056	4,731
	$44,403	$2,168	$1,057	$45,514

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
December 31, 2010
Securities available for sale:
US Government agencies	$100,101	$198	$2,059	$98,240
Asset-backed securities
Residential mortgage-backed securities	65,452	2,001	130	67,323
Collateralized mortgage obligations	42,379	274	422	42,231
Small Business Administration loan pools	40,453	74	305	40,222
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653
Securities held to maturity:
Asset-backed securities
Residential mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181
December 31, 2009
Securities available for sale:
US Government agencies	$57,441	$407	$560	$57,288
Asset-backed securities
Residential mortgage-backed securities	106,412	4,460	256	110,616
Collateralized mortgage obligations	70,131	1,353	-	71,484
Municipals	64,797	1,564	102	66,259
Trust preferred securities	4,252	-	1,376	2,876
Common stocks and mutual funds	3,418	141	295	3,264
Other	1,000	-	7	993
	$307,451	$7,925	$2,596	$312,780
Securities held to maturity:
US Government agencies	$2,500	$35	$-	$2,535
Asset-backed securities
Residential mortgage-backed securities	1,175	44	-	1,219
Municipals	7,244	185	3	7,426
	$10,919	$264	$3	$11,180

The following table presents the carrying values, fair values, intervals of maturities or repricings and weighted average yields of our investment portfolio at December 31, 2011.

	Amortized Cost	Fair Value	Weighted Average Yield
	(Amount in thousands)		(1)
Securities available for sale:
US Government agencies
Due after one but within five years	$11,000	$11,005	0.51%
Due after five but within ten years	1,319	1,333	3.36%
Due after ten years	22,341	22,391	3.56%
	34,660	34,729	2.58%
Asset-backed securities
Due after one but within five years	1,048	1,044	1.03%
Due after five but within ten years	22,479	23,176	2.70%
Due after ten years	266,810	267,148	2.04%
	290,337	291,368	2.08%
Municipals
Due within one year	850	850	1.40%
Due after one but within five years	445	449	3.35%
Due after five but within ten years	457	474	4.20%
Due after ten years	25,229	27,447	4.56%
	26,981	29,220	4.44%
Trust preferred securities
Due after ten years	3,250	2,321	3.19%
	3,250	2,321
Corporate Bonds
Due after ten years	4,213	3,659	7.00%
	4,213	3,659
Other
Due after five but within ten years	1,000	1,001	1.17%
	1,000	1,001
Total securities available for sale
Due within one year	850	850	1.40%
Due after one but within five years	12,493	12,498	0.61%
Due after five but within ten years	25,255	25,984	3.39%
Due after ten years	321,843	322,966	2.36%
	$360,441	$362,298	2.37%
Securities held to maturity:
Asset-backed securities
Due within one year	$6	$6	6.47%
Due after one but within five years	275	293	4.64%
Due after ten years	5,122	5,367	3.96%
	5,403	5,666	4.00%
Municipals
Due within one year	165	166	4.25%
Due after one but within five years	1,722	1,808	3.74%
Due after five but within ten years	4,215	4,416	4.21%
Due after ten years	27,111	28,727	4.82%
	33,213	35,117	4.68%
Corporate bonds
Due after one but within five years	5,787	4,731	6.00%
	5,787	4,731
Total securities held to maturity
Due within one year	171	172	4.32%
Due after one but within five years	7,784	6,832	3.86%
Due after five but within ten years	4,215	4,416	5.25%
Due after ten years	32,233	34,094	4.68%
	$44,403	$45,514	4.77%

____________

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using federal and state tax rates of 34% and 6.9%, respectively, less estimated disallowed interest expense.

At December 31, 2011, there were no securities of any issuer (other than US Government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

We have used interest rate swaps, caps and floors in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the re-pricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2011, interest rate swap arrangements with total notional amounts of $85.0 million, with terms ranging up to thirty years, were outstanding. In addition, we had $12.5 million notional of interest rate caps with up to twenty-six months remaining until maturity at year end. These instruments help protect the Company from changes in interest rates by allowing us to receive payments from the counterparty on these contracts when the referenced rate falls outside the level specified in the agreement.

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

Sources of Funds

Deposit Activities

We provide a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and our desire to increase or decrease certain types or maturities of deposits. We have used brokered deposits and out-of-market deposits as funding sources. As of December 31, 2011, we have $147.6 million of brokered certificates of deposits or 12.5% of total deposits. Under the Consent Order, the Bank agreed that it will not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC. We strive to establish customer relationships to attract core deposits in non-interest-bearing and other transactional accounts and thus to reduce our costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each of our major categories of deposits:

	For the Years Ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in thousands)

Interest-bearing NOW and money market accounts	$499,265	0.56%	$601,122	0.95%	$466,667	1.45%
Time deposits $100,000 or more	217,325	1.07%	178,288	1.52%	193,505	2.50%
Other time deposits	402,144	1.92%	403,694	2.49%	486,721	3.04%

Total interest-bearing deposits	1,118,734	1.15%	1,183,104	1.56%	1,146,893	2.30%

Demand and other non-interest-bearing deposits	132,469		119,418		107,461

Total average deposits	$1,251,203	1.03%	$1,302,522	1.42%	$1,254,354	2.11%

The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more and brokered certificates of deposit at the dates indicated:

	At December 31, 2011
	CDs > $100,000	Brokered CDs
	(Amounts in thousands)
Remaining Maturity
Less than three months	$5,737	$20,000
Three to six months	53,569	15,005
Six to twelve months	62,239	12,973
Over twelve months	95,591	99,581

Total	$217,136	$147,559

Borrowings

To supplement deposits, our primary source of funding, the Company utilizes borrowings for loan growth and other liquidity needs. The following is a summary of our borrowings at the indicated dates:

	At December 31,
	2011	2010
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$5,000	$16,250
Repurchase agreements	28,629	4,808
Other borrowed funds	-	1,040
	$33,629	$22,098
Long-term borrowings
FHLB advances	$71,637	$56,809
Term repurchase agreements	60,000	80,000
Junior subordinated debentures	45,877	45,877
	$177,514	$182,686

Short term advances from the FHLB are collateralized as described below and are scheduled to be repaid within one year based on the terms of the individual borrowing. Securities sold under agreements to repurchase are scheduled to be repaid within one year based on the terms of the individual borrowing and are provided solely as an accommodation to our customers. Customer repurchase agreements are collateralized by US government agency obligations and generally mature within ninety days from the transaction date. The Company purchases federal funds through unsecured lines of credit aggregating $15.0 million. Federal funds purchased are subject to restrictions limiting the frequency and term of advances, are payable on demand and bear interest based upon the daily federal funds rate.

As an additional source of funding, the Company has long term borrowings including long term advances from the FHLB, term repurchase agreements from other commercial and investment banks and debt associated with the issuance of trust preferred securities. Total FHLB advances outstanding of $76.6 million at December 31, 2011 are collateralized by loans with a carrying amount of $73.9 million, which approximates market value, and investment securities with a market value of $44.2 million. The Company also has long-term repurchase agreements outstanding of $60.0 million from various institutions that are collateralized by investment securities having a carrying value of $97.5 million at December 31, 2011. Certain of these agreements contain embedded interest rate or call options that may be exercised by us or the counterparty. The following table presents the maturities for long term FHLB advances and term repurchase agreements.

Long term borrowings	At December 31, 2011
	FHLB Advances		Term Repo
Years of maturity	Interest Rate	Amount	Interest Rate	Amount
	(Amounts in thousands)
2013	1.83%	$30,000	-	$-
2015	2.97%	10,000	-	-
2016	3.02%	25,000	3.70%	30,000
Thereafter	3.54%	6,637	3.74%	30,000
		$71,637		$60,000

In November 2003, Southern Community Capital Trust II (“Trust II”), a newly formed subsidiary of the Company, issued 3,450,000 shares of Trust Preferred Securities (“Trust II Securities”), generating total proceeds of $34.5 million. The Trust II Securities pay distributions at an annual rate of 7.95% and mature on December 31, 2033. The Trust II Securities began paying quarterly distributions on December 31, 2003. The Company has fully and unconditionally guaranteed the obligations of Trust II. The Trust II Securities are redeemable in whole or in part at any time after December 31, 2008. The Company is amortizing the issuance costs of these securities over their contractual life of thirty years. The unamortized balance of these issuance costs at December 31, 2008 was $1.3 million. The proceeds from the Trust II Securities were utilized to purchase junior subordinated debentures from the Company under the same terms and conditions as the Trust II Securities. We have the right to defer payment of interest on the debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust II Securities. Because we have deferred the payment of interest on the debentures, the Company is precluded from the payment of cash dividends to shareholders. The principal uses of the net proceeds from the sale of the debentures were to provide cash for the acquisition of The Community Bank, to increase our regulatory capital, and to support the growth and operations of our subsidiary bank.

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

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million. The amount of proceeds we count as Tier 1 capital cannot comprise more than 25% of our core capital elements. For us, this Tier 1 limit was $32.2 million at December 31, 2011. The $12.3 million in excess of that 25% limitation counts as Tier 2 supplementary capital on our books.

The carrying value of the junior subordinated debentures in connection with the two issues of trust preferred securities described above was $45.9 million at December 31, 2011.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures related to our outstanding trust preferred securities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is presented in Note 1 to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Southern Community Financial Corporation and Subsidiary

Winston-Salem, North Carolina

We have audited the accompanying consolidated statements of financial condition of Southern Community Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Financial Corporation and Subsidiary at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 23, 2012

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated STATEMENTS OF FINANCIAL CONDITION
December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$23,356	$16,584
Federal funds sold and overnight deposits	23,198	49,587
Investment securities (Note 3)
Available for sale, at fair value	362,298	310,653
Held to maturity, (fair value of $45,514 and $40,181 at December 31, 2011 and 2010, respectively)	44,403	42,220
Federal Home Loan Bank stock (Note 3)	6,842	8,750

Loans held for sale	4,459	5,991

Loans (Note 4)	950,022	1,130,076
Allowance for loan losses (Note 5)	(24,165)	(29,580)
Net Loans	925,857	1,100,496

Premises and equipment (Note 6)	38,315	40,550
Foreclosed assets	19,812	17,314
Other assets (Notes 7 and 14)	54,038	61,253
Total Assets	$1,502,578	$1,653,398

Liabilities and Stockholders’ Equity
Deposits
Demand	$135,434	$110,114
Money market and NOW	453,114	541,949
Savings	22,786	40,929
Time (Note 8)	571,838	655,427
Total Deposits	1,183,172	1,348,419

Short-term borrowings (Note 9)	33,629	22,098
Long-term borrowings (Notes 9 and 10)	177,514	182,686
Other liabilities (Note 12 and 17)	10,628	7,854

Total Liabilities	1,404,943	1,561,057
Stockholders’ Equity (Notes 10, 11, 12 and 16)
Senior Cumulative Perpetual Preferred Stock (Series A),
no par value, 1,000,000 shares authorized; 42,750 shares
issued and outstanding at December 31, 2011 and 2010	41,870	41,453
Common stock, no par value, 30,000,000 shares authorized;
issued and outstanding 16,827,075 shares and 16,812,625
shares at December 31, 2011 and 2010, respectively	119,505	119,408
Retained earnings (accumulated deficit)	(64,425)	(67,082)
Accumulated other comprehensive income (loss)	685	(1,438)
Total Stockholders’ Equity	97,635	92,341

Commitments and contingencies (Notes 13 and 18)

Total Liabilities and Stockholders’ Equity	$1,502,578	$1,653,398

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$58,373	$68,384	$74,548
Investment securities available for sale	9,916	11,303	14,035
Investment securities held to maturity	2,281	886	877
Federal funds sold and overnight deposits	166	65	13

Total Interest Income	70,736	80,638	89,473

Interest Expense
Money market, savings, and NOW deposits	2,800	5,718	6,787
Time deposits	10,049	12,781	19,631
Short-term borrowings	397	1,108	1,701
Long-term borrowings	8,646	8,672	9,607

Total Interest Expense	21,892	28,279	37,726

Net Interest Income	48,844	52,359	51,747

Provision for Loan Losses (Note 5)	15,150	39,000	34,000

Net Interest Income After
Provision for Loan Losses	33,694	13,359	17,747

Non-Interest Income
Service charges and fees on deposit accounts	5,939	6,533	6,246
Income from mortgage banking activities	1,274	2,182	2,104
Investment brokerage and trust fees	1,008	1,474	1,159
Gain on sale of investment securities	3,989	3,531	1,236
Net impairment loss recognized in earnings	-	(186)	(404)
Other (Note 15)	1,830	2,072	2,565
Total Non-Interest Income	14,040	15,606	12,906

Non-Interest Expense
Salaries and employee benefits	18,308	20,926	22,502
Occupancy and equipment	7,168	7,428	7,903
FDIC deposit insurance	3,803	2,197	3,098
Foreclosed asset related	3,832	4,914	3,376
Goodwill impairment	-	-	49,501
Other (Note 15)	11,549	12,303	14,118

Total Non-Interest Expense	44,660	47,768	100,498

Income (Loss) Before Income Taxes	3,074	(18,803)	(69,845)

Income Tax Expense (Benefit) (Note 14)	-	4,318	(6,686)

Net Income (loss)	3,074	(23,121)	(63,159)

Effective dividends on preferred stock (Note 11)	2,554	2,531	2,508

Net income (loss) available to common shareholders	$520	$(25,652)	$(65,667)

Net Income (loss) Per Common Share
Basic	$0.03	$(1.53)	$(3.91)
Diluted	0.03	(1.53)	(3.91)

Weighted Average Common Shares Outstanding
Basic	16,829,391	16,811,439	16,787,938
Diluted	16,896,692	16,811,439	16,787,938

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)

Net income (loss)	$3,074	$(23,121)	$(63,159)

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (loss) on available for sale securities	7,381	(3,519)	1,012
Tax effect	(2,846)	1,357	(390)
Reclassification of gains recognized in net income	(3,989)	(3,531)	(1,236)
Tax effect	1,538	1,361	476
Reclassification of impairment on equity securities	-	186	-
Tax effect	-	(72)	-
Net of tax amount	2,084	(4,218)	(138)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(342)	(738)	354
Tax effect	132	284	(137)
Reclassification of gains recognized in net income (loss), net
Reclassified into income	684	297	233
Tax effect	(264)	(115)	(90)
Other	-	(14)	(315)
Tax effect	-	6	121
Net of tax amount	210	(280)	166

Net postretirement benefit plans adjustment	(279)	(40)	(14)
Tax effect	108	15	6
Net of tax amount	(171)	(25)	(8)

Total other comprehensive income (loss)	2,123	(4,523)	20

Comprehensive income (loss)	$5,197	$(27,644)	$(63,139)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

						Accumulated
					Retained	Other	Total
	Preferred Stock		Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2008	42,750	$40,690	16,769,675	$119,054	$24,901	$3,065	$187,710

Net income (loss)	-	-	-	-	(63,159)	-	(63,159)

Other comprehensive income, net of tax	-	-	-	-	-	20	20

Restricted stock issued	-	-	18,000	63	-	-	63

Stock-based compensation	-	-	-	165	-	-	165

Cash dividends of $0.04 per share	-	-	-	-	(664)	-	(664)

Preferred stock transaction:

Preferred stock dividends	-	-	-	-	(2,138)	-	(2,138)

Preferred stock accretion of discount	-	370	-	-	(370)	-	-

Balance at December 31, 2009	42,750	41,060	16,787,675	119,282	(41,430)	3,085	121,997

Net income (loss)	-	-	-	-	(23,121)	-	(23,121)

Other comprehensive income (loss), net of tax	-	-	-	-	-	(4,523)	(4,523)

Stock options exercised including income tax benefit of $0	-	-	200	-	-	-	-

Restricted stock issued	-	-	24,750	74	-	-	74

Stock-based compensation	-	-	-	52	-	-	52

Preferred stock transaction:

Preferred stock dividends	-	-	-	-	(2,138)	-	(2,138)

Preferred stock accretion of discount	-	393	-	-	(393)	-	-

Balance at December 31, 2010	42,750	41,453	16,812,625	119,408	(67,082)	(1,438)	92,341

Net income	-	-	-	-	3,074	-	3,074

Other comprehensive income net of tax	-	-	-	-	-	2,123	2,123

Stock options exercised including
income tax benefit of $0	-	-	200	-	-	-	-

Restricted stock issued	-	-	14,250	71	-	-	71

Stock-based compensation	-	-	-	26	-	-	26

Cash dividends of $0.00 per share	-	-	-	-	-	-	-

Preferred stock transaction:

Preferred stock accretion of discount	-	417	-	-	(417)	-	-

Balance at December 31, 2011	42,750	$41,870	16,827,075	$119,505	$(64,425)	$685	$97,635

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income (loss)	$3,074	$(23,121)	$(63,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,617	4,389	4,131
Provision for loan losses	15,150	39,000	34,000
Net proceeds from sales of loans held for sale	60,846	105,113	175,887
Originations of loans held for sale	(58,040)	(105,897)	(176,492)
Gain from mortgage banking	(1,274)	(2,182)	(2,104)
Stock-based compensation	97	126	228
Net increase in cash surrender value of life insurance	(1,103)	1,079	1,116
Realized gain on sales of available for sale securities	(3,989)	(3,531)	(1,236)
Realized loss on impairment of investment securities available for sale	-	186	-
Realized loss of equity investment in Silverton Bank	-	-	404
Realized (gain) loss on sale of premises and equipment	54	24	(57)
Loss on economic hedges	129	532	826
Deferred income taxes	(869)	9,710	(5,836)
Realized (gains) loss on sale of foreclosed assets	(689)	(429)	(196)
OREO writedown	2,772	3,092	2,493
Goodwill impairment	-	-	49,501
Change in assets and liabilities:
(Increase) decrease in other assets	7,923	(1,964)	(12,886)
Increase (decrease) in other liabilities	2,422	(638)	(2,608)
Total Adjustments	28,046	48,610	67,171
Net Cash Provided by Operating Activities	31,120	25,489	4,012
Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	26,389	(18,318)	(29,089)
Purchases of:
Available for sale investment securities	(360,488)	(278,934)	(215,169)
Held to maturity investment securities	(7,829)	(36,632)	-
Proceeds from maturities and calls of:
Available for sale investment securities	44,496	143,570	122,115
Held to maturity investment securities	1,071	5,320	24,309
Proceeds from sale of:
Available for sale investment securities	274,785	132,930	69,846
Purchase of Federal Home Loan Bank stock	-	-	(421)
Proceeds from sales of Federal Home Loan Bank stock	1,908	1,044	384
Net (increase) decrease in loans	139,167	49,280	35,421
OREO capitalized cost	(269)	(103)	(758)
Purchases of premises and equipment	(827)	(1,154)	(5,962)
Proceeds from disposal of premises and equipment	127	92	59
Proceeds from sale of foreclosed assets	16,010	11,401	10,699
Net Cash Provided by (Used in) Investing Activities	134,540	8,496	11,434

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and transaction accounts	(81,658)	(4,407)	119,579
Net increase (decrease) in time deposits	(83,589)	38,756	(38,621)
Net increase (decrease) in short-term borrowings	(13,469)	(63,379)	(59,720)
Proceeds from long-term borrowings	45,000	-	16,250
Repayment of long-term borrowings	(25,172)	(16,417)	(45,163)
Preferred dividends paid	-	(2,138)	(2,138)
Cash dividends paid	-	-	(664)
Net Cash Provided by (Used in) Financing Activities	(158,888)	(47,585)	(10,477)
Net Increase (decrease) in Cash and Cash Equivalents	6,772	(13,600)	4,969
Cash and Cash Equivalents, Beginning of Year	16,584	30,184	25,215
Cash and Cash Equivalents, End of Year	$23,356	$16,584	$30,184

	2011	2010	2009
	(Amounts in thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$19,452	$28,818	$40,835
Income taxes paid	-	945	754
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$20,322	$11,861	$25,902
Transfer of investments from HTM to AFS	4,463	-	-
Increase (decrease) in fair value of securities available for sale, net of tax	2,084	(4,218)	(138)
Increase (decrease) in fair value of cash flow hedges, net of tax	210	(280)	166
Unrealized gain (loss) on fair value hedges	266	(379)	161

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the carrying value of foreclosed assets and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks,” which include cash on hand and amounts due from banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2011, the daily average gross reserve requirement was $6.4 million.

Investment Securities

Available for sale securities are carried at fair value and consist of bonds, asset-backed securities and municipal securities not classified as trading securities or as held to maturity securities. The cost of debt securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums, accretion of discounts, interest and dividend income are included in investment income. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Bonds and asset-backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in a permanent write down of the individual securities to their fair value if they are credit related. Such write-downs would be included in earnings as realized losses. Declines in fair value of individual debt securities that are not credit related including securities with below market interest rates are included in other comprehensive income. If the Company intends to sell a security or cannot assert that it is more likely than not to have to sell the security the loss must be included as a realized loss regardless of the reason for impairment. The classification of securities is generally determined at the date of purchase.

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

The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Company enters into interest rate lock commitments and commitments to sell mortgages. The primary risks are related to these interest rate lock commitments and forward-loan-sale commitments, which the Company executes on a “best efforts” basis rather than on a mandatory commitment basis. Under best efforts commitments, the Company is not obligated to deliver the loan for sale if the loan does not close. Using best efforts commitments to sell its mortgage loans, the Company can substantially mitigate the interest rate risk in its mortgage origination business.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on loans is recorded based on the principal amount outstanding. For all classes, loans are considered delinquent and past due when payment has not been received for a period of 30 days after a scheduled payment due date. The accrual of interest on impaired loans is discontinued when loans are 90 days or more past due or, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loans are written down or charged off when management has determined the loan to be uncollectible in part or in total. Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of six months and has the ability to continue making scheduled payments until the loan is repaid in full. See Note 4 for further discussion of lending practices by loan class. Loans are primarily made in the Bank’s market areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. The Company’s off balance sheet credit exposure is limited to unused lines of credit. An allowance for loan loss has not been established for this exposure. The Company did not enter into any significant purchases or sales of financing receivables during 2011 or 2010.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable losses inherent in the loan portfolio. The Bank’s format for the calculation of ALLL begins with the evaluation of loans under impairment guidelines. For the purposes of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. Once a loan is considered impaired, it is not included in the determination of the general loss component of the allowance, even if no specific allowance is considered necessary. In addition to the evaluation of individual loans for impairment, the Bank calculates the loan loss exposure on the remaining loans (not individually evaluated for impairment) by applying the applicable historical loan loss experience factors to each major loan segment.

The Bank also utilizes various other qualitative and quantitative factors to further evaluate the portfolio for risk. The other factors utilized include economic trends (such as the unemployment rate and changes in real estate values) and portfolio trends (such as delinquencies and concentration levels among others) that are pertinent to the underlying risks in each major loan segment. Based on the subjective evaluation of the impact of these qualitative and quantitative other factors, we assign additional general allowance requirements. The appropriate combined factor (historical loss experience adjusted for the qualitative and quantitative factors is applied to only those loans not individually evaluated for impairment. The ALLL calculation for specific loss and general loss exposure are aggregated to arrive at the approximate allowance level for our loan portfolio. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2011	2010	2009

Weighted average number of common shares used in computing basic net income per common share	16,829,391	16,811,439	16,787,938

Effect of restricted stock	67,301	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	16,896,692	16,811,439	16,787,938

For the years ended December 31, 2011, 2010 and 2009, net income (loss) for determining earnings per common share was reported net income (loss) less the effective dividends on preferred stock. For the years ended December 31, 2011, 2010 and 2009, there were 531,850, 598,006 and 657,100 exercisable options, respectively. In 2011, 531,850 options were antidilutive since the exercise price exceeded the average market price for the year. In 2010 and 2009, all options were antidilutive due to reported net losses. The outstanding warrants to purchase 1,623,418 shares provided to the US Treasury were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for their respective years.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and comprises net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income (loss) for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio, unrealized gains and losses, net of taxes, in the Company’s cash flow hedge instruments, and the components of changes in net benefit plan liabilities that are not recognized as benefit costs.

Accumulated other comprehensive income at December 31, 2011 and 2010 consists of the following:

	2011	2010
	(Amounts in thousands)

Unrealized holding gain - investment securities available for sale	$1,857	$(1,535)
Deferred income taxes	(715)	592
Net unrealized holding gain - investment securities available for sale	1,142	(943)

Unrealized holding gain (loss) - cash flow hedge instruments	9	(333)
Deferred income taxes	(4)	128
Net unrealized holding gain (loss) - cash flow hedge instruments	5	(205)

Postretirement benefit plans adjustment	(751)	(473)
Deferred income taxes	289	183
Net postretirement benefit plans adjustment	(462)	(290)

Total accumulated other comprehensive income	$685	$(1,438)

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

Effective February 25, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of North Carolina Office of the Commissioner of Banks with certain requirements, including reducing adversely classified loans and maintaining regulatory capital above specified minimum levels. On June 23, 2011, the Company entered into a Written Agreement with the Federal Reserve with certain restrictions including not paying any distributions of interest or principal on trust preferred securities without prior approval. See Note 2 for further discussion concerning the provisions of the Consent Order and Written Agreement.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to current year presentation. Such reclassifications had no effect on income or equity.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality disaggregated by portfolio segment and class of financing receivable. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This standard was adopted as of December 31, 2010 and during the quarter ended March 31, 2011 through additional disclosures in the notes to the consolidated financial statements.

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

In May 2011, the FASB has issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for accounting principles generally accepted in the United States (“US GAAP”) and international financial reporting standards (IFRS). The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company adopted this statement during the quarter ended March 31, 2011 and its adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB has issued Accounting Standards Update No. 2011-05, Comprehensive Income. The new standard provides guidance and new formats for reporting components and total net income and comprehensive income. The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company adopted this statement in 2011 and continued to use the two consecutive statement formats which is allowed by the pronouncement.

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

(2)  REGULATORY MATTERS

Regulatory Actions

On February 25, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation “and the North Carolina Commission of Banks. Under the terms of the Consent Order among other things, the Bank agreed to:

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

In connection with the Consent Order executed with the FDIC and the NCCOB, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “Federal Reserve”) on June 23, 2011. Under the terms of the Written Agreement, among other things, the Company agreed to:

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

In February 2011, the Company suspended the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury. As of December 31, 2011, the total amount of cumulative dividends owed to the US Treasury was $2.6 million. In addition, the Company elected to defer the payment of regularly scheduled interest payments on both issues of junior subordinated debentures related to its outstanding trust preferred securities. As of December 31, 2011, the total cumulative interest payments due on the trust preferred securities were $2.9 million. The Company continues to account for the cumulative amounts due on the subordinated debentures and preferred stock. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature.

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

(2)  REGULATORY MATTERS (Continued)

Management’s Plans and Compliance Efforts

As of December 31, 2011, the Bank has undertaken the necessary actions to comply with the Consent Order, including the following:

•	The Bank has exceeded all minimum capital requirements of the Consent Order. With respect to the Bank’s regulatory capital ratios as of December 31, 2011, the Tier 1 leverage capital ratio and the total risk-based capital ratios were 9.07% and 13.85%, respectively, compared to requirements of the Consent Order of 8% and 11%, respectively.
•	As of December 31, 2011, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by 42% which exceeds its scheduled reduction at its second measurement point (35% reduction by the February 25, 2012).
•	The Bank retained an independent consultant who prepared a management plan which was approved by the Board. The plan was submitted to, and approved by, the FDIC and the NCCOB.
•	The Bank has reduced its reliance on brokered deposits which amounted to 12.5% of total deposits at December 31, 2011 and has complied with the applicable restrictions on brokered deposits as stipulated in the Consent Order.

In addition to utilizing balance sheet shrinkage through net loan run-off and reduction of brokered deposits and undertaking various ways to improve Bank profitability, the Company is continuing to evaluate various strategies such as asset sales and plans for capital injections in order to maintain compliance with the minimum regulatory capital ratios required under the Consent Order provisions. As of December 31, 2011, the parent holding company had $5.6 million in cash available to be invested into the Bank to bolster capital levels. The ability to accomplish some of these goals is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company will be able to access any such capital or sell assets.

Failure by the Bank to comply with the requirements set forth in the Consent Order may result in further adverse regulatory actions, sanctions, and restrictions on the Bank’s activities, which could have a material adverse effect on the business, future prospects, financial condition or results of operations of the Bank and the Company.

(3) INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2011 and 2010:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
US Government agencies	$34,660	$69	$-	$34,729
Asset-backed securities
Residential mortgage-backed securities	185,838	1,713	245	187,306
Collateralized mortgage obligations	28,089	450	1,447	27,092
Small Business Administration loan pools	67,507	637	76	68,068
Student loan pools	8,903	-	1	8,902
Municipals	26,981	2,239	-	29,220
Trust preferred securities	3,250	-	929	2,321
Corporate Bonds	4,213	-	554	3,659
Other	1,000	1	-	1,001
	$360,441	$5,109	$3,252	$362,298

Securities held to maturity:
Asset-backed securities
Residential mortgage-backed securities	$474	$34	$-	$508
Small Business Administration loan pools	4,928	230	-	5,158
Municipals	33,214	1,904	1	35,117
Corporate Bonds	5,787	-	1,056	4,731
	$44,403	$2,168	$1,057	$45,514

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amount in thousands)

Securities available for sale:
US Government agencies	$100,101	$198	$2,059	$98,240
Asset-backed securities
Residential mortgage-backed securities	65,452	2,001	130	67,323
Collateralized mortgage obligations	42,379	274	422	42,231
Small Business Administration loan pools	40,453	74	305	40,222
Municipals	55,901	404	741	55,564
Trust preferred securities	4,252	21	1,179	3,094
Common stocks and mutual funds	2,650	353	-	3,003
Other	1,000	-	24	976
	$312,188	$3,325	$4,860	$310,653

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$804	$48	$-	$852
Municipals	31,416	104	1,631	29,889
Corporate bonds	10,000	-	560	9,440
	$42,220	$152	$2,191	$40,181

(3) INVESTMENT SECURITIES (Continued)

Residential mortgage-backed securities and collateralized mortgage obligations are primarily government sponsored (GSE) agency issued whose underlying collateral are prime residential mortgage loans. The Company’s municipal securities are composed of geographic concentrations of 94.0% North Carolina, 3.0% of Texas independent school districts and less than 3.0% in other states. As the Company’s investment policy limits the purchase of municipal securities to “A” rated or better, the municipal investment portfolio segment has 98.4% of this portfolio rated “A” or better.

Proceeds from sales of available for sale securities during 2011, 2010 and 2009 were $274.8 million, $132.9 million and $69.8 million respectively, at an aggregate gain of $4.0 million, $3.5 million and $1.2 million respectively. These sales were part of the Company’s asset liability management.

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and appointed the FDIC as the receiver to conduct an orderly liquidation of Silverton through the use of a bridge bank. The Company recorded a loss of $404 thousand in the first quarter of 2009 to write-off its equity investment in Silverton which was classified as other securities available for sale. The impairment loss on the Company’s equity investment in Silverton Bank was recorded as a component of non-interest income on the consolidated statements of operations for the period ended December 31, 2009. The Company determined one marketable equitable security was “other-than-temporarily” impaired during the first quarter of 2010 and recognized a $186 thousand write-down on the investment. The investment was sold during the fourth quarter of 2010 and the loss on the sale is included in securities gains and losses.

The following tables show the gross unrealized losses and fair values for our investments aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2011 and December 31, 2010. For available for sale securities, the unrealized losses relate to thirty-one issues of residential mortgage backed securities, one issue of student loan pools, two municipal issues and three issues of other securities. For held to maturity securities, the unrealized losses relate to one municipal security issue and one corporate bond. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

(3) INVESTMENT SECURITIES (Continued)

During the second half of 2011, management determined that (while possessing an A-credit rating as of December 31, 2011) the issuer’s creditworthiness appeared to be weakening, its intentions related to holding a specific corporate bond to maturity had changed. Based on this, management transferred this issue of corporate bonds from the held-to-maturity classification to available-for-sale. The pre-transfer carrying amount of this security was $4.2 million amortized cost and its post-transfer carrying value was $4.0 million at the date of the transfer, resulting in a $241 thousand unrealized loss.

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
Asset-backed securities
Residential mortgage-backed securities	$54,446	$245	$-	$-	$54,446	$245
Collateralized mortgage obligations	12,248	1,447	-	-	12,248	1,447
Small Business Administration loan pools	12,309	74	686	2	12,995	76
Student loan pools	8,902	1	-	-	8,902	1
Municipals	6	-	-	-	6	-
Trust preferred securities	-	-	2,321	929	2,321	929
Corporate bonds	-	-	3,659	554	3,659	554

Total temporarily impaired
securities	$87,911	$1,767	$6,666	$1,485	$94,577	$3,252

Securities held to maturity:
Municipals	$-	$-	$967	$1	$967	$1
Corporate bonds	-	-	4,731	1,056	4,731	1,056

Total temporarily impaired
securities	$-	$-	$5,698	$1,057	$5,698	$1,057

	2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)

Securities available for sale:
US Government agencies	$75,252	$2,059	$-	$-	$75,252	$2,059
Asset-backed securities
Residential mortgage-backed securities	29,315	130	-	-	29,315	130
Collateralized mortgage obligations	15,055	422	-	-	15,055	422
Small Business Administration loan pools	25,680	305	-	-	25,680	305
Municipals	31,513	737	719	4	32,232	741
Trust preferred securities	-	-	2,192	1,179	2,192	1,179
Common stocks and mutual funds					-	-
Other	976	24	-	-	976	24

Total temporarily impaired
securities	$177,791	$3,677	$2,911	$1,183	$180,702	$4,860

Securities held to maturity:
Municipals	$22,507	$1,631	$-	$-	$22,507	$1,631
Corporate bonds	9,440	560	-	-	9,440	560

Total temporarily impaired
securities	$31,947	$2,191	$-	$-	$31,947	$2,191

(3) INVESTMENT SECURITIES (Continued)

In evaluating investment securities for “other than temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss. At December 31, 2011, there were six investment securities with aggregate fair values of $12.4 million in an unrealized loss position for at least twelve months. Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality. Of the securities in an unrealized loss position for at least twelve months at December 31, 2011, two issues of corporate bonds amounted to $8.4 million in fair value (of the total $12.4 million in fair value) with unrealized loss positions of $1.6 million (of the total $2.5 million). The trust preferred securities had two issues in an unrealized loss position for 12 months or more due to changes in the level of market interest rates and a less active market in these securities. One of these securities has a variable rate based on LIBOR which has remained low throughout 2011. Based on the nature of these securities, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality. We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or maturity. The unrealized losses are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2011 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

US Government Agencies
Due after one but through five years	$11,000	$11,005	$-	$-
Due after five but through ten years	1,319	1,333	-	-
Due after ten years	22,341	22,391	-	-
Municipals
Due within one year	850	850	568	577
Due after one but through five years	445	449	1,319	1,397
Due after five but through ten years	457	474	4,215	4,416
Due after ten years	25,229	27,447	27,112	28,727
Trust preferred securities
Due after ten years	3,250	2,321	-	-
Corporate bonds
Due after ten years	4,213	3,659	5,787	4,731
Other
Due after five but through ten years	1,000	1,001	-	-
Asset-backed securities
Residential mortgage-backed securities	185,838	187,306	474	508
Collateralized mortgage obligations	28,089	27,092	-	-
Small Business Administration loan pools	67,507	68,068	4,928	5,158
Student loan pools	8,903	8,902	-	-
	$360,441	$362,298	$44,403	$45,514

Securities with carrying values of $76.8 million and $81.6 million and fair values of $80.5 million and $80.5 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits as required by law. Additionally, at December 31, 2011, securities with carrying values and fair values of $48.6 million and $49.1 million were pledged to secure the Company’s borrowings from the FHLB. Securities with carrying values of $113.9 million and fair values of $115.5 million were pledged for other purposes, primarily to secure repurchase agreements and derivative positions.

For the years ended December 31, 2011, 2010 and 2009, income from taxable and nontaxable securities were $10.1 million and $2.1 million, $9.6 million and $2.6 million, and $31.1 million and $1.8 million, respectively.

(3) INVESTMENT SECURITIES (Continued)

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $6.8 million at December 31, 2011 and $8.8 million at December 31, 2010. The Company carries its investment in FHLB at its cost which is the par value of the stock. In prior years, member institutions of the FHLB system have been able to redeem shares in excess of their required investment level at par on a voluntary basis daily. On March 6, 2009, FHLB announced changes in the calculation of member stock requirements (that had the impact of requiring increased member stock ownership) and changes in its policy toward the repurchase of excess stock held by members. These steps were taken as capital preservation measures reflecting a conservative financial management approach in the face of continued volatility in the financial markets and regulatory pressures. Prior to the announcement, the FHLB automatically repurchased excess stock on a daily basis. During 2011, the Company received a total of $1.9 million as its portion of repurchases of excess stock. The FHLB paid a quarterly cash dividend to its members since the second quarter of 2009. Management believes that our investment in FHLB stock was not impaired as of December 31, 2011 or December 31, 2010.

(4) LOANS

Following is a summary of loans by loan class:

	At December 31,
	2011		2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)

Commercial real estate	$387,275	40.8%	$455,705	40.3%
Commercial
Commercial and industrial	85,321	9.0%	92,307	8.2%
Commercial line of credit	44,574	4.7%	64,660	5.7%
Residential real estate
Residential construction	101,945	10.7%	137,644	12.2%
Residential lots	45,164	4.8%	62,552	5.5%
Raw land	17,488	1.8%	20,171	1.8%
Home equity lines	95,136	10.0%	104,833	9.3%
Consumer	173,119	18.2%	192,204	17.0%

Subtotal	950,022	100%	1,130,076	100%

Less: Allowance for loan losses	(24,165)		(29,580)

Net Loans	$925,857		$1,100,496

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to generate positive cash flow, operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships to include a full range of loan, deposit, and cash management services. Underwriting processes include thorough examination of the borrower’s market, operating environment, and business model, to assess whether current and projected cash flows can reasonably be expected to present an acceptable source of repayment. Such repayments are generally sensitized with variances of growth/decline, profitability, and operating cycle changes. Secondary repayment sources, including collateral, are assessed. The level of control and monitoring over such secondary repayment sources may be impacted by the strength of the primary repayment source and the financial position of the borrower.

Residential lot loans are extensions of credit secured by developed tracts of land with appropriate entitlements to support construction of single family or multifamily residential buildings. Such loans were historically structured as time or term loans to finance the holding of the lot for future construction. Because the property is neither generating current income nor providing shelter, these loans have proven to be subject to a higher-than-average risk of abandonment. Extensions of credit for acquisition of finished lots are generally assessed based on the outside repayment sources readily available to the borrower in the current underwriting for such loans.

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

Commercial lines of credit are underwritten according to the same standards applied to other commercial and industrial loans; with particular focus on the cash flow impact of the borrower’s operating cycle. Based on the risk profile of each borrower, an appropriate level of monitoring and servicing can be applied, such that higher risk categories involve more frequent monitoring and more involved control over the cash proceeds of asset conversion. Lower risk profiles may involve less restrictive controls and lighter servicing intensity.

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

(4) LOANS (Continued)

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan. Net unamortized deferred fees less related cost included in the above were $136 thousand and $128 thousand for 2011 and 2010.

Loans are placed in a nonaccrual status for all classes of loans when, in management’s opinion, the borrower may be unable to meet payments as they become due or 90 days past due. Loans are returned to an accrual status when the borrower makes timely principal and interest payments for a period of six months and has the ability to continue making scheduled payments until the loan is repaid in full. The following is a summary of nonperforming loans and nonperforming assets at December 31, 2011 and 2010:

	2011	2010
	(Amounts in thousands)

Nonaccrual loans	$38,715	$63,178
Restructured loans - nonaccruing	29,333	28,599
Total nonperforming loans	68,048	91,777

Foreclosed assets	19,812	17,314

Total nonperforming assets	$87,860	$109,091

Restructured loans in accrual status not included above	$24,202	$12,117

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

As illustrated in the table below, during the year ended December 31, 2011, the following concessions were made on 117 loans for $47.9 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 37% (24 loans for $17.7 million);
•	Extension of payment terms for 57% (90 loans for $27.4 million);
•	Forgiveness of principal for 4% (1 loan for $1.9 million); and
•	Other for 2% (2 loans for $938 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

(4) LOANS (Continued)

The following table presents a breakdown of the types of concessions made by loan class for the twelve months ended December 31, 2011.

	Twelve Months ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Amounts in $ thousands	Loans	Investment	Investment
Below market interest rate
Commercial real estate	5	$6,303	$6,303
Commercial and industrial	1	68	68
Commercial line of credit	2	247	247
Residential construction	3	6,331	6,331
Residential lots	10	4,578	4,578
Raw land	-	-	-
Consumer	3	117	117
Subtotals	24	17,644	17,644

Extended payment terms
Commercial real estate	26	13,397	13,397
Commercial and industrial	15	2,071	2,071
Commercial line of credit	3	296	296
Residential construction	5	2,682	2,682
Home equity lines	3	393	393
Residential lots	4	384	384
Raw land	2	59	59
Consumer	32	8,134	8,134
Subtotals	90	27,416	27,416

Forgiveness of principal
Commercial real estate	1	1,931	1,391
Subtotals	1	1,931	1,391

Other
Residential lots	1	910	1,113
Consumer	1	28	28
Subtotals	2	938	1,141

Grand Totals	117	$47,929	$47,592

The twenty-four loans for which an interest rate concession was granted during 2011 were collateral dependent. These loans are evaluated individually for impairment using the fair value of collateral method. Prior to the modifications shown above, these loans had partial charge-offs of $ 1.4 million. Because this recorded investment of these loans had already been charged down to the fair value of their collateral prior to the date of the modification, the recorded investment of these loans has not changed post-modification. The largest loan modification for $910 thousand in the other category involved the Bank advancing additional funds to further develop lots; such funds would not generally be advanced given the borrower’s financial condition. At December 31, 2011, this loan was adequately collateralized and no specific reserve was recorded.

(4) LOANS (Continued)

During the twelve months ended December 31, 2011, the Company modified 117 loans in the amount of $47.9 million. Of this total, there were payment defaults (where the modified loan was past due thirty days or more) of $7.0 million, or 14.7%, respectively, during the twelve months ended December 31, 2011.

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and twelve months ended December 31, 2011.

	Year ended December 31, 2011
	Number of	Recorded
Amounts in $ thousands	Loans	Investment
Below market interest rate
Commercial real estate	-	$-
Residential construction	1	942
Home equity lines	-	-
Residential lots	-	-
Consumer	-	-
Subtotals	1	942

Extended payment terms
Commercial real estate	7	3,170
Commercial and industrial	5	555
Commercial line of credit	1	38
Residential construction	2	244
Home equity lines	2	392
Residential lots	1	43
Consumer	10	1,655
Subtotals	28	6,097

Forgiveness of principal
Commercial real estate	-	-
Consumer	-	-
Subtotals	-	-

Other
Consumer	-	-
Subtotals	-	-

Grand Totals	29	$7,039

Of the total of 117 loans for $47.9 million which were modified during the twelve months ended December 31, 2011, the following represents their success or failure during the year ended December 31, 2011:

•	63.1% are paying as restructured;
•	24.9% have been reclassified to nonaccrual;
•	6.8% have defaulted and/or foreclosed upon; and
•	5.2% have paid in full.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of December 31, 2011.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
Amounts in $ thousands	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	1	$942	12	$6,778	11	$9,924	-	$-
Extended payment terms	5	1,550	69	20,612	7	1,989	9	3,265
Forgiveness of principal	-	-	1	1,931	-	-
Other	-	-	2	938	-	-	-	-
Total	6	$2,492	84	$30,259	18	$11,913	9	$3,265

(4) LOANS (Continued)

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans:

	December 31, 2011		December 31, 2010
	Nonaccrual Loans	Impaired Loans	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$26,484	$39,297	$22,085	$21,251
Commercial and industrial	3,548	3,899	7,324	6,359
Commercial line of credit	1,429	1,004	3,381	3,233
Residential construction	11,491	16,619	26,257	25,676
Home equity lines	2,637	1,955	1,031	433
Residential lots	12,096	12,095	19,192	19,336
Raw land	1,484	1,484	1,963	1,962
Consumer	8,879	10,753	10,544	8,872

Total	$68,048	$87,106	$91,777	$87,122

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level. For smaller loans, the allowance is calculated based on historical loss experience and other qualitative factors. Included in the table below, $65.1 million out of the total of $68.0 million of nonperforming loans and $22.0 million out of the total of $24.2 million of accruing troubled debt restructured loans were individually evaluated which required a reserve of $1.2 million and $392 thousand, respectively, for a total specific ALLL of $1.6 million. The impaired loans with smaller balances ($2.9 million in nonperforming loans and $2.2 million in accruing troubled debt restructured loans) were collectively evaluated for impairment.

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming
loans individually
evaluated for impairment	$24,822	$3,889	$27,238	$1,955	$7,209	$65,113

Accruing troubled debt
restructured loans
individually evaluated
for impairment	14,475	1,014	2,960	-	3,544	21,993

Ending balance: total impaired
loans individually evaluated
for impairment	39,297	4,903	30,198	1,955	10,753	87,106

Ending balance: collectively
evaluated for impairment	347,978	124,993	134,399	93,180	162,366	862,916

Ending Balance	$387,275	$129,896	$164,597	$95,135	$173,119	$950,022

(4) LOANS (Continued)

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2011:

					Year to Date	Year to Date
	Unpaid	Partial			Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized
With no related	(Amounts in thousands)
allowance recorded:

Commercial real estate	$36,251	$(7,334)	$28,917	$-	$26,846	$358
Commercial
Commercial and industrial	4,742	(1,341)	3,401	-	2,998	76
Commercial line of credit	957	(52)	905	-	1,427	-
Residential real estate
Residential construction	17,874	(2,443)	15,431	-	15,241	190
Residential lots	6,853	(2,803)	4,050	-	10,387	17
Raw land	3,808	(2,324)	1,484	-	1,467	-
Home equity lines	954	(32)	922	-	655	-
Consumer	10,501	(1,501)	9,000	-	5,211	81
Subtotal	81,940	(17,830)	64,110	-	64,232	722

With an allowance recorded:

Commercial real estate	10,710	(330)	10,380	655	8,346	420
Commercial
Commercial and industrial	498	-	498	114	1,067	14
Commercial line of credit	99	-	99	99	482	-
Residential real estate
Residential construction	1,348	(160)	1,188	102	2,602	17
Residential lots	9,080	(1,035)	8,045	161	3,843	32
Raw land	-	-	-	-	144	-
Home equity lines	1,033	-	1,033	387	1,027	-
Consumer	1,839	(86)	1,753	90	2,921	80
Subtotal	24,607	(1,611)	22,996	1,608	20,432	563

Summary
Commercial real estate	46,961	(7,664)	39,297	655	35,192	778
Commercial	6,296	(1,393)	4,903	213	5,974	90
Residential real estate	38,963	(8,765)	30,198	263	33,684	256
Home equity lines	1,987	(32)	1,955	387	1,682	-
Consumer	12,340	(1,587)	10,753	90	8,132	161

Grand Totals	$106,547	$(19,441)	$87,106	$1,608	$84,664	$1,285

As shown in the above table, the Company has previously taken partial charge-offs of $19.4 million on the $87.1 million in loans individually evaluated for impairment. In addition, the Company has set aside $1.6 million in specific allowance for these $23.0 million in loans.

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

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2010:

	Unpaid	Partial			Average
	Principal	Charge Offs	Recorded	Related	Recorded
	Balance	To Date	Investment	Allowance	Investment
With no related allowance recorded:	(Amounts in thousands)

Commercial real estate	$23,114	$(5,761)	$17,353	$-	$12,065
Commercial
Commercial and industrial	7,398	(1,923)	5,475	-	5,593
Commercial line of credit	2,530	(105)	2,425	-	1,620
Residential real estate
Residential construction	23,230	(4,554)	18,676	-	14,254
Residential lots	15,449	(6,511)	8,938	-	8,621
Raw land	3,989	(2,277)	1,712	-	1,450
Home equity lines	457	(123)	334	-	208
Consumer	5,904	(1,524)	4,380	-	2,992
Subtotal	82,071	(22,778)	59,293	-	46,803

With an allowance recorded:

Commercial real estate	3,958	(60)	3,898	775	9,041
Commercial
Commercial and industrial	990	(106)	884	510	1,583
Commercial line of credit	834	(26)	808	583	2,084
Residential real estate
Residential construction	7,114	(114)	7,000	860	15,352
Residential lots	10,484	(86)	10,398	841	11,251
Raw land	251	(1)	250	53	251
Home equity lines	100	(1)	99	91	83
Consumer	4,516	(24)	4,492	1,417	1,755
Subtotal	28,247	(418)	27,829	5,130	41,400

Summary
Commercial real estate	27,072	(5,821)	21,251	775	21,106
Commercial	11,752	(2,160)	9,592	1,093	10,880
Residential real estate	60,517	(13,543)	46,974	1,754	51,179
Home equity lines	557	(124)	433	91	291
Consumer	10,420	(1,548)	8,872	1,417	4,747

Grand Totals	$110,318	$(23,196)	$87,122	$5,130	$88,203

The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2010 and 2009 was $59 thousand and $312 thousand, respectively. The interest income foregone for loans in a non-accrual status for 2010 and 2009 was $2.9 million and $1.2 million, respectively.

(4) LOANS (Continued

The recorded investment in loans that were considered and collectively evaluated for impairment at December 31, 2011 and 2010 totaled $862.9 million and $1.04 billion, respectively. The recorded investment in loans that were considered individually impaired at December 31, 2011 and 2010 totaled $87.1 million and $87.1 million, respectively. At December 31, 2011 and 2010, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis were $23.0 million and $27.8 million, respectively, with a corresponding valuation allowance of $1.6 million and $5.1 million. No valuation allowance for the other impaired loans was considered necessary. No loans with deteriorated credit quality were acquired during the years ended December 31, 2011 or 2010.

The average recorded investment in impaired loans for the years ended December 31, 2011, 2010, and 2009 was approximately $84.7 million, $88.2 million and $26.8 million, respectively. The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2011, 2010 and 2009 was $1.3 million, $723 thousand and $312 thousand, respectively. The interest income foregone for loans in a non-accrual status for 2011, 2010 and 2009 was $3.8 million, $2.9 million and $1.2 million, respectively.

The following is an age analysis of past due financing receivables by class at December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$376	$265	$26,484	$27,125	$360,150	$387,275	$-
Commercial and industrial	308	7	3,548	3,863	81,458	85,321	-
Commercial line of credit	50	35	1,429	1,514	43,060	44,574	-
Residential construction	-	-	11,491	11,491	90,454	101,945	-
Home equity lines	248	171	2,637	3,056	92,080	95,136	-
Residential lots	-	-	12,096	12,096	33,068	45,164	-
Raw land	-	-	1,484	1,484	16,004	17,488	-
Consumer	2,839	932	8,879	12,650	160,469	173,119	-

Total	$3,821	$1,410	$68,048	$73,279	$876,743	$950,022	$-

Percentage of total loans	0.40%	0.15%	7.16%	7.71%	92.29%

The following is an age analysis of past due financing receivables by class at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$43	$114	$22,085	$22,242	$433,463	$455,705	$-
Commercial and industrial	53	2	7,324	7,379	84,928	92,307	-
Commercial line of credit	103	19	3,381	3,503	61,157	64,660	-
Residential construction	92	721	26,257	27,070	110,574	137,644	-
Home equity lines	415	222	1,031	1,668	103,165	104,833	-
Residential lots	34	-	19,192	19,226	43,326	62,552	-
Raw land	24	-	1,963	1,987	18,184	20,171	-
Consumer	3,165	468	10,544	14,177	178,027	192,204	-

Total	$3,929	$1,546	$91,777	$97,252	$1,032,824	$1,130,076	$-

Percentage of total loans	0.35%	0.14%	8.12%	8.61%	91.39%

(1) As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

(4) LOANS (Continued)

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval. A summary of loans to directors and their interests follows:

	2011	2010	2009
	(Amounts in thousands)
Balance at beginning of year	$21,961	$24,433	$25,585

Disbursements	9,093	11,032	13,110

Repayments	(14,623)	(13,504)	(14,262)

Other increases (decreases) in exposure due to:
Other	(170)	-	-

Balance at end of year	$16,261	$21,961	$24,433

At December 31, 2011, the Company had pre-approved but unused lines of credit totaling $2.7 million to executive officers, directors and their affiliates.

(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2011	2010	2009
	(Amounts in thousands)

Balance at beginning of year	$29,580	$29,638	$18,851

Provision for loan losses	15,150	39,000	34,000

Charge-offs	(24,885)	(42,489)	(24,633)
Recoveries	4,320	3,431	1,420
Net charge-offs	(20,565)	(39,058)	(23,213)

Balance at end of year	$24,165	$29,580	$29,638

The following table shows, by loan segment, an analysis of the allowance for loan losses at December 31, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	9,102	1,757	40	749	3,502	15,150
Charge-offs	(7,988)	(3,400)	(8,132)	(977)	(4,388)	(24,885)
Recoveries	1,259	525	1,816	147	573	4,320
Ending balance	$9,076	$3,036	$7,258	$1,412	$3,383	$24,165

For nonperforming loans
requiring specific ALLL	$309	$213	$262	$387	$45	$1,216

For accruing troubled debt
restructured loans
requiring specific ALLL	346	-	1	-	45	392

Ending balance: requiring
specific ALLL	$655	$213	$263	$387	$90	$1,608

Ending balance: general
ALLL	$8,421	$2,823	$6,995	$1,025	$3,293	$22,557

(5)  ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows, by loan segment, an analysis of the allowance for loan losses at December 31, 2010.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$9,356	$3,079	$13,272	$1,187	$2,744	$29,638
Provision	5,237	5,520	22,597	1,933	3,713	39,000
Charge-offs	(8,200)	(5,610)	(23,944)	(1,799)	(2,935)	(42,488)
Recoveries	310	1,165	1,609	172	174	3,430
Ending balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580

Ending balance: requiring
specific ALLL	$775	$1,093	$1,754	$91	$1,417	$5,130

Ending balance: general
ALLL	$5,928	$3,061	$11,780	$1,402	$2,279	$24,450

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Grades 1, 2 and 3 – Better Than Average Risk – Borrowers assigned any one of these ratings would generally be characterized as representing better than average risk. Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss.

•	Grade 4 – Average Risk – Borrowers assigned this rating would generally be characterized as representing average risk. Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss. Or, the risk attributable to a marginally sufficient primary repayment source is mitigated by liquid collateral in amounts which, discounted for normal fluctuations in market value, are sufficient to protect against the risk of principal or income loss.

•	Grade 5 – Acceptable Risk/Watch – Loans where the borrower’s ability to repay from primary (intended) repayment source is not clearly sufficient to ensure performance as contracted; however, the loan is performing as contracted, secondary repayment sources are clearly sufficient to protect against the risk of principal or income loss, and the Bank can reasonably expect that the circumstances causing the repayment concern will be resolved. Access to alternate financing sources exists, but may be limited to institutions specializing in higher risk financing.

•	Grade 6 – Special Mention – This would include “Other Assets Especially Mentioned” (OAEM). OAEM are currently protected but potentially weak, they are characterized by: undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Potential weakness may weaken the asset or inadequately protect the Bank’s credit position at some future date if not corrected. Evidence that the risk is increasing beyond that at which the loan originally would have been granted. Loans, where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating.

(5)  ALLOWANCE FOR LOAN LOSSES (Continued)

•	Grade 7 – Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or by the value of the collateral pledged, if any. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. Examples include high debt to worth ratios, declining or negative earnings trends, declining or inadequate liquidity, improper loan structure and questionable repayment sources. Near term improvement is questionable.

•	Grade 8 – Doubtful – Loans classified as doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. Some loss of principal is expected, however, the amount of such loss cannot be fully determined at this time. Factors such as equity injection, alternative financing, liquidation of assets or the pledging of additional collateral can impact the loan. All loans in this category are immediately placed on non-accrual with all payments applied to principal until such time as the potential loss exposure is eliminated.

•	Grade 9 – Loss – Loans classified as loss are considered uncollectable and of such little value that there continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

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

The Company’s allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations. Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During 2011, the Company made the following refinements in its allowance methodology. First, the Company individually evaluated accruing TDR loans for impairment which at December 31, 2011 amounted to $22.0 million in accruing TDR loans requiring a specific allowance of $392 thousand. Second, the use of a loan migration factor by risk grade as an increment to historical loss experience was discontinued in the general (FAS 5) loss allowance calculation because of the lack of statistically meaningful supporting data. Third, we enhanced the use of qualitative and quantitative factors to further evaluate the portfolio risk. Except for the impact of the first refinement noted above, the effects of these refinements were offsetting and minimally affected the total allowance.

(5)  ALLOWANCE FOR LOAN LOSSES (Continued)

The ALLL consists of two major components: specific valuation allowances and a general valuation allowance. The Bank’s format for the calculation of ALLL begins with the evaluation of individual loans considered impaired. For the purpose of evaluating loans for impairment, loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due (minor shortfalls in amount or timing excepted). The Bank has established policies and procedures for identifying loans that should be considered for impairment. Loans are reviewed through multiple means such as delinquency management, credit risk reviews, watch and criticized loan monitoring meetings and general account management. Loans that are outside of the Bank’s established criteria for evaluation may be considered for impairment testing when management deems the risk sufficient to warrant this approach. For loans determined to be impaired, the specific allowance is based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Once a loan is considered individually impaired, it is not included in the population of loans collectively evaluated for impairment, even if no specific allowance is considered necessary.

In addition to the evaluation of loans for impairment, the Company calculates loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance. These loss factors are based on an appropriate loss history for each major loan segment more heavily weighted for the most recent twelve months historical loss experience to reflect current market conditions. In addition, the Company assigns additional general allowance requirements utilizing qualitative risk factors related to economic and portfolio trends that are pertinent to the underlying risks in each major loan segment in estimating the general valuation allowance. This methodology allows the Company to focus on the relative risk and the pertinent factors for the major loan segments of the Company.

(5) ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at December 31, 2011 and December 31, 2010:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$261,287	$309,215	$57,563	$64,362	$37,883	$54,276
Special Mention	49,179	54,923	10,804	13,295	2,796	4,000
Substandard	76,701	89,355	16,526	13,656	3,765	4,592
Doubtful	108	2,212	428	994	130	1,792
Total	$387,275	$455,705	$85,321	$92,307	$44,574	$64,660

	Residential Construction		Home Equity Lines		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$62,382	$62,529	$87,325	$96,904	$139,491	$154,628
Special Mention	11,212	35,543	2,362	3,024	13,147	17,489
Substandard	28,351	39,572	5,449	4,905	20,481	20,087
Total	$101,945	$137,644	$95,136	$104,833	$173,119	$192,204

	Residential Lots		Raw Land
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Amounts in thousands)
Acceptable Risk or Better	$10,451	$16,125	$11,807	$13,138
Special Mention	5,612	10,503	976	209
Substandard	29,101	35,924	4,705	6,824
Total	$45,164	$62,552	$17,488	$20,171

(6) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2011 and 2010:

	2011	2010
	(Amounts in thousands)

Land	$10,409	$10,590
Buildings and leasehold improvements	35,560	35,545
Furniture and equipment	18,512	17,832
	64,481	63,967
Less accumulated depreciation	(26,166)	(23,417)

Total	$38,315	$40,550

Depreciation and amortization amounting to $2.9 million in 2011, $3.1 million in 2010 and $3.4 million in 2009, is included in occupancy and equipment expense.

(7) GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2011 and 2010. Other intangible assets are included in other assets in the consolidated balance sheet.

	2011	2010
	(Amounts in thousands)

Core deposit intangibles - gross	$2,177	$2,177
Less accumulated amortization	1,724	1,506

Core deposit intangibles - net	$453	$671

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

Amortization expense associated with acquired intangibles amounted to $218 thousand for 2011 and 2010 and $265 thousand for 2009. The following table presents estimated future amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Years Ended December 31:
2012	$218
2013	218
2014	17
$453

(8) DEPOSITS

Time deposits in denominations of $100,000 or more were approximately $217.1 million and $207.1 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

	$ 100,000	Under
	and Over	$ 100,000	Total
	(Amounts in thousands)

2012	$121,545	$170,034	$291,579
2013	65,951	80,484	146,435
2014	20,984	33,452	54,436
2015	7,545	7,268	14,813
2016	1,111	664	1,775
Thereafter	-	62,800	62,800

Total	$217,136	$354,702	$571,838

Under the Consent Order, the Bank agreed that it will not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC.

The following table presents the amounts and maturities of brokered deposits at December 31, 2011:

At December 31, 2011
Brokered CDs
(Amounts in thousands)
Remaining Maturity
Less than three months	$20,000
Three to six months	15,005
Six to twelve months	12,973
Over twelve months	99,581

Total	$147,559

(9) BORROWINGS

The following is a summary of the Company’s borrowings at December 31, 2011 and 2010:

	2011	2010
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$5,000	$16,250
Repurchase agreements	28,629	4,808
Other borrowed funds	-	1,040
	$33,629	$22,098

Long-term borrowings
FHLB advances	$71,637	$56,809
Term repurchase agreements	60,000	80,000
Junior subordinated debentures	45,877	45,877
	$177,514	$182,686

See Note 2 for discussion on deferral of interest payments on subordinated debentures.

(9) BORROWINGS (Continued)

At December 31, 2011, the interest rates on the Federal Home Loan Bank advances ranged from 0.00% to 4.60% with a weighted average rate of 2.64%. At the prior year end, the rates ranged from 0.00% to 4.63% with a weighted average rate of 3.24%. The Company has an available line of credit of $309.2 million with the Federal Home Loan Bank of Atlanta for advances. These advances are secured by both loans with a carrying value of $73.9 million and pledged investment securities with a market value of $45.6 million and lendable collateral value of $44.2 million.

The Company has also entered into long-term financing through term repurchase agreements with various parties. At December 31, 2011, the interest rates on these term repurchase agreements, which are variable rate agreements based upon LIBOR, range from 2.9% to 4.5%.

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

Under the caption “Other borrowed funds,” the Company has entered into overnight unsecured borrowing arrangements with various parties at an interest rate slightly higher than repurchase agreements. These arrangements are the obligations of the parent holding company, not the Bank, and are not FDIC insured.

The contractual maturities of the Federal Home Loan Bank advances and term repurchase agreements at December 31, 2011 are as follows:

	FHLB	Term Repurchase
	Advances	Agreements
	(Amounts in thousands)

Due in 2012	$5,000	$20,000
Due in 2013	30,000	-
Due in 2015	10,000	-
Due in 2016	25,000	30,000
Thereafter	6,637	30,000

	$76,637	$80,000

In addition to the above advances and term repurchase agreements, the Company also had repurchase agreements with outstanding balances of $8.6 million and $4.8 million at December 31, 2011 and 2010, respectively, which were for customer accommodations. Securities sold under agreements to repurchase generally mature within ninety days from the transaction date and are collateralized by US Government Agency obligations. The Company has repurchase lines of credit of $120.0 million from various institutions, which must be adequately collateralized.

As of December 31, 2011, the Company also had a line of credit of $15.0 million from a correspondent bank to purchase federal funds on a short-term basis. As a result of the Bank’s February 25, 2011 Consent Order, we have let some federal funds lines expire rather than secure them with collateral. The Company had no outstanding balances of federal funds purchased as of December 31, 2011.

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

At December 31, 2011 and 2010, the Company had outstanding 3.45 million shares of the trust preferred securities from Trust II used to purchase related junior subordinated debentures from the Bank, with a carrying amount of $35.1 million at both year ends.

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

The amount of the proceeds generated from the above offerings of trust preferred securities was $44.5 million. The amount of proceeds the company counts as Tier 1 capital cannot comprise more than 25% of our core capital elements. For the Company, this Tier 1 limit was $32.2 million at December 31, 2011. The $12.3 million in excess of that 25% limitation qualifies as Tier 2 supplementary capital for regulatory reporting.

In February 2011, the Company elected to defer the regularly scheduled interest payments on both issues of junior subordinated debentures to our outstanding trust preferred securities. As of December 31, 2011, the total amount of suspended interest payments on trust preferred securities was $2.9 million.

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

On February 14, 2011, the Company announced that it had notified the US Department of the Treasury that it was suspending the payment of regular quarterly cash dividends on the preferred stock issued to the US Treasury. As of December 31, 2011, the total amount of cumulative dividends suspended in payment to the US Treasury was $2.6 million. If the Company defers more than six quarterly payments to the US Treasury, then the US Treasury will have the right to elect two new board members. Directors elected by the US Treasury may not have the same interests as other shareholders and may desire the Company to take certain actions not supported by other shareholders. There can be no assurances that directors elected to represent the US Treasury would be supportive of our management’s business plans or the interests of other shareholders. Therefore, the election of directors to represent the US Treasury could have a material adverse effect on our business or the direction of its future prospects.

As a condition of the CPP, the Company must obtain approval from the United States Department of the Treasury to repurchase its common stock or to increase its cash dividend on its common stock from the September 30, 2008 quarterly level of $0.04 per common share. Furthermore, the Company has agreed to certain restrictions on executive compensation. Under the American Recovery and Reinvestment Act of 2009, the Company is limited to using restricted stock as a form of payment to the top five highest compensated executives under any incentive compensation programs.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company maintains a qualified profit sharing 401(k) Plan for employees of age 21 years or over with at least three months of service. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. Through July 2009, the Bank matched 100% of employee contributions not exceeding 6% of the participants’ compensation. Beginning August of 2009, the match was decreased to 50% and has been further reduced to zero effective January 1, 2011 as a cost reduction measure. The Board of Directors can authorize discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% each year of participation in the plan. The expense related to this plan for the years ended December 31, 2011, 2010 and 2009 totaled approximately none, $373 thousand and $716 thousand, respectively.

Deferred Compensation

The Company during 2007 implemented a non-qualifying deferred compensation plan for certain key executive and senior officers whose participation in the Company’s 401(k) plan is limited by Internal Revenue Service regulations. Under the plan, participants are entitled to elect to defer from 1% to 25% of current compensation until their normal retirement date. Through July 1, 2009, the Bank matched 100% of such contributions not exceeding 6% of the participants’ compensation. Beginning August 2009, the employer match was decreased to 50% and has been further reduced to zero effective January 1, 2011 as a cost reduction measure. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest at 20% for each year of service. The expense related to this plan totaled approximately none, $4 thousand and $6 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Termination Agreements

Prior to 2005, the Company entered into termination agreements with substantially all other employees, which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employee or diminished compensation, duties or benefits. As of December 31, 2011, approximately 30% of the Company’s employees were covered under such agreements. As a condition of the Company’s participation in the United States Treasury’s Capital Purchase Program, the Company agreed to modify these agreements for the five senior executive officers (SEOs) to restrict the severance pay benefit the SEOs would receive in the event of a change in control while the Treasury maintains a preferred stock investment in the Company. During 2009, Congress and the United States Treasury Department imposed additional restrictions on executive compensation paid by participants in the CPP, including a prohibition on severance arrangements with certain executive officers.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company also has a non-contributory Defined Benefit Pension Plan covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2011, 2010 or 2009. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31 were:

	2011	2010	2009
	(Amounts in thousands)
Change in Benefit Obligation

Beginning of year	$1,045	$987	$890
Actuarial loss	156	47	85
Service cost	-	-	-
Interest cost	58	56	56
Settlement	-	-	-
Benefits paid	(44)	(45)	(44)
End of year - Benefit obligations	$1,215	$1,045	$987

Change in Fair Value of Plan Assets

Beginning of year	$1,053	$997	$873
Benefits paid	(44)	(45)	(44)
Return on assets	(16)	101	168
End of year - Fair value	$993	$1,053	$997

Amounts recognized in the consolidated statement of financial condition consist of:
Noncurrent Asset	$-	$8	$10
Noncurrent Liability	222	-	-
Funded status	$(222)	$8	$10

Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2011, the average expected future working life of active plan participants was 12.2 years. The components of accumulated other comprehensive income relating to pension adjustments are entirely comprised of actuarial losses, which amount to $584 thousand, excluding income taxes.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

Actuarial assumptions used in accounting for net periodic pension cost were:

	2011	2010	2009
	(Amounts in thousands)
Weighted average discount rate	4.70%	5.40%	5.80%
Weighted average rate of increase in compensation level	N/A	N/A	N/A
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Components of Net Periodic Pension Cost (Benefit)

Service cost	$-	$-	$-
Interest cost	58	56	56
Expected return on plan assets	(77)	(73)	(64)
Loss	-	-	-
Amortization of prior service cost	-	-	-
Amortiztion of net (gain) loss	24	19	24
Net periodic pension cost (benefit)	$5	$2	$16

The measurement date used for the plan was December 31, 2011. As of that date, the pension plan had a funded status with the fair value of plan assets of $993 thousand compared to an accumulated projected benefit obligation of $1.21 million. The actual minimum required contribution for the 2012 plan year has not yet been determined, but no employer contribution is expected to be made during 2012.

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

The fair values and allocations of pension plan assets at December 31, 2011 and 2010 are as follows:

	2011		2010
		Percent		Percent
	Market	of Plan	Market	of Plan
	Value	Assets	Value	Assets
	(Amounts in thousands)
Cash and equivalents	$2	-	$2	-
Fixed income:
Bond Funds	379	38%	398	38%
Equity Securities:
Mutual Funds	612	62%	653	62%
Total	$993	100%	$1,053	100%

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Benefit Pension Plan (Continued)

All plan assets, except the money market account, are traded on the open market. At December 31, 2011 market values were determined using quoted prices and current shares owned. Bond funds currently held in the plan include long-duration and high yield bond funds and emerging market debt funds. Equity securities include large, medium and small sized companies and equity securities of foreign companies. The value of all assets are considered level 1 within the fair value hierarchy as they are valued with quoted prices for identical assets. The highest percentage of any one investment at year end 2011 was 10.5% which does not represent a concentration of risk.

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

The plan's weighted-average asset allocations at December 31, 2011, by asset category are as follows.

U.S. equity	57%
International blend	5
Fixed income and cash equivalents	38

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2012	44
2013	46
2014	55
2015	56
2016	56
2017 - 2012	317

Supplemental Retirement

The Company during 2001 implemented a non-qualifying supplemental retirement plan for certain key executive and senior officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits under the plan are intended to provide the executive officers with approximately 60% of final base pay when combined with Social Security benefits and 401(k) Plan deferral payments. Such benefits will continue to accrue and be paid throughout each participant’s life. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $115 thousand, $426 thousand and $446 thousand in 2011, 2010 and 2009, respectively, were expensed for future benefits to be provided under this plan. The accrued liability related to this plan was approximately $2.5 million and $2.5 million as of December 31, 2011 and 2010, respectively. Payouts for this plan were $50 thousand and $62 thousand for years ended December 31, 2011 and 2010 respectively.

Effective January 1, 2011, the Company elected to freeze the accrued liability related to currently employed executive and senior officers at the December 31, 2010 level for the foreseeable future. This annual cost savings is estimated to be $350 thousand.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement (Continued)

During 1994, The Community Bank had established an unfunded Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to certain key management personnel. The accrued liability related to this plan was approximately $789 thousand and $786 thousand at December 31, 2011 and 2010, respectively. Total expense for this plan aggregated $44 thousand for the year ended December 31, 2011 and $44 thousand for the year ended 2010 and $46 thousand for the year ended 2009. Payouts for this plan were $95 thousand for years ended December 31, 2011 and 2010 and are expected to continue at this level until the plan is terminated.

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

For the years ended December 31, 2011, 2010 and 2009, employees of the Company purchased 24,500, 32,379 and 47,942 shares, respectively, under the ESPP. During 2011, the shares purchased for the ESPP were purchased on the open market.

Stock Option Plans

During 1997 the Company adopted, with stockholder approval, the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Both plans were amended in 2000 and in 2001, with stockholder approval, to increase the number of shares available for grant. Each of these plans makes available options to purchase 875,253 shares of the Company’s common stock. Both of these plans have now terminated by their terms. During 2002 the Company adopted, with stockholder approval in 2003, the 2002 Incentive Stock Option Plan with 350,000 options available and the 2002 Nonstatutory Stock Option Plan with 150,000 options available. During 2006 the Company adopted, with shareholder approval, the 2006 Nonstatutory Stock Option Plan with 150,000 options available. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant.

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

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2011 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2010	612,605	619,606	$9.57	598,006	$9.71

Options authorized	-	-	-	-	-
Options granted/vested	-	-	-	-	-
Options exercised	-	(200)	2.67	(200)	2.67
Options forfeited	28,500	(28,500)	10.04	(16,700)	10.04
Options expired	49,256	(49,256)	6.46	(49,256)	6.46

At December 31, 2011	690,361	541,650	$9.57	531,850	$9.71

The weighted average remaining life of options outstanding and options exercisable at December 31, 2011 and 2010 is 2.80 years and 3.50 years, respectively. Information pertaining to options outstanding at December 31, 2011 is as follows:

	Number of	Number of
Range of Exercise Prices	Options Outstanding	Options Exercisable
$2.67 - $7.15	93,600	83,800
$7.16 - $10.10	181,050	181,050
$10.11 - $12.00	267,000	267,000

Outstanding at end of year	541,650	531,850

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below. Because no options were granted in 2011, this is not applicable for 2011.

	2011	2010	2009

Estimated fair value of options granted	N/A	N/A	$0.97

Assumptions in estimating average option values:
Risk-free interest rate	N/A	N/A	2.28%
Dividend yield	N/A	N/A	1.76%
Volatility	N/A	N/A	36%
Expected life	N/A	N/A	5 years

As there were a minor number of options exercised in 2011 and 2010, the total intrinsic value of options exercised during the years ended December 31, 2011, and 2010 was none. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 and 2010 were zero. As of December 31, 2011, there was $9 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.41 years.

(12) EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $1 thousand, $1 thousand and none, respectively. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 were none, respectively. Under this plan, the Company expensed $26 thousand, $52 thousand and $165 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock

During 2007 the Company adopted the Southern Community Financial Corporation Restricted Stock Plan. The plan initially made 300,000 shares available to be issued as restricted stock. The plan is administered by the Compensation Committee of the Board of Directors who may authorize the grant of restricted stock to certain current directors, officers and employees of the Corporation. The shares vest over a five year period and are taxable to the recipient at their option either when received or after the vesting period at the current fair market value. The recipient must be employed with the Company at the end of the five year period or the shares are forfeited. For the year ended December 31, 2011, 26,750 shares were granted and 12,500 shares were forfeited. During the period from the inception of the plan through December 31, 2011, a total of 128,750 shares have now been issued and 25,250 shares have been forfeited, leaving 196,500 shares available for future grants. Under this plan, the Company expensed $71 thousand, $74 thousand and $63 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

(13) LEASES

The Company leases office space and equipment under non-cancelable operating leases. Future minimum lease payments under these leases for the years ending December 31 are as follows (amounts in thousands):

2012	$810
2013	774
2014	623
2015	353
2016	326
Thereafter	2,488

$5,374

Total rental expense for office space and equipment under operating leases are as follows:

	2011	2010	2009
	(Amounts in thousands)

Office Space	$620	$620	$730
Equipment	223	365	444

	$843	$985	$1,174

(14) INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Amounts in thousands)
Current tax provision (benefit)
Federal	$869	$(5,380)	$(693)
State	-	(12)	(157)
	869	(5,392)	(850)

Deferred tax provision (benefit)
Federal	(1,290)	8,497	(4,760)
State	421	1,213	(1,076)
	(869)	9,710	(5,836)

Net provision (benefit) for income taxes	$-	$4,318	$(6,686)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2011	2010	2009
	(Amounts in thousands)

Tax computed at the statutory federal rate	$1,045	$(6,393)	$(23,747)

Increase (decrease) resulting from:
Goodwill impairment	-	-	16,830
Valuation allowance on deferred tax assets	(218)	12,600	2,000
State income taxes, net of federal benefit	278	793	(814)
Tax exempt income	(1,153)	(1,275)	(1,071)
Other permanent differences	48	(1,407)	116
	(1,045)	10,711	17,061

Provision (benefit) for income taxes	$-	$4,318	$(6,686)

(14) INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$9,317	$11,404
Net operating loss carry forward	4,669	2,994
Deferred compensation	1,560	1,613
OREO writedowns	1,830	1,228
Accumulated other comprehensive income	-	903
Other	800	721
Gross deferred tax assets	18,176	18,863
Valuation allowance	(14,382)	(14,600)
Net total deferred tax assets	3,794	4,263

Deferred tax liabilities relating to:
Property and equipment	(2)	(333)
Loan fees and costs	(639)	(633)
Core deposit intangible	(175)	(259)
Prepaid expenses	(365)	(390)
Other	(63)	(65)
Accumulated other comprehensive income	(430)	-
Total deferred tax liabilities	(1,674)	(1,680)

Net recorded deferred tax asset	$2,120	$2,583

We calculate income taxes in accordance with US GAAP, which requires the use of the asset and liability method. The largest component of our net deferred tax asset at December 31, 2011 was related to the activity in our allowance for loan losses. In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, we maintained the valuation allowance of $14.4 million at December 31, 2011 to properly state our ability to realize this deferred tax asset. The total valuation allowance resulted in a net deferred tax asset of $2.1 million. Our analysis of our tax position included future taxable earnings based on current earnings for 2011. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty. The realizability of the net deferred tax asset of $2.1 million at December 31, 2011 is based on the offset of deferred tax liabilities, tax planning strategies and future operating earnings.

As a result of the net operating loss carry forward of $3.0 million expiring in 2020 and $1.7 million expiring in 2021 at December 31, 2011 and the $14.4 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilize all existing tax loss carry forwards and support the partial or full reinstatement of deferred tax assets.

The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Most recent tax year examined by Internal Revenue Service was 2009, leaving 2010 and subsequent years subject to IRS examination. The Company has approximately $32 thousand accrued for payment of interest and penalties as of December 31, 2011.

(14) INCOME TAXES (Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows:

	2011	2010
	(Amounts in thousands)

Balance at January 1, 2011	$153	$162
Additions based on tax positions related to the current year	27	38
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(17)	(47)
Settlements	-	-
Balance at December 31, 2011	$163	$153

(15) NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Amounts in thousands)

SBIC income (loss) and management fees	$(88)	$631	$148
Increase in cash surrender value of life insurance	1,103	1,079	1,116
Gain (loss) and net cash settlement on economic hedges	(129)	(532)	234
Other	944	894	1,067

Total	$1,830	$2,072	$2,565

The major components of other non-interest expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Amounts in thousands)

Postage, printing and office supplies	$658	$753	$921
Telephone and communication	881	880	927
Advertising and promotion	871	925	1,103
Data processing and other outsourced services	750	857	746
Professional services	2,959	2,972	2,215
Debit card expense	934	917	780
Buyer incentive plan	-	413	1,320
Loss on early extinguishment of debt	-	-	472
Gain on sales of foreclosed assets	(689)	(429)	(196)
Other	5,185	5,015	5,830

Total	$11,549	$12,303	$14,118

(16) REGULATORY CAPITAL

The Bank, as a North Carolina banking corporation, may pay cash dividends to the Company only out of retained earnings as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank. The Consent Order restricts the Bank from paying cash dividends without prior regulatory approval. The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. On February 25, 2011, the Bank entered into a Consent Order with the FDIC and the NCCOB. Under the terms of the Consent Order, the Bank has agreed, among other things, to comply with minimum capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital. See Note 2 for a discussion of management’s compliance with these minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Information regarding the Bank’s capital and capital ratios is set forth below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2011

Total Capital (to Risk-Weighted Assets)	$151,336	13.85%	$87,400	8.00%	$109,200	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	137,552	12.59%	43,700	4.00%	65,500	6.00%
Tier 1 Capital (to Average Assets)	137,552	9.07%	43,700	4.00%	75,900	5.00%

As of December 31, 2010

Total Capital (to Risk-Weighted Assets)	$147,983	11.14%	$107,000	8.00%	$133,700	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	131,217	9.88%	53,500	4.00%	80,200	6.00%
Tier 1 Capital (to Average Assets)	131,217	7.83%	67,000	4.00%	83,800	5.00%

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with the above mentioned regulatory capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	At December 31, 2011		At December 31, 2010
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total risk-based capital ratio	$156,186	14.26%	$156,503	11.75%
Tier 1 risk-based capital ratio	128,661	11.75%	124,615	9.35%
Leverage ratio	128,661	8.47%	124,615	7.42%

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

The Company currently has nine derivative instrument contracts consisting of six interest rate swaps, one interest rate cap and two foreign exchange contracts. The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts. The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods. In order to acquire low cost, long term fixed rate funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits. The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency swap is also based on this proprietary index.

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	December 31, 2011		December 31, 2010
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$436	$65,000	$392	$75,000

Currency Exchange contracts	(457)	10,000	(679)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Trust Preferred contracts	(202)	10,000	(468)	10,000

Interest rate cap contracts	9	12,500	113	12,500

	$(214)	$97,500	$(642)	$107,500

See Note 20 for additional information on fair values of net derivatives.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities at December 31, 2011 was $7.3 million.

(17) DERIVATIVES (Continued)

The following table further breaks down the derivative positions of the Company:

	For the Year Ended December 31, 2011
	Asset Derivatives		Liability Derivatives
	2011		2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$9
Interest rate swap contracts	Other Assets	436	Other Liabilities	$202

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other Assets	-	Other Liabilities	457

Total derivatives		$445		$659

Net Derivative Asset (Liability)				$(214)

	For the Year Ended December 31, 2010
	Asset Derivatives		Liability Derivatives
	2010		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$113
Interest rate swap contracts	Other Assets	392	Other Liabilities	$468

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other Assets	-	Other Liabilities	679

Total derivatives		$505		$1,147

Net Derivative Asset (Liability)				$(642)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2011 and 2010.

For the Year Ended December 31, 2011
		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(104)	Interest expense	$-

	Ineffective Portion		Ineffective Portion
	$264		$300

(17) DERIVATIVES (Continued)

In prior years, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship. In February 2011, the payment of interest on the trust preferred securities was suspended which resulted in the swap changing its status from effective to ineffective. The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded. Upon recognizing this ineffective status in the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement on this interest rate swap relating to trust preferred securities. The Company recorded a $264 thousand gain on this swap into non-interest income during the year ended December 31, 2011.

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

(17) DERIVATIVES (Continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges and other economic hedges for the years ended December 31, 2011 and 2010.

For the Year Ended December 31, 2011
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other income (expense)	$(129)

Interest Rate Contracts - Fair value hedging relationships	Interest income/(expense)	$1,766

For the Year Ended December 31, 2010
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other income (expense)	$(532)

Interest Rate Contracts - Fair value hedging relationships	Interest income/(expense)	$1,954

For the Year Ended December 31, 2009
	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other income (expense)	$234

Interest Rate Contracts - Fair value hedging relationships	Interest income/(expense)	$1,499

The interest rate swap with borrowing activities on trust preferred securities has a maturity of September 6, 2012. The maturity date for the interest rate cap contract is February 18, 2014. The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013. The interest rate swaps with deposit taking activities on certificates of deposit have maturity dates of July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040. The interest rate swaps on certificates of deposit have original call dates of July 28, 2011, May 27, 2011, September 30, 2011, October 12, 2014 and November 28, 2014 and quarterly thereafter. All of these swaps have the ability to be called by the counterparty prior to their maturity date. No new derivative contracts were entered into during 2011.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities was $7.3 million and $9.7 million at December 31, 2011 and December 31, 2010, respectively. Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged. The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2011.

(17) DERIVATIVES (Continued)

In January 2012, the Company entered into $35.0 million notional forward starting interest rate swaps. The purpose of these swaps is to lock in currently low fixed rate funding costs for intermediate term FHLB advances maturing from July 2012 through November 2013.

Interest Rate Risk Management - Cash Flow Hedging Instruments

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, management may enter into interest rate swap and option agreements. At December 31, 2011 and 2010, the Company had an interest rate swap agreement related to a variable-rate obligation that provides for the Company to pay fixed and receive floating payments related to the variable rate Trust Preferred Securities (the Trust III Securities). The Company also had an interest rate option agreement that provides payments to the Company in the event interest rates increase or decrease above or below levels provided in the agreements. The gains and losses from such hedges not designated as cash flow hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges.

Interest Rate Risk Management – Fair Value Hedging Instruments

As part of interest rate risk management, the Company from time to time has entered into interest rate swap agreements to convert certain fixed-rate obligations to floating rates. At December 31, 2011 and 2010, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating and receive fixed interest payments, certain of which had been designated as fair value hedges, others of which were not designated as fair value hedges. The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item net cash settlement and change in fair value of economic hedges. Prior to designation as fair value hedges, the change in the fair value of the interest rate swap agreements were included in noninterest income. Subsequent to the designation as fair value hedges, the changes in the fair value of the interest rate swap and the changes to the fair value of the hedged CD are included in noninterest income. The difference between the changes in the fair values of the interest rate swaps and the related CDs represents hedge ineffectiveness. The Company currently has no fair value hedges for which hedge effectiveness is evaluated using the “short-cut” method.

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

(18) OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2011 and 2010 is as follows:

	2011	2010
	(Amounts in thousands)

Financial instruments whose contract amounts represent credit risk:
Loan commitments and undisbursed lines of credit	$192,036	$188,549
Undisbursed standby letters of credit	6,910	8,280
Undisbursed portion of construction loans	28,123	27,321
	$227,069	$224,150

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

(19) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2011 and 2010:

	2011		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$23,356	$23,356	$16,584	$16,584
Federal funds sold and overnight deposits	23,198	23,198	49,587	49,587
Investment securities available for sale	362,298	362,298	310,653	310,653
Investment securities held to maturity	44,403	45,514	42,220	40,181

Loans	925,857	904,302	1,100,496	1,119,189
Market risk/liquidity adjustment	-	(41,323)	-	(50,272)
Net loans	925,857	862,979	1,100,496	1,068,917

Investment in life insurance	30,919	30,919	29,831	29,831
Accrued interest receivable	5,843	5,843	6,782	6,782

Financial liabilities:
Deposits	1,183,172	1,177,073	1,348,419	1,349,501
Short-term borrowings	33,629	35,334	22,098	22,098
Long-term borrowings	177,514	161,888	182,686	155,967
Accrued interest payable	5,219	5,219	2,779	2,779

On-balance sheet derivative financial instruments:
Interest rate swap and option agreements:
(Assets) Liabilities, net	214	214	642	642

(20) FAIR VALUES OF ASSETS AND LIABILITIES

Accounting standards establish a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements. Under these standards, there is a three level fair value hierarchy that is fully described below. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, impaired loans and foreclosed assets. At December 31, 2011 and December 31, 2010, the Company had certain impaired loans that are measured at fair value on a nonrecurring basis.

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. There were no investments held with level 1 valuations.

(20) FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 securities include asset-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Valuations are obtained from third party services for similar or comparable assets or liabilities.

•	Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

There were no transfers between any of the levels during 2011. The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$34,729	$-	$34,729	$-
Asset-backed securities	291,368	-	291,368	-
Municipals	29,220	-	29,220	-
Trust preferred securities	2,321	-	2,321	-
Corporate bonds	3,659	-	3,659	-
Other	1,001	-	1,001	-
Net Derivatives	(214)	-	243	(457)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$98,240	$-	$98,240	$-
Asset-backed securities	149,776	-	149,776	-
Municipals	55,564	-	55,564	-
Trust preferred securities	3,094	-	3,094	-
Corporate bonds	3,003	-	-	3,003
Other	976	-	976	-
Net Derivatives	(642)	-	37	(679)

There were no transfers between any levels during 2010. The table below presents reconciliation for the period of January 1, 2011 to December 31, 2011, for all level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	Securities
	Available for sale	Net Derivatives
	(Amounts in thousands)
Beginning Balance January 1, 2011	$3,003	$(679)
Total realized and unrealized gains or losses:
Included in earnings	537	222
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(3,540)	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$-	$(457)

During 2011, the Company sold the available for sale securities which were measured for fair value as level 3 assets.

(20) FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Most of these securities are US Government agency debt obligations and agency asset-backed securities traded in active markets. The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2.

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan. At December 31, 2011, loans with a book value of $87.1 million were evaluated for impairment. Of this total, $23.0 million required a specific allowance totaling $1.6 million for a net fair value of $21.4 million. At December 31, 2010, loans with a book value of $87.1 million were evaluated for impairment. Of this total, $27.8 million required a specific allowance totaling $5.1 million for a net fair value of $22.7 million. The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level 3.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$21,388	$-	$-	$21,388

Foreclosed assets	19,812	-	-	19,812

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$22,699	$-	$-	$22,699

Foreclosed assets	17,314	-	-	17,314

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

(21) PARENT COMPANY FINANCIAL DATA

Southern Community Financial Corporation's condensed balance sheets as of December 31, 2011 and 2010 and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2011 are as follows:

Condensed Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands)
Assets:
Cash and due from banks	$5,602	$5,559
Investment in subsidiary	140,068	131,610
Investment securities available for sale	-	1,352
Other assets	1,244	1,035

Total assets	$146,914	$139,556

Liabilities:
Junior subordinated debentures	$45,877	$45,877
Other liabilities	3,402	1,338

Total liabilities	49,279	47,215

Stockholders' equity
Preferred stock	41,870	41,453
Common stock	119,505	119,408
Retained earnings (accumulated deficit)	(64,425)	(67,082)
Accumulated other comprehensive income (loss)	685	(1,438)

Total stockholders' equity	97,635	92,341

Total liablilites and stockholders' equity	$146,914	$139,556

Condensed Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)

Equity in income (loss) of subsidiaries	$6,022	$(20,530)	$(60,729)
Interest income	110	301	433
Other income	540	(220)	104
Interest expense	(3,513)	(3,559)	(3,723)
Other expense	(85)	(435)	(485)
Income tax benefit	-	1,322	1,241

Net income (loss)	3,074	(23,121)	(63,159)

Effective dividend on preferred stock	2,554	2,531	2,508

Net income (loss) available to common shareholders	$520	$(25,652)	$(65,667)

(21) PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)
Operating activities:
Net income (loss)	$3,074	$(23,121)	$(63,159)
Equity in (income) loss of subsidiaries	(6,022)	20,530	60,729
Amortization of debt issuance costs	51	443	421
Amortization of preferred stock warrants	-	(393)	(370)
Realized (gain) loss on sale of available for sale securities	(537)	35	-
Realized loss on impairment of investment securities available for sale	-	186	-
(Increase) decrease in other assets	(122)	10	(1)
Increase (decrease) in other liabilities	2,062	-	(2,307)
Net cash provided (used) by operating activities	(1,494)	(2,310)	(4,687)

Investing activities:
Investment in bank subsidiary	-	(6,000)	(9,000)
Proceeds from sale of available for sale investment securities	1,537	48	-
Net cash provided (used) by investing activities	1,537	(5,952)	(9,000)

Financing activities:
Increase (decrease) in short term debt	-	(38,327)	39,366
Dividends paid preferred stock	-	(2,138)	(2,138)
Dividends paid common shareholders	-	-	(664)
Net cash provided (used) by financing activities	-	(40,465)	36,564

Net increase (decrease) in cash	43	(48,727)	22,877

Cash, beginning of year	5,559	54,286	31,409

Cash, end of year	$5,602	$5,559	$54,286

(22) SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and there have been no material subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Southern Community Financial Corporation’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. As previously discussed in this document, the Bank, by and through its Board of Directors, executed on February 25, 2011 a Stipulation to the Issuance of a Consent Order whereby the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the NCCOB. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2011.

Changes in Internal Controls over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended December 31, 2011 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2012.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2012.

The following table sets forth equity compensation plan information at December 31, 2011.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Stock Option Plans	541,650	$9.77	690,361

Employee Stock Purchase Plan	N/A	N/A	799,170

Restricted Stock Plan	N/A	N/A	196,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

None

Total	541,650	$9.77	1,686,031

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2012.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

Financial Statements	Form 10-K Page

Report of Independent Registered Public Accounting Firm	69

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010	70

Consolidated Statements of Operations for the years ended
December 31, 2011, 2010 and 2009	71

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2011, 2010 and 2009	72

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2011, 2010 and 2009	73

Consolidated Statements of Cash Flows for the years ended
December 31, 2011, 2010 and 2009	74-75

Notes to Consolidated Financial Statements	76-131

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 3.2:	Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference from Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 4.2:	Form of 7.95% Junior Subordinated Debenture (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.3:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust II (incorporated by reference from Exhibit 4.6 to the S-3 Registration Statement)

Exhibit 10.1:	1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.1 to Amendment Number One to the Registration Statement on Form S-2 dated January 10, 2002, Registration Number 333-74084 (the “Amended S-2 Registration Statement”))

Exhibit 10.2:	1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.2 to the Amended S-2 Registration Statement)

Exhibit 10.3:	2002 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”))

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.8 to the 2003 Annual Report)

Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Junior Subordinated Debentures (incorporated by reference from Exhibit 10.9 to the 2003 Annual Report)

Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference from Exhibit 10.10 to the 2003 Annual Report)

Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference from Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference from Exhibit 10.12 to the 2003 Annual Report)

Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to the 2003 Annual Report)

Exhibit 10.10:	The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:	2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:	2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 10.13:	2006 Nonstatutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated November 11, 2006, Registration Number 333-138601)

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))

Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2006 First Quarter Form 10-Q)

Exhibit 10.16:	Amended & Restated Salary Continuation Agreement of F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“2007 First Quarter Form 10-Q”))

Exhibit 10.17:	Amended & Restated Salary Continuation Agreement of Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 First Quarter Form 10-Q)

Exhibit 10.18:	Employment Agreement with James C. Monroe, Jr. (incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 2007)

Exhibit 10.19:	Amendment Number One to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (“2007 Third Quarter Form 10-Q”))

Exhibit 10.20:	Amendment Number One to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.21:	Amendment Number One to Employment agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.22:	Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.23:	Amendment Number One to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.24:	Addendum A to Split Dollar Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.25:	Addendum A to Split Dollar Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.26:	Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.1 to the Current report on Form 8-K dated June 17, 2008)

Exhibit 10.27:	Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.2 to the Current report on Form 8-K dated June 17, 2008)

Exhibit 10.28:	Waiver Agreement and Acknowledgement with F. Scott Bauer (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2008 the “2008 Annual Report”)

Exhibit 10.29	Waiver Agreement and Acknowledgement with Jeffrey T. Clark (incorporated by reference from Exhibit 10.29 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.30	Waiver Agreement and Acknowledgement with Robert L. Davis, Jr. (incorporated by reference from Exhibit 10.30 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.31	Waiver Agreement and Acknowledgement with James Hastings (incorporated by reference from Exhibit 10.31 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.32	Waiver Agreement and Acknowledgement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.32 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.33:	Amendment Number Two to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.33 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.34:	Amendment Number One to Amended and Restated Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.34 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.35:	Amendment Number One to Amended and Restated Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.35 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.36:	Amendment Number One to Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.36 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.37:	Amendment Number One to Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.37 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.38:	Amendment Number Two to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.38 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.39:	Amendment Number Two to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.39 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.40:	Amendment Number One to Salary Continuation Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.40 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.41:	Amendment Number Two to Employment Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.41 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.42:	Amendment Number Two to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.42 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.43:	Amendment Number Three to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.43 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.44:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.44 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.45:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.45 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.46:	Amendment Number Two to the Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.46 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.47:	Amendment Number Three to the Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.47 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.48:	Amendment Number Two to the Salary Continuation Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.48 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.49:	Stipulation to the Issuance of a Consent Order Dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2011)

Exhibit 10.50:	Consent Order dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2011)

Exhibit 10.51:	Written Agreement dated June 23, 2011 by and between Southern Community Financial Corporation and the Federal Reserve Bank (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2011)

Exhibit 10.52:	Employment Agreement with Merle B. Andrews

Exhibit 10.53:	Amendment Number One to Employment Agreement with Merle B. Andrews

Exhibit 10.54:	Salary Continuation Agreement with Merle B. Andrews

Exhibit 10.55:	Amendment Number One to Salary Continuation Agreement with Merle B. Andrews

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

Exhibit 99.1	TARP Certification by Chief Executive Officer

Exhibit 99.2	TARP Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: March 23, 2012	By:	/s/ F, Scott Bauer
F. Scott Bauer
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	President and Chief Executive
F. Scott Bauer	Officer (principal executive officer)	March 23, 2012

/s/ James Hastings	Executive Vice President and Chief
James Hastings	Financial Officer (principal financial
	and accounting officer)	March 23, 2012

/s/ Edward T. Brown	Director
Edward T. Brown		March 23, 2012

/s/ James G. Chrysson	Director
James G. Chrysson		March 23, 2012

/s/ James O. Frye	Director
James O. Frye		March 23, 2012

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		March 23, 2012

SIGNATURE	TITLE	DATE

/s/ Lynn L. Lane	Director
Lynn L. Lane		March 23, 2012

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		March 23, 2012

/s/ Stephen L. Robertson	Director
Stephen L. Robertson		March 23, 2012

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		March 23, 2012

/s/ William G. Ward, Sr., M.D.	Chairman of the Board	March 23, 2012
William G. Ward, Sr., M.D.	and Director

Page 139