Form 10-K/A
period 2011-12-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2012-04-04
CIK 1159427

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 30, 2012, the registrant had outstanding 16,859,825 shares of Common Stock, no par value.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Amendment No. 1 to Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual events or results could differ materially from those currently anticipated due to a number of risk factors including those described in our Form 10-K and information incorporated by reference. If any of these risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results or operations could be harmed. This could cause the price of our stock to decline and shareholders could lose part or all of their investment.

PARTS III AND IV

Certain information required by Part III was omitted from the Company’s annual report on Form 10-K filed on March 23, 2012 because at the time the Company intended to file a definitive proxy statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company no longer intends to file the definitive proxy statement within such 120 day period, the omitted information is filed herewith and provided below as required. In addition, in connection with the filing of this amendment and pursuant to the rules of the SEC, we are including in this amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment makes reference to the date of the Annual Report, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by the Company with the SEC subsequent thereto.

Form 10-K/A Table of Contents

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board size and membership. Under the Company’s Charter and Bylaws, the number of directors shall be the number the Board determines from time to time prior to each Annual Meeting of Shareholders at which directors are to be elected. That number cannot be less than six nor more than fourteen. The Company’s Charter and Bylaws also provide that the Board shall be divided into three classes, each containing as nearly an equal number of directors as possible, each elected to staggered three-year terms. Subsequent to Beverly Godfrey’s retirement in February, the Board reduced the number of director seats to nine.

Directors. The following table shows the names of the directors by class at December 31, 2011, and their principal occupations during the past five years.

Name and age	Year first elected	Principal occupation over last five years

Listed below are the three persons serving as directors for three-year terms expiring in 2012:

Edward T. Brown, 67	2004	President of Brown Farms, LLC, President, Triple B Farms, Inc, both of Pinnacle, North Carolina; Board member, Old Belt Farmers, Inc., Pinnacle, North Carolina.

James G. Chrysson, 56	1996	Vice President and Co-owner, C.B. Development Co., Inc. (real estate development), Winston-Salem, North Carolina; Vice Chairman, Southern Community Financial Corporation (since January 2009).

W. Samuel Smoak, CPA, 61	2005	President, Chief Financial Officer, Director and Member, The Cook & Boardman Group, LLC and its five operating subsidiaries (architectural building products), Charlotte, North Carolina, since May 2010; from September 2006 to May 2010, President (since August 2008), Chief Financial Officer and Director, Cook & Boardman, Inc.; prior to that, retired as President, Treasurer and Chief Financial Officer, the Pleasants Group (building supplies holding company), Winston-Salem, North Carolina.

Listed below are the two persons serving as directors for three-year terms expiring in 2013:

Matthew G. Gallins, 56	1996	Chairman, Secretary and former President, Gallins Foods, Inc., Winston-Salem, North Carolina; Secretary, MG Foods, Inc., Winston-Salem, North Carolina; Lead Independent Director, Southern Community Financial Corporation (since November 2008).

William G. Ward, Sr., M.D., 58	1996	Professor of Orthopedic Surgery, Bowman Gray School of Medicine of Wake Forest University, Winston-Salem, North Carolina, Chairman, Southern Community Financial Corporation (since December 2011).

Name and age	Year first elected	Principal occupation over last five years

Listed below are the four persons serving as directors for three-year terms expiring in 2014:

James O. Frye, 72	2004	Member, North Carolina Banking Commission; former Executive Vice President and Vice Chairman of the Board, Southern Community Financial Corporation; President, The Back Forty, Inc., Sparta, North Carolina; Board member, Newfound Lake Land & Timber Co., Sparta, North Carolina.

Lynn L. Lane, 60	2004	Retired in August 2004; former Senior Vice President and Treasurer, R.J. Reynolds Tobacco Holdings, Inc. (now Reynolds American, Inc.), Winston-Salem, North Carolina.

H. Lee Merritt, Jr., 62	2004	Attorney (solo practice), Mount Airy, North Carolina.

Stephen L. Robertson, 62	2008	President and Chief Executive Officer, The Robertson Group and Affiliated Companies, Charlotte, North Carolina.

Director Qualifications

A community bank’s primary goal is to foster growth within the community and to serve the local residents’ financial needs. The Company was created with this objective at the forefront and today it remains a top priority. Our Board of Directors also holds this priority as a guiding principle. Since the Bank’s creation in 1996, the Board has represented a cross section of the local community that the Company serves. Our management and the Nominating Committee of our Board of Directors believe that the Board has been assembled with members that bring a unique set of qualifications, skills and attributes that together best represent a community bank.

Each current director also brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, construction, and real estate. Two of our directors have previous experience in the banking industry. Three of our directors have significant finance experience and are qualified as audit committee financial experts under the rules of Nasdaq. Five of our directors have executive management roles in their companies. Two of our directors have experience in real estate development, which comprises a material portion of our loan portfolio. One director is an attorney and another has other public company board experience. The following discussion of each director’s specific experience, qualifications, attributions or skills led to the conclusion that he or she should serve as a director of the Company.

Edward T. Brown. Edward Brown has been involved in the agricultural industry since the early part of his career and has deep experience in growing and developing a business from its conception. Today, Mr. Brown is President of an agricultural holding company that oversees farm related businesses throughout North Carolina. Mr. Brown is a well-known leader in the local community with extensive personal and professional contacts. Mr. Brown was one of the founding members of The Community Bank Board of Directors and served on that Board at the time it was acquired by the Company in 2004. Following the acquisition, he was appointed to Southern Community’s Board of Directors, bringing with him the knowledge of The Community Bank’s operations and ensuring that the transition following the transaction ran smoothly. Mr. Brown’s extensive knowledge of community banking as well as general business operations is coupled with his large network of contacts in the communities in which the Company operates. As a board member, Mr. Brown is often instrumental in fostering new business development which benefits the Company.

James G. Chrysson. James Chrysson has been a real estate professional for his entire career beginning with a concentration in real estate during his undergraduate studies. After several years experience as a real estate appraiser, Mr. Chrysson’s real estate activities transitioned into multi-family development projects and commercial real estate development. Today, Mr. Chrysson is co-owner of a real estate development company headquartered in Winston-Salem, N.C. Mr. Chrysson was one of the original members of our Board of Directors and was nominated to the Board because of his extensive knowledge and experience as an entrepreneur in the local real estate market, specifically his knowledge and expertise in commercial real estate development. Mr. Chrysson was appointed Vice Chairman of the Company’s Board of Directors at the beginning of 2009. In this role, Mr. Chrysson promotes and facilitates continued education for the Board of Directors. Mr. Chrysson also serves as the Chair of the Company’s Nominating and Compensation Committee.

James O. Frye. James Frye is the former Chairman, President, and Chief Executive Officer of The Community Bank, which was acquired by the Company in 2004. Following the transaction, Mr. Frye was named a director of the Company. Mr. Frye currently serves, by appointment of the Governor of North Carolina, as a member of the State Banking Commission, which supervises and regulates the financial services industry. Mr. Frye has extensive knowledge of banking laws, regulatory issues, and risk management and brings this set of skills and qualifications to his role as director of the Company.

Matthew G. Gallins. Matthew Gallins is a long standing local entrepreneur with a varied experience of investing in and helping to create and operate various business ventures. Drawing on both his personal and professional experience, Mr. Gallins has the ability to mediate group discussions and provide oversight and long-term perspective on business development and strategic initiatives. Mr. Gallins was one of the original members of our Board of Directors. Mr. Gallins is well-known in the local community and his knowledge of business trends and the economic cycle of the area that the Company serves is one of his key contributions to the Board. Mr. Gallins was appointed Lead Independent Director of the Board of Directors in 2008. In addition, Mr. Gallins is Chair of the Company’s Loan Committee, which is integral to the Bank’s loan review and approval process.

Beverly Hubbard Godfrey. Beverly Godfrey is a second generation leader in the residential real estate business, working in the local communities in which the Company operates. The Board recruited Ms. Godfrey because of her in-depth knowledge of the residential real estate industry and local real estate trends, including a special interest and expertise in technological innovations relevant to that industry. Ms. Godfrey retired from the Board of Directors on February 10, 2012.

Lynn L. Lane. Lynn Lane is a finance professional with over thirty years experience in senior finance roles for a major U.S. publicly held corporation ranked in the top U.S. “Fortune 500” company classification in terms of revenue. During her career, Ms. Lane managed all treasury functions for this company in addition to corporate finance, banking and credit agency relationships, pension fund management, financial risk management, insurance, credit, receivables and cash management. These responsibilities provided Ms. Lane with the analytical ability to understand how a bank functions in addition to the strategic insight gained from her in-depth experience leading the finance strategy of a major public corporation. These skills were a major consideration in her appointment to the Company’s Board of Directors. Based on her finance skills, the Board recruited Ms. Lane specifically to serve as the Company’s Audit Committee Chair. She currently serves in that role and as one of three Audit Committee Financial Experts. Ms. Lane was a director of Charles & Colvard, Ltd. (Nasdaq: CTHR) from May 2005 through May 2009 where she served on its Audit Committee.

H. Lee Merritt, Jr. Lee Merritt has practiced law in the Company’s geographical area for over thirty years. Mr. Merritt’s private law practice includes real estate, corporate law, estate law and litigation. Mr. Merritt served on The Community Bank Board of Directors at the time it was acquired by the Company in 2004. As a result, he was appointed to the Company’s Board of Directors, bringing with him knowledge of The Community Bank and acting to ensure a smooth transition following the transaction. Through his local presence and close relationship with many of our customers, Mr. Merritt is in a position to provide the Board of Directors insight on local economic issues, business trends, and growth opportunities for the Company. Mr. Merritt’s legal background and past experience in a broad range of business and legal situations gives him the ability to evaluate and apply his oversight capability to the Board of Directors, particularly where legal issues arise. Further, given his legal training, Mr. Merritt brings an in-depth understanding of corporate governance best practices and applies this knowledge and expertise to the Company’s boardroom dynamics. Mr. Merritt serves as Chair of the Company’s Trust Committee.

Stephen L. Robertson. Stephen Robertson is President and CEO of The Robertson Group and Affiliated Companies headquartered in North Carolina. He spent eighteen years in the telecommunications and broadcast industries, giving him significant experience in the operational and financial aspects of running large corporations. The Board of Directors recruited Mr. Robertson in 2008 to gain from his corporate background and management experience. Mr. Robertson is very active in the local community, serving on the board of directors for many not-for-profit entities and charitable organizations, including membership on the board of Winston Salem’s largest employer, WFU Baptist Hospital. As a local business and community leader, Mr. Robertson’s insight on local business trends and economic conditions is valuable to the Company. As a result of his extensive financial experience, Mr. Robertson serves as an Audit Committee Financial Expert.

W. Samuel Smoak. Sam Smoak is a Certified Public Accountant and has held this certification for over 35 years. He is currently President, Chief Financial Officer and Member of The Cook & Boardman Group, LLC and its five operating subsidiaries. The Cook & Boardman Group, LLC was formed in May 2010 to complete the series of acquisitions of and serve as the holding company for its operating subsidiaries in the architectural building supply industry with operations in eighteen commercial locations covering seven states. Over his career, Mr. Smoak has served as Chief Financial Officer of both privately and publicly held corporations and practiced as a CPA with one of the nation’s largest public accounting firms. He brings technical knowledge of bank operations and related financial metrics plus valuable experience in mergers and acquisitions to the Company’s Board of Directors. Mr. Smoak’s experience in public company finance and related capital market relationships and regulatory filings allows him to advise and offer guidance as the Company’s senior management and its Board of Directors review financial results and prepare external communication for the investment community. Mr. Smoak serves as an Audit Committee Financial Expert.

William G. Ward, Sr., M.D. William Ward is the Chairman of the Company’s Board of Directors, succeeding F. Scott Bauer in this position in December 2011. Dr. Ward is an established physician and long standing member of the local community served by the Company. Dr. Ward was one of the original founders of the Bank and was a member of Southern Community’s initial Board of Directors assembled in 1996 following the creation of the Bank. Dr. Ward was also extensively involved in the founding and creation of another community bank in 1982. He was recruited to the Company’s Board of Directors at the time the Bank was being formed because of his knowledge and expertise in “start-up” banking structure and processes. As a local physician and member of the community, Dr. Ward is able to provide the Company’s Board of Directors with insight into local community trends and economic issues. Dr. Ward is Chair of the Company’s Investment Committee which coordinates and provides policy oversight on the Company’s investment strategy and operations and the Company’s capital structure.

Principal Executive Officers

F. Scott Bauer, age 57, is the President and Chief Executive Officer of the Company. As previously stated, Mr. Bauer served as the Chairman of the Board from 2001 through November 2011 at which time he stepped down from the Board to clearly separate the powers and roles of the Chairman and Chief Executive Officer. He re-assumed the role of President of the Company and the Bank in December 2011. He also served as President of the Company from its incorporation until December 2004. Mr. Bauer became the President and Chief Executive Officer of Southern Community Bank and Trust when the Bank was incorporated and served as its President until December 2001. Prior to his service with the Bank, Mr. Bauer served as City Executive for Southern National Bank in Winston-Salem, North Carolina, the largest city in the Southern National Bank system, from 1994 until Southern National Bank merged with Branch Banking and Trust Company in May 1995, whereupon he continued as City Executive until he resigned to form the Bank in November 1995.

Jeff T. Clark, age 48, became First Executive Vice President and Chief Commercial Banking Officer of the Company and the Bank in December 2011. Mr. Clark served as the President of the Company and the Bank since December 2004 and December 2001, respectively. Prior to December 2004, he served as Executive Vice President of the Company. Mr. Clark joined the Bank in August 1996 prior to its incorporation and, before becoming President of the Bank on December 31, 2001, served as Executive Vice President of the Bank and was responsible for commercial and retail banking.

James Hastings, age 59, became Executive Vice President and Chief Financial Officer in January 2008. After beginning his career in Boston with Arthur Andersen, Mr. Hastings progressed through a number of accounting and financial positions with Seafirst Corporation and its subsidiary, Seattle-First National Bank. In 1985, he joined Heritage Bank and served as its Chief Financial Officer for 14 years. Mr. Hastings has held executive operating roles as the Director of Mortgage Banking at Cape Cod Five Cents Savings Bank and as President and CEO with Federal Savings Bank in New Hampshire.

James C. Monroe, Jr., age 63, became Treasurer of the Company in May 2007 and served as interim Chief Financial Officer from September 2007 until January 2008. Mr. Monroe has over 35 years of experience in finance in the banking industry. Prior to his employment with the Bank in April 2007, he served for seven years as an Executive Vice President and Treasurer for two subsidiary banks of The South Financial Group, Greenville, South Carolina - Carolina First Bank in South Carolina and Mercantile Bank in Florida. He began his banking career in 1970 with the former Wachovia Bank, Winston-Salem, North Carolina and was later employed by BankOne and its predecessor banks in Dallas, Texas.

Merle B. Andrews, age 56, became Executive Vice President – Senior Operating Officer in August 2004. Ms. Andrews left Wachovia Bank in 1987 to help form The Community Bank in Pilot Mountain. As Chief Financial Officer, she was responsible for operations and personnel and was elected to the Board of Directors in 1990. She serves on the Lay Advisory Board of the Comprehensive Cancer Center at WFU Baptist Medical Center and the Winston-Salem Chamber of Commerce Board of Directors. At Southern Community, she serves as head of operations and personnel. Ms. Andrews is a graduate of Wake Forest University and the University of Colorado Graduate School of Banking.

Director relationships

Board relationships. No director or principal officer is related to another director or principal officer.

Other directorships: Other than director Lynn L. Lane, no director is or has been during the preceding five years a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Corporate Governance: Board Leadership and Risk Oversight

Prior to December 2011, the positions of Chairman of the Board and Chief Executive Officer were held by one individual, F. Scott Bauer. In December 2011, the Board separated the powers of Chairman and Chief Executive Officer by naming Dr. William G. Ward, Sr. as Chairman of the Board of Directors. In an era of increasing financial oversight by governing bodies, the Board decided to establish clearer lines of reporting between itself and the Company’s management because it provides a segregation of duties between management of the Company and the facilitation of the Board of Directors.

The Board annually elects the Chairman of the Board. The Chairman leads the Board, presides at all Board meetings and is responsible for delivery of information for the Board’s informed decision-making. As mentioned above, Mr. Chrysson is the Vice Chairman of the Board and has held this position since November 2008. The Vice Chairman’s specific role is to preside at all meetings of the Board in which the Chairman is absent.

The Board has the ultimate responsibility and authority for overseeing the risk management of the Company. Throughout the year, the Board assesses risks facing the Company. The officers of the Company are responsible for managing the Company’s risks on a day to day basis; however, there are formal processes in place at the Board level with the objective of overseeing and mitigating risks. For example, as previously stated, the Company’s internal audit function has a reporting line to the Chair of the Audit Committee who reviews the Company’s financial situation independent of the CEO. The Company also has an official “whistleblower” policy. The Chair of the Audit Committee oversees this process utilizing an outsourced third party firm and is the direct contact for any employee in the Company who wishes to communicate any concerns. On a regular basis, the Board reviews operational and regulatory reports provided by management to assess the Company’s risks, including credit risk, liquidity risk and operational risk.

The Board also delegates the oversight of risk to various committees. These committees allow regular monitoring and deeper analysis and supervision of various operations of the Company. During the first eleven months of 2011, all of the Board Committees, except for the Executive Committee, were, and continue to be, chaired by independent directors. The Audit Committee oversees the financial, accounting and internal control risk management with the head of our internal audit function reporting directly to the Audit Committee Chair. The Directors Committee, which is composed entirely of the members of the Audit Committee, was established in February 2011 and is responsible for the Bank’s compliance with the provisions of the Consent Order. The Nominating and Compensation Committee oversees the management of risks that may be posed by our compensation programs and practices. The Nomination and Compensation Committee is responsible for reviewing policies and practices for all employees to ensure that they do not create or encourage risks that are reasonably likely to have a material adverse effect on the Company. The Investment Committee is responsible for the oversight of the Company’s liquidity risk and interest rate sensitivity along with any credit risk posed by the Company’s investment and derivative activities. The Board Loan Committee oversees the management of credit risk related to the Company’s lending programs and practices. The Trust Committee is responsible for the proper exercise of fiduciary duties of the Company, including its policies, the investment and disposition of property held in a fiduciary capacity and the direction and review of Trust Department practices.

Since December 2011, the Board of Directors, excluding Mr. Frye, a former officer of the Company, is composed of independent directors as defined by the independence requirements established by the rules of Nasdaq. Responsibility for risk oversight for the Company ultimately rests with the Board of Directors.

Director Nominations

The charter for the Nominating and Compensation Committee is available on the Company’s corporate website located at http://www.smallenoughtocare.com. At such time as there is a need for nominations to the Board, the Company’s bylaws currently require that nominations for election to the Board shall be made by the Nominating Committee appointed by the Board. All members of the Board also serve on the Board of Directors of our subsidiary bank. The banking laws of the State of North Carolina require directors of a bank to own shares of common stock having at least $1,000 in book value as of the last business day immediately prior to the election of such director. The nomination of any person for election to the Board may also be made by a shareholder entitled to vote on such election if notice of the nomination of such person is made in writing and delivered or mailed to one of the officers of the Company not less than seven days nor more than sixty days prior to any meeting of shareholders called for the election of directors. For both nominees submitted by the Company or a shareholder for election to the Board, the Nominating Committee considers several factors beyond those set forth above in determining whether to nominate a candidate for election to the Board. These additional factors include the nominee’s personal and professional integrity, ability and judgment and his or her ability to be effective, in conjunction with the other Board members and nominees, in collectively serving the long-term interest of the Company’s shareholders. The Committee also considers the overall composition of the Board taking into consideration such factors as business experience and the specific areas of expertise of each Board member.

The Nominating Committee of the Company’s Board of Directors has targeted specific and diverse experience for the Board since its inception in 1996 and this practice continues today. In considering diversity, there are several overriding qualifications that can be applied to a community bank board, and by association, the composition of the Company’s Board of Directors:

•	An understanding of banking regulations and community bank practices;
•	An understanding of local community business trends and economic conditions;
•	Connections within the local community to foster business development;
•	Financial expertise to understand the intricacies of the financial operations that impact the Company’s financial condition; and
•	Awareness of the dynamics in industries and their cycles that directly affect the Company’s short-term and long-term financial stability and strategies.

The Nominating Committee considers “diversity” to be a range of experiences and expertise that fit the above description and selects nominees to the Board based on these characteristics. This practice is evaluated regularly and applied when a new opening exists on the Board of Directors.

The Nominating Committee regularly assesses the qualifications of its directors and ensures that the composition of the Board reflects the local and industry market conditions in which the Company operates. The Company does not have a specific policy on gender diversity; however, until the retirement of Ms. Godfrey, two of its Board members were female. The overall sentiment of the Nominating Committee and the Board of Directors is that this gender diversity is a positive influence and representative of the constituency which the Company serves.

Shareholder Communications with Directors

The Company encourages all shareholders who wish to communicate with any of the directors to do so electronically by sending an email to the following address: directors@smallenoughtocare.com or by sending such inquiries by mail to the Chair of the Audit Committee. The Company will forward all communications to the named director or, if no particular director is named, to the appropriate committee of the Board for consideration.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Officers to resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all senior officers, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Code of Ethics is available on the Company’s corporate website located at http://www.smallenoughtocare.com. The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our executive officers on that website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this Proxy Statement. The Audit Committee has also adopted a policy pursuant to the Company’s Audit Committee Charter that establishes procedures for employees to communicate concerns about questionable accounting or auditing matters or other improper activities directly to the Audit Committee through its designee.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and principal officers of the Company are required by federal law to file reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of the Shares. Based solely on a review of reports filed by the Company on these individuals’ behalf, all such required reports were timely filed.

Report of the Audit Committee

In accordance with its written Charter (which is available on the Company’s corporate website located at http://www.smallenoughtocare.com), the Audit Committee supervises the quality and integrity of the accounting, auditing and financial reporting practices of the Company on behalf of the Board. Management has the primary responsibility for preparing the consolidated financial statements and managing the reporting process, including the system of internal controls. As required by the Audit Committee Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as stated in the rules of Nasdaq. In fulfilling its oversight responsibilities, the Audit Committee discussed and reviewed the audited consolidated financial statements in the Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements of the Company.

The Audit Committee discussed and reviewed with the independent registered public accounting firm, who are responsible for expressing an opinion on the conformity of the audited consolidated financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees).

In discharging its responsibility for the audit process, the Audit Committee obtained from the independent accountants a letter describing all relationships between the accounting firm and the Company that might bear on the accounting firm’s independence required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accounting firm’s communications with the audit committee concerning independence. The Audit Committee also discussed with the accounting firm any relationships that might impact their objectivity and independence and satisfied itself as to the accounting firm’s independence, and considered the compatibility of nonaudit services with the accounting firm’s independence.

The Audit Committee reviewed the independent accounting firm’s and the internal auditor’s audit plans, audit scope, and identification of audit risks. The Audit Committee met with the internal auditors and the independent accountants, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, the overall quality of the Company’s financial reporting, and the internal audit function’s organization, responsibilities, budget and staffing.

Based on the above mentioned review and discussions with management and the independent accountants, the Audit Committee recommended to the Board (and the Board has approved) that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

This report is submitted by the Audit Committee: Edward T. Brown, Matthew G. Gallins, Lynn L. Lane (Chair), Stephen L. Robertson and W. Samuel Smoak (Vice Chair).

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy. Our compensation committee and management believe that executive compensation decisions must respect current shareholder value during these difficult economic challenges. While our compensation philosophy has been to maintain a competitive compensation package to attract and retain qualified executive officers, we have a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Because management recognized that 2011 would be another difficult year, as of January 1, 2011 our CEO voluntarily reduced his salary by 5% and the other executive officers voluntarily reduced their salaries by 3%. The CEO voluntarily reduced his salary an additional 3% in June 2011. Despite continued losses in our loan portfolio, our earnings for 2011 rebounded to a break-even level. However, our core compensation philosophy is that senior management will sacrifice first so that line employees are rewarded for performance during these difficult times. Restricted stock awards were granted only to key employees but no awards were granted to our executive officers for 2011. In recognition of the performance of the Company, effective December 31, 2010, all executive officers voluntarily agreed to amend their salary continuation agreements to eliminate any funding accruals for their supplementary executive retirement plans for 2011 and thereafter.

With the voluntarily reductions, base salaries for our executive officers are now substantially below the average salaries paid to executive officers of similarly sized banks nationwide and our North Carolina peer group banks. This demonstrates the Company’s commitment to a pay for performance compensation philosophy.

The annual performance review for determining executive officer base salaries and long-term equity awards follows a principled, structured framework for analysis. This analysis focuses on financial performance measures that the Compensation Committee believes best indicate appropriate management of our business. We provide our long-term compensation opportunity in restricted stock, because stock ownership is the simplest, most direct way to align our executive officers’ interests with those of our stockholders. The qualifications for vesting and other design features of these awards are intended to encourage long-term stock ownership by our executive officers to further motivate them to create long-term stockholder value.

As a result of our pay-for-performance mandate:

•	Effective August 1, 2009 and June 1, 2010 our executive officers voluntarily reduced their base salaries. Effective January 1, 2011, our CEO and other executive officers voluntarily reduced their base salaries by another 5% and 3%, respectively. Our CEO voluntarily reduced his base salary by another 3% in June 2011.
•	Effective August 1, 2009, we reduced our employer match in our 401(k) and supplemental 401(k) plans from 100% to 50% on the first 6% of compensation that is deferred. Subsequently effective January 1, 2011, we eliminated our employer match in both plans.
•	Effective May 2010, the executive officers of the Company voluntarily waived their contractual rights to reimbursement of country club expenses.
•	Effective December 31, 2010, our executive officers voluntarily agreed to freeze the accrued benefits under their salary continuation agreements.

•	We require that the performance targets of our incentive compensation programs be attained and, as a result, the senior executive officers of the Company were granted no annual cash bonuses or restricted stock awards for performance during years 2008 through 2011.
•	Our restricted stock awards do not vest until the fifth anniversary of the grant and stock option awards vest pro-rata annually over a five-year period, thus encouraging long-term stock ownership.

During compensation deliberations by the Compensation Committee, F. Scott Bauer, our CEO and President, recommends base salaries other than his own as well as other benefits. He is also permitted to discuss the targets for incentive compensation where pertinent; however, all final targets are determined by the Compensation Committee. Mr. Bauer is not permitted to be present while his compensation is being debated or approved by the Compensation Committee. During deliberations regarding 2011 compensation, Mr. Bauer participated in the discussion of executive compensation for Jeff Clark, the First Executive Vice President of the Company, and Jim Hastings, the Chief Financial Officer of the Company.

The Compensation Committee also intends to maintain compensation practices that reflect the conservative economic culture in which the Company operates. The Company does not provide executive officers with reserved parking spaces, separate dining or other facilities, nor does it defray the cost of personal entertainment or family travel. The health care and other employee benefit programs of the Company are the same for all eligible employees, including the executive officers.

The Compensation Committee annually reviews the elements of executive compensation to determine if they are serving the needs of the Company. As required by Treasury regulations, the Compensation Committee also reviews the risks of our compensation policies every six months. Except to the extent required by the provisions of the Consent Order to assess management qualifications, neither the Compensation Committee nor the Company’s management engaged a compensation consultant during the last fiscal year to provide advice or recommendations on the amount or form of executive and director compensation. The Compensation Committee will continue to monitor the components of executive compensation and make changes as appropriate to position the Company to be able to attract and retain the best management possible.

Elements of Executive Compensation. During 2011, the Company's compensation program for executive officers consisted of the following elements: annual salary, periodic grants of stock options and restricted shares of the Company’s common stock under the Company’s stock option and restricted stock plans; employment agreements with the executive officers; retirement benefits; and perquisites established by the Compensation Committee. The following is a description of the compensation program for the executive officers of the Company during 2011:

Base Salary. Base salaries for executive officers are annually reviewed and approved by the Compensation Committee. The Compensation Committee approves salaries based upon a review of the range of salaries earned by executive officers with financial institutions of similar asset size in North Carolina and an analysis of other similarly situated public banking companies nationally. This data was obtained from a third party North Carolina survey, national surveys of compensation of comparable banks (those over one billion and less than five billion dollars in assets located in the Southeast United States) prepared by SNL Securities, the American Association of Bank Directors and the American Bankers Association, and staff summaries of compensation information as disclosed in the proxy statements of peer North Carolina financial institutions. In making its final determinations of base salaries for 2011, the Compensation Committee did not use performance thresholds or other measures that directly relate base salaries to operating performance. It did discuss and consider overall performance of the Company and personal performance when discussing 2011 base salaries. As discussed above, the CEO and other executive officers voluntarily reduced their base salaries at the beginning of 2011. The CEO further reduced his base salary in June 2011. In years prior to 2009, the Compensation Committee sought to maintain the targeted level of annual compensation for executive officers at just below the mid-point of the salary range for those executive officers at peer institutions. Due to the voluntary salary reductions agreed to by our executive officers, base salaries for our executive officers are now substantially below the average salaries paid to executive officers of similarly sized banks nationwide and our North Carolina peer group banks.

Annual Cash Incentive Compensation. The Company has suspended its annual cash incentive compensation plan as a component of the executive officers’ compensation program because the Company is prohibited under Treasury regulations from paying any cash performance bonus to its executive officers while the Treasury maintains an investment in the preferred stock of the Company.

Stock Options. The Compensation Committee believes that long-term incentives, such as stock options, align the executive officers' interests with those of other shareholders and encourage significant stock ownership. The option recipients, including the executive officers, receive value from option grants only to the extent that the price of the Company’s stock exceeds the per share price of the option on the date of grant. Under the Company’s incentive stock option plans (“ISO Plans”), the Compensation Committee made grants to selected key employees of options to purchase the Company’s common stock at a price equal to the fair market value of the shares on the date of grant. Eligible employees under the ISO Plans are those key employees who, in the judgment of the Compensation Committee, are in a position to materially affect the overall success of the Company by reason of the nature and extent of their duties. There have been no stock option awards to any of the Company’s executive officers since 2009.

Restricted Stock Grants. The Compensation Committee adopted a Restricted Stock Plan in 2007 in order to provide another long-term incentive plan and reduce the Company’s reliance on stock options to reward executive officers and employees. Restricted stock awards have a vesting period of five years. The stock is “restricted” because it cannot be sold or transferred until the vesting period (or restriction period) has lapsed. That means any grant of restricted stock will be forfeited if the officer or employee leaves the employment of the Company prior to the end of the vesting period. The Compensation Committee made grants under this Plan in 2011 for performance of certain key employees during 2010 and made grants under the Plan in 2012 for performance during 2011. None of the executive officers received restricted stock grants for their 2009, 2010 or 2011 performance. Treasury regulations restrict the amount of restricted stock that may be granted to our executive officers while the Treasury holds an investment in our preferred stock.

Employment Agreements. From the incorporation of its predecessor, the Company has maintained that its successful operation is dependent on the stability of its executive management team. The Compensation Committee believes that employment agreements are an important tool for maintaining that stability, specifically the covenants preventing the officers from competing with the Bank. Non-competition covenants reduce the risks to the Bank that an officer might terminate employment and begin employment with one of the Bank’s competitors. Therefore, from the beginning, the Bank has been a party to written employment agreements with its executive officers. A description of the material terms of the employment agreements with the executive officers is described below under “Executive Compensation.” The Compensation Committee believes that employment agreements have aided the Company in retaining key executives and have contributed to the success of the Company.

These employment agreements include severance provisions and restrictive covenants. However, due to the Treasury regulations, the Company is prohibited from paying any “golden parachute” payment to its senior executive officers (“SEOs”) and the next five most highly compensated employees while the Treasury holds an investment in the Company’s preferred stock. A “golden parachute” payment is defined as any payment due to the departure of the employee for any reason, except a payment for services performed or benefits accrued. The Company is also prohibited from deferring the payment until after the Treasury no longer holds an investment in the Company’s preferred stock.

In addition, the employment agreements contain restrictive covenants for the Bank’s benefit following terminations of employment prohibiting the executive from:

•	Competing with the Bank following employment termination except under certain circumstances;
•	From soliciting Bank employees and customers; and
•	From divulging confidential information obtained while employed with the Bank.

These provisions are intended to protect the Bank by preventing an executive from competing against the Bank and by preventing disclosure of confidential or proprietary Bank information.

The employment agreements also provide change of control payments under certain circumstances to reward the Bank’s executive officers for their efforts in building the Company while reducing the reluctance of the executive officers to pursue potential transactions that might benefit the long-term interests of shareholders but involve a change of control of the Company. For executive officers other than the Company’s two most senior executive officers, the employment agreements do not provide for change of control payments solely because of a change of control of the Bank. An additional triggering event must occur following the change of control in order for the Bank to make any change of control payments to these officers. The defined triggering events were selected to provide the Company with protection from executive competition and to avoid unwarranted terminations of employment that could harm the Company’s business or financial condition. These change of control payments are not permitted while the Treasury holds an investment in the Company’s preferred stock.

Because Federal tax rules limit the amounts that each executive officer may receive in the event of a change of control, the terms of their employment agreements provide our two most senior executive officers, Mr. Bauer and Mr. Clark, with a gross-up payment equal to the amount of excise taxes (plus the applicable federal and state income, FICA and excise taxes due on such gross-up payment) payable by the executive in connection with a change in control that are deemed to be “excess parachute payments” for Federal tax purposes. However, the Company is prohibited from making any tax gross-up payments on compensation to the SEOs and the next twenty most highly compensated employees until the Treasury no longer holds an investment in the Company’s preferred stock.

The Compensation Committee believes that our senior executive officers should not be required to incur the expenses associated with the enforcement of their rights under their employment agreements, whether by litigation or other legal action, because the cost and expense thereof would substantially detract from the benefits intended to be granted to the executive officers under the employment agreements. The employment agreements therefore also provide Mr. Bauer, Mr. Clark, Mr. Hastings and Ms. Andrews legal fee reimbursement up to certain limits so that they will not be forced to negotiate settlement of their rights under the employment agreements following a change of control under threat of incurring expenses. However, Mr. Bauer, Mr. Clark, Mr. Hastings and Ms. Andrews have executed documents under which each executive has agreed to waive any of their rights and benefits under either their employment agreement or their salary continuation agreement that would put the Company out of compliance with any of the laws or regulations related to the Treasury investment in our preferred stock.

Retirement Payments. The Compensation Committee strongly believes that comprehensive post-retirement benefits for all employees who reach retirement age are part of a competitive compensation program. The Bank’s retirement benefits program, available to all employees generally, consists of the 401(k) Plan and the Bank’s participation in the federal Social Security program. In addition, for highly compensated employees, including the executive officers, the Bank has executed supplemental executive retirement agreements and maintains a non-qualified supplemental 401(k) savings plan for executive officers whose income exceeds the federal limit of income for participation in the 401(k) Plan. The components of the Company executive retirement program are:

Matching Contributions to 401(k) Plan. The 401(k) Plan is a voluntary defined contribution benefit plan under the Internal Revenue Code, designed to provide additional incentive and retirement security for eligible employees of the Bank. All Bank employees over the age of 21 are eligible to participate in the 401(k) Plan after 90 days of employment. The executive officers participate in the 401(k) Plan on the same basis as all other eligible employees of the Bank. Under the 401(k) Plan, each eligible employee of the Bank may elect to contribute on a pre-tax basis to the 401(k) Plan, subject to certain limitations that lower the maximum contributions of more highly compensated participants. During 2010, the Bank matched 50% of an employee’s contributions to the 401(k) Plan up to a maximum limit of 6% of the employee’s compensation. Effective January 1, 2011, the Bank eliminated the 401(k) Plan employer match. In keeping with the Compensation Committee’s belief in tying the financial interests of the employees to those of the shareholders, employees may elect to have their 401(k) Plan funds used to purchase additional common stock of the Company on the open market. Accounts under the 401(k) Plan are adjusted for investment gains and losses based on the performance of the investment choices selected by the participant.

Supplemental non-qualified 401(k) deferrals. Due to the Internal Revenue Code limitations that lower the maximum contributions of highly compensated participants (all employees with salaries in excess of $110,000), the Compensation Committee approved a supplemental non-qualified 401(k) deferral plan that permits the Bank’s highly compensated employees to defer additional income. During 2010, the Bank matched 50% of an employee’s contributions to the supplemental 401(k) Plan up to a maximum limit of 6% of the employee’s compensation. Effective January 1, 2011, the Bank eliminated the employer match. A description of the material terms of the supplemental deferrals is included below under “Executive Compensation.” While this is a benefit to the executive officers, it was primarily intended to benefit the highly compensated employees of the Company who are not parties to salary continuation agreements.

Supplemental Executive Retirement Agreements. The Company maintains non-tax qualified supplemental executive retirement agreements with certain senior executive officers to supplement the amount that these officers can defer under the Bank’s 401(k) Plan because of the Internal Revenue Code limitations on the amount of compensation that may be deferred under the 401(k) Plan. These Salary Continuation Agreements and, for certain officers, Split Dollar Agreements are designed to provide additional retirement benefits to these senior executive officers at their normal retirement dates. Such agreements are a common component of the compensation packages of the peer companies with which the Bank competes, and of the financial institution industry generally. The Compensation Committee believes that these agreements should be a part of the Bank’s compensation system because they are necessary to:

•	Retain the existing officers of the Bank with a compensation package that is competitive in our industry; and
•	Match the compensation packages of officers the Bank wishes to recruit.

The goal of the Salary Continuation Agreements is to provide a defined benefit so that at retirement, each executive officer’s total benefits, including Social Security benefits, will equal 60% of his or her estimated final base pay. Each agreement’s defined benefit is intended to fill the gap between the 60% of final base pay target versus the sum of Social Security benefits, the 401(k) Plan deferrals, and the Salary Continuation Agreement payments. The Bank owns life insurance policies on the lives of certain of the participating executive officers in order to offset the cost of future funding of the retirement benefit payments under the Salary Continuation Agreements. The Compensation Committee periodically reviews the defined benefit stated in each officer’s Salary Continuation Agreement to ensure that target benefits are being maintained at 60% of final base pay and that the life insurance accruals will offset the cost to the Company of the retirement benefits. Material provisions of the Salary Continuation Agreements are described below under “Executive Compensation.”

Provided the Bank only pays the executive officers the vested accrued benefits under the salary continuation agreements upon attainment of their retirement dates, these benefits would qualify as accrued compensation under the Treasury regulations and would be payable while the Treasury holds an investment in the Company’s preferred stock.

Effective December 31, 2010, the executive officers of the Bank voluntarily amended their salary continuation agreements to freeze the accrued benefits at their December 31, 2010 levels and to suspend the accrual of any future benefits.

Perquisites and other benefits. In addition to the benefits described above, the Company provides its executive officers with certain perquisites that the Compensation Committee considers usual and customary within the Company’s peer group to assist the Company in remaining competitive in the market for experienced management. For instance, the Bank provides the CEO with use of an automobile, long-term health care insurance, personal term life insurance, and disability insurance. The First Executive Vice President is provided with the use of an automobile and disability insurance. For additional information regarding the perquisites and other benefits made available to the Company’s executive officers during 2011, please see the description of the employment agreements under “Executive Compensation” and the footnotes to the “All Other Comp.” column of the Summary Compensation Table.

Executive management also participates in the Bank’s employee benefit plans, including medical and dental plans and other insurance programs, on the same basis as all eligible employees. Banking regulations prohibit executive management from participating in employee discount programs for certain Bank products. In accordance with Treasury regulations, the Company adopted a policy prohibiting the payment of excessive or luxury expenditures.

Limitations on Executive Compensation by Federal Law and Treasury Regulations. On December 5, 2008, the Company sold preferred stock and a warrant to purchase common stock to the Treasury under TARP. As a condition to the purchase of the Company’s preferred stock by the Treasury, the Company’s executive officers agreed to certain restrictions on their compensation, including limitations on amounts payable under severance arrangements and change in control provisions of employment contracts and the clawback of incentive compensation in the event of inaccurate financial statements by the Company. In June 2009, the Treasury adopted new rules to implement the requirements of the American Recovery and Reinvestment Act of 2009, which imposed a number of restrictions on executive compensation in addition to those agreed to by the executive officers of the Company at the time of the Treasury investment. Among other things, these rules have affected the compensation policies of the Company by:

•	Requiring that the Compensation Committee of the Board meet at least every six months and undertake various reviews of the risks presented to the Company by its compensation practices;
•	Increasing the number of employees subject to clawback of incentive compensation in the event of inaccurate financial statements by the Company;
•	Prohibiting the Company from paying any severance compensation to certain executives even where the Company has a contractual obligation to make those payments;
•	Limiting the amount of incentive compensation payments to certain executives and only permitting those payments in the form of restricted stock or units;
•	Limiting the maximum monetary value of any restricted stock grant to no more than one-third of the executive’s total annual compensation;
•	Requiring the Company to permit a non-binding shareholder vote on the Company’s executive compensation;
•	Requiring the Company to adopt an excessive or luxury expenditures policy;
•	Prohibiting the Company from paying any tax gross-ups on compensation for certain executives; and
•	Requiring the Company to identify a number of its most highly compensated employees.

During the period that the Treasury holds an investment in the preferred stock of the Company, these laws and regulations will have an effect on the relative proportion of different types of compensation that we may pay to our executive officers. The proportion of salary to total direct compensation will likely increase as a result of the elimination of the annual cash incentive and stock options, and the limits on the amount of restricted stock that may be granted. The impact of these limits is summarized below:

Compensation Element	No TARP Investment	During TARP Investment
Salary	* cash only	*	cash
		*	not less than 2/3rds of total direct compensation
Annual Incentive	* cash	*	not allowed
Long-Term Incentive	*stock options	*	limited to long-term restricted stock
	* restricted stock	*	limited in amount to 1/3rd total direct compensation

Compensation Policies that Affect Risk Management

In years prior to 2009, the Company’s compensation program for executive officers included annual cash incentive compensation awards. For 2009, 2010 and 2011, the Company eliminated this component of its executive compensation program as the Company is prohibited from paying a cash performance bonus to its executive officers while the Treasury holds an investment in the Company’s preferred stock.

In addition to our executive officers, we utilize incentive compensation plans for a certain group of employees whose primary function is to generate production volumes, particularly in mortgage origination and investment brokerage. We structure these compensation plans to drive behaviors that directly affect revenue. Most of these plans are either commission plans, fully or partially, or incentive plans. Commission plans pay based on production less a monthly draw. Incentive plans pay based on formulas tied to new sales and revenue growth above a threshold.

We manage risks that may arise from our incentive compensation in the following ways:

•	Balanced Risk-Taking Incentives. We balance incentive compensation arrangements with our financial results. We review our incentive plans regularly to ensure that they do not provide incentives to take excessive or unnecessary risks.

•	Controls and Risk Management. We use risk management processes and internal controls to reinforce and support the development and maintenance of our incentive compensation arrangements. For example, commission-based mortgage loan officers do not have loan approval authority.

•	Strong Corporate Governance. Our senior leaders regularly review the effectiveness of our incentive plans.

•	Management of Risk.

—	Clawbacks and Forfeitures. We expanded our clawback and forfeiture provisions for all applicable incentive compensation plans.

—	Qualified Production. Our incentive plans include language that reinforces our compliance and control policies. Examples include the exclusion of certain types of transactions or sales from commission calculations due to exceptions and the potential to forfeit awards as a result of realized losses.

—	Compensation Committee Review of Risk in Compensation Plans. Our Compensation Committee reviews all compensation plans and employee benefits every six months to assess whether or not these plans and benefits encourage the Company to take undue risks. The Compensation Committee has determined that our plans and benefits do not pose undue risks.

Compensation Committee Report

In fulfilling its oversight responsibilities, the Nominating and Compensation Committee discussed and reviewed the Compensation Discussion and Analysis with management. Based on this discussion and review, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

The Compensation Committee certifies that:

(1)  It has reviewed with senior risk officers the senior executive officer (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

(2)  It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company;

(3)  It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

This report is submitted by the Nominating and Compensation Committee: Edward T. Brown, James G. Chrysson (Chair), Lynn L. Lane (Vice Chair), H. Lee Merritt, Jr., Stephen L. Robertson and Dr. William G Ward, Sr.

Compensation Committee Interlocks and Insider Participation

During 2011, no director serving on the Nominating and Compensation Committee was an officer or former officer of the Company or participated in any transaction required to be disclosed under the Securities Act. Further, during 2011, no executive officer of the Company served as a director or on the compensation committee of another entity of which one of its executives served as a director of the Company or on the Company’s Compensation Committee.

PERFORMANCE GRAPH

The following graph provides an indicator of the cumulative total shareholder returns for the Company as compared with the Nasdaq Composite Index and SNL Securities’ Southeast Bank Index. Historical price performance during this period may not be indicative of future stock performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southern Community Financial Corporation	100.00	66.00	36.53	23.88	11.68	12.52
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Southeast Bank	100.00	75.33	30.50	30.62	29.73	17.39

Source: SNL Financial LC, Charlottesville, VA

© 2012

Compensation of Directors

Board Attendance and Fees

The Board of the Company held seventeen meetings during 2011. All directors attended at least seventy-five percent of the meetings. During 2011, non-employee directors received $1,000 for each Board meeting attended, $500 for each committee meeting attended and $100 for participation in an Audit Committee telephone conference call. In addition to these fees, the Chair of the Audit Committee is paid a $15,000 annual retainer. In February 2012, the Board of Directors voted to compensate the Chairman at an annual retainer of $45,000, effective January 1, 2012, in lieu of attendance fees. Except for this change, director fees are expected to remain the same for 2012. It is the policy of the Board that all directors attend shareholder meetings. All directors attended the 2011 Annual Meeting.

Director Compensation. This table sets forth certain information regarding the compensation paid by the Bank to our directors during the fiscal year ended December 31, 2011.

2011 DIRECTOR COMPENSATION (1)
	Fees Earned or	Option	All Other
	Paid in Cash	Awards	Comp	Total
Name	($)	($)	($)	($)
Edward T. Brown	36,100	-	-	36,100
James G. Chrysson	27,500	-	-	27,500
James O. Frye (2)	33,500	-	215,722	249,222
Matthew G. Gallins	35,600	-	-	35,600
Beverly Hubbard Godfrey	30,000	-	-	30,000
Lynn L. Lane	44,600	-	-	44,600
H. Lee Merritt, Jr.	26,500	-	-	26,500
Stephen L. Robertson	18,600	-	-	18,600
W. Samuel Smoak	28,600	-	-	28,600
William G. Ward, Sr., M.D.	25,000	-	-	25,000

(1) For each director listed above, the following number of shares of common stock are capable of being issued upon the vesting of all stock options held by the named individual: Mr. Brown – 10,000; Mr. Chrysson – 10,000; Mr. Frye – 50,000; Mr. Gallins – 10,000; Ms. Lane – 15,000; Mr. Merritt – 10,000; Mr. Robertson – 9,000; Mr. Smoak – 15,000; and Dr. Ward – 10,000.

(2) Mr. Frye received $100,647, $20,218 and $94,857 in distributions under his deferred compensation agreement pension and supplemental retirement benefit, respectively, during 2011.

Executive Compensation

Cash Compensation. During 2011, all employees were compensated by the Bank, the principal subsidiary of the Company. This table sets forth certain information regarding the compensation paid by the Bank to or for (i) our current Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and (ii) the three other most highly compensated executive officers who were serving as such at December 31, 2011 (our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Position	Year		Salary ($) (1)	Stock Awards ($)	Option Award ($)	Non- qualified Deferred Comp. ($)	All Other Comp. ($)		Total ($)
F. Scott Bauer,	2011		317,134	-	-	-	25,790	(2)	342,924
President and CEO	2010		345,860	-	-	164,793	36,156		546,809
	2009		367,188	-	-	149,340	51,582		568,110

Jeff T. Clark,	2011		245,810	-	-	-	12,341	(3)	258,151
First EVP	2010		262,082	-	-	36,989	17,648		344,082
	2009		271,563	-	-	33,255	31,929		336,747

James Hastings,	2011		201,169	-	-	-	1,710	(4)	202,879
EVP and CFO	2010	(5)	208,446	-	-	28,644	7,964		245,054
	2009	(6)	221,520	-	-	25,175	19,505		266,200

James C. Monroe, Jr.,	2011		178,822	-	-	-	1,520	(4)	180,342
Treasurer	2010		187,272	-	-	41,779	7,138		236,189
	2009	(7)	196,833	-	-	41,779	19,543		258,155

Merle B. Andrews	2011		172,217	-	-	-	2,237	(8)	174,454
EVP

(1)	Effective January 1, 2011, the senior executive officers agreed to a reduction in their annual base salaries of 5% for Mr. Bauer and 3% for the other SEOs. Effective June 1, 2011, the Mr. Bauer voluntarily agreed to a further reduction in his annual base salaries of 3%.
(2)	Includes the Bank’s payment of $10,433 for long term health care coverage, the Bank’s accrued cost for providing an automobile, the Bank’s accrued cost for the officer’s split-dollar life insurance, the Bank’s cost for disability insurance, and the Bank’s cost to provide $500,000 in personal term life insurance.
(3)	Includes the Bank’s accrued cost for providing an automobile, the Bank’s accrued cost for the officer’s split-dollar life insurance, and the Bank’s cost for disability insurance and supplemental disability insurance.
(4)	Includes the Bank’s cost for disability insurance.
(5)	Includes $1,958 from workmen’s compensation insurance from the Company’s carrier to the executive in lieu of a portion of regular salary.
(6)	Includes $6,202 from workmen’s compensation insurance from the Company’s carrier to the executive in lieu of a portion of regular salary.
(7)	Includes $6,202 from workmen’s compensation insurance from the Company’s carrier to the executive in lieu of a portion of regular salary.
(8)	Includes the Bank’s cost for disability and cancer insurance.

Employment Agreements. The Bank and the Company are parties to employment agreements with F. Scott Bauer, President and Chief Executive Officer of the Company, Jeff T. Clark, First Executive Vice President and Chief Commercial Banking Officer of the Company, James Hastings, Chief Financial Officer of the Company, Merle B. Andrews, Executive Vice President of the Bank and James C. Monroe, Jr., Treasurer of the Company. As previously mentioned, we became subject to certain executive compensation restrictions under federal law and Treasury regulations because we sold preferred stock to the Treasury in December 2008 and that investment in the Company is still outstanding and held by the Treasury. Under these rules, while the Treasury holds an investment in the Company’s preferred stock, the Company is prohibited from paying certain officers, including our named executive officers, any compensation other than for accrued benefits or current services, even if there was a contractual obligation of the Company to make those payments that existed prior to the Treasury investment. The following description of the benefits due to the named executive officers includes certain payments for other than accrued benefits or current services, so those payments are prohibited while the Treasury holds an investment in the Company’s preferred stock.

The agreements with Mr. Bauer, Mr. Clark, Mr. Hastings and Ms. Andrews are similar (“Officer Agreements”). The term of each Officer Agreement is for three years. On each anniversary of the effective date of the Officer Agreements, the terms are automatically extended for an additional one-year period beyond the then effective expiration date unless written notice from the employer or the officer is received 90 days prior to the anniversary date advising the other that the agreement shall not be further extended. The Officer Agreements automatically terminate when the officers attain age 65. In addition, each officer has the option to terminate his respective agreement upon sixty days' written notice to the employer. While each officer is employed and for two years following termination of employment, the Officer Agreements prohibit the officer from competing with the employer.

Under the Officer Agreements, each officer receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the employer. Under the Officer Agreements, each officer is entitled to all fringe benefits that are generally provided by the employer for its employees, to reimbursement of the officer’s cost for disability insurance (including compensation for the federal and state income taxes imposed as a result of the reimbursement), and to contractual indemnification against liabilities arising out of service as an officer of the employer. In addition, Mr. Bauer’s agreement provides that he be provided long-term care insurance paid up at age 60 (owned exclusively by Mr. Bauer) and life insurance providing a death benefit of no less than $500,000. Under their employment agreements, Mr. Bauer and Mr. Clark are provided with the use of an automobile pursuant to the policies of the employer.

Under the Officer Agreements, each officer may terminate employment for Good Reason, which includes any reduction in base pay, any assignment of duties or responsibilities which are not commensurate with the officer’s status (including failure to elect Mr. Bauer to the Board of Directors of the Bank and the Company), any material breach of their employment agreement by the employer, or a transfer of the officer’s principal work location more than fifteen (15) miles (thirty miles for Mr. Hastings) from his then current principal work location. Following such Good Reason Termination (which occurs after the repayment of the TARP investment), the employer is required to pay the officer’s base salary for the remaining term of the employment agreement and to continue all insurance and medical benefits for the remaining term of the employment agreement or until the officer is reemployed or dies.

The Officer Agreements also grant each officer the contractual right to negotiate Salary Continuation Agreements that provide annual benefits upon separation from service on or after age 62 for Mr. Bauer, Mr. Clark and Ms. Andrews, on or after age 64 for Mr. Monroe and on or after age 65 for Mr. Hastings. See “Retirement Benefits” below for a further discussion of the payments under their Salary Continuation Agreements.

The Bauer and Clark Officer Agreements also provide that in the event of a change of control, certain payments must be made to each officer, which will be payable if the change of control occurs after the TARP investment has been repaid. If these payments would cause the imposition of excise taxes under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the employer must reimburse the officer an amount necessary to compensate the officer for any applicable excise tax payments, net of all income, payroll, and excise taxes. The Andrews and Hastings Officer Agreements provide for certain payments to each officer upon the occurrence of certain events following a change of control of the Company which occurs after the TARP investment has been repaid. See “Potential Payments Upon Change in Control” below for a further discussion of these payments. The Officer Agreements also provide for reimbursement of legal fees up to $500,000 for Mr. Bauer and Mr. Clark and up to $200,000 for Ms. Andrews and Mr. Hastings, if the officer is required to seek legal advice to enforce his employment agreement following a change of control. A "change of control" is defined, under both the Officer Agreements and the Salary Continuation Agreements discussed below, to mean any of the following events:

•	Any person or group acquires beneficial ownership representing more than fifty percent (50%) of the fair market value or voting power of the Company’s securities; or

•	During any period of twelve consecutive months, any person or group acquires beneficial ownership representing thirty-five percent (35%) or more of any class of voting securities of the Company, or a majority of the Company’s Board is replaced by individuals who were not appointed, or whose election was not endorsed in advance, by a majority of the Company’s Board; or

•	During any period of twelve consecutive months, any person or group acquires more than forty percent (40%) of the assets of the Company.

The Bank is also party to a different form of employment agreement with James C. Monroe, Jr. The term of the Monroe agreement is for two years. On each anniversary of the effective date of his employment agreement, the term is automatically extended for an additional one-year period beyond the then effective expiration date unless written notice from the Bank or Mr. Monroe is received advising the other that the agreement shall not be further extended. Mr. Monroe has the option to terminate his employment agreement upon sixty days' written notice to the Bank. While employed by the Bank and for two years following termination of employment, his employment agreement prohibits Mr. Monroe from competing with the Bank. Under his employment agreement, Mr. Monroe receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board of Directors of the Bank, and is entitled to all fringe benefits that are generally provided by the Bank for its employees and executive officers. His employment agreement also provides for certain payments to Mr. Monroe upon the occurrence of certain events following a change of control of the Company. Such payments may be made only after the Treasury no longer holds this investment.

Plan-Based Awards. There were no incentive compensation plan-based awards, either in stock options or in restricted stock or under an annual cash-based incentive compensation plan, made to the executive officers during 2011. Treasury regulations prohibit the payment of any cash incentive awards while the Treasury holds an investment in the Company’s preferred stock.

Outstanding Equity Awards at Fiscal Year-End. The following tables contain information with respect to outstanding equity awards of the Company held by the named executive officers at December 31, 2011.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards				Stock Awards
						Market
					Number	Value of
					of Shares	Shares or
	Number of Securities				of Stock	Units of
	Underlying Unexercised		Option	Option	That	Stock That
	Options		Exercise	Expiration	Have Not	Have Not
	(#)		Price	Date	Vested	Vested
Name	Exercisable	Unexercisable	($)	(#)	(#)	($)
F. Scott Bauer	24,000	-	10.04	10/23/2013	-	-
Jeff T. Clark	15,750	-	6.51	8/22/2012	-	-
	16,000	-	10.04	10/23/2013	-	-
James Hastings	10,000	-	7.08	5/28/2018	-	-
James C. Monroe	10,000	-	10.13	4/16/2017	-	-
Merle B. Andrews	10,000	-	11.33	2/25/2014	-	-

Option Exercises. There were no stock options exercised by the executive officers during 2011.

Retirement Benefits. Supplemental 401(k) Plan. During 2007, the Bank adopted a supplemental non-qualified 401(k) plan for highly compensated employees whose ability to defer income until retirement is limited due to Code restrictions applicable to tax-qualified plans. This supplemental plan allows highly compensated employees to contribute to the plan up to 50% of their annual compensation after reaching the 401(k) Plan’s deferral limits. Prior to August 2009, the Bank matched the first 6% of compensation that was deferred into the supplemental plan, which vested 20% per year over five years. Effective August 1, 2009, the Bank reduced its match to 50% of the first 6% of compensation that is deferred under the supplemental 401(k) plan. Effective January 1, 2011, the Bank eliminated its employer match on employee contributions under the supplemental 401(k) Plan. All amounts deferred under the non-qualified 401(k) plan, including the Bank’s match, are held in trust and are subject to the claims of creditors of the Bank. Participants in the supplemental non-qualified 401(k) plan are not subject to income tax on the amounts contributed, and the Bank does not receive an expense deduction, until the deferred amounts are paid to the participants.

As under the 401(k) Plan, accounts under the non-qualified 401(k) plan are adjusted for investment gains and losses based on the performance of the investment choices selected by the participant. These investment choices are similar in type and asset class to the investment choices available under the 401(k) Plan. Participants may change their investment elections at any time under the same rules that apply under the 401(k) Plan.

		Supplemental 401(k) Plan
	Executive	Bank	Aggregate	Aggregate	12/31/2011
	Contributions	Contributions	Earnings	Withdrawals/	Aggregate
Name	in 2011 ($)	in 2011 ($)	in 2011 ($)	Distributions	Balance
F. Scott Bauer	6,343	-	(800)	-	24,563
Jeff T. Clark	-	-	(12)	-	9,764
James C. Monroe, Jr.	1,788	-	622	-	2,094
Merle B. Andrews	-	-	(1,446)	-	50,378

Salary Continuation Agreements. Effective December 31, 2011, the executive officers of the Bank voluntarily amended their salary continuation agreements to freeze the accrued benefits at December 31, 2011 levels. The following table contains information with respect to unfunded nonqualified retirement benefits due to the named executive officers pursuant to certain Salary Continuation Agreements between the Bank and the named executive officers:

	Salary Continuation Agreement
			Payments
	Number of Years of	Present Value of	During Last
Name	Credited Service (#)	Accumlated Benefit ($) (1)	Fiscal Year ($)
F. Scott Bauer	14	774,405	-
Jeff T. Clark	14	180,990	-
James Hastings	3	65,211	-
James C. Monroe, Jr.	4	149,709	-
Merle B. Andrews	24	290,203	-

(1)	The present value shown is calculated using the benefit accrual balance discounted at the rate of 7.00%.

The Bank is a party to Salary Continuation Agreements with Mr. Bauer, Mr. Clark, Mr. Hastings, Mr. Monroe and Ms. Andrews. The Bank has purchased, and is the primary beneficiary, of life insurance policies on certain officers which are intended to offset the cost of these retirement benefits. These benefits are unfunded and are not intended to constitute a tax-qualified retirement plan under Section 401(a) of the Code. Upon attainment of age 62 for Mr. Bauer, Mr. Clark and Ms. Andrews, the Salary Continuation Agreements provide each of these executive officers with an annual retirement benefit for the life of each officer based on the accrued balances frozen at December 31, 2011. The annual benefit for Mr. Bauer is currently $75,344. The annual benefit for Mr. Clark is currently $17,609. The annual benefit for Ms. Andrews is currently $25,744. On August 1, 2017, the Salary Continuation Agreement for Mr. Hastings provides an annual retirement benefit of $11,009 for life. On June 1, 2012, the Salary Continuation Agreement for Mr. Monroe provides an annual retirement benefit of $17,917 for life. Mr. Bauer, Mr. Clark, Mr. Monroe and Ms. Andrews are fully vested in the accrued benefits under these agreements. Mr. Hastings is partially vested in the accrued benefit under these agreements and will become fully vested under these agreements following five years of employment with the Bank.

The Bank is also a party to Split Dollar Agreements with Mr. Bauer and Mr. Clark which provide for the payment of certain death benefits if the officer dies prior to termination of employment. The death benefit for Mr. Bauer is 85% of the net death proceeds (which is the amount remaining after deduction of the cash surrender value of the policies). Amounts not paid to the officers are retained by the Bank to fund its salary continuation obligations. The death benefit for Mr. Clark is 87% of the net death proceeds. While the officers remain employed by the Bank, these policies may be transferred or sold by the Bank only if the Bank gives the officers the opportunity to purchase the policies from the Bank. The purchase price is an amount equal to the cash surrender value of the policies.

In the case of disability prior to normal retirement or termination prior to retirement, other than for Cause, as defined in the Salary Continuation Agreements, the retirement benefit is reduced to the amount accrued by the Bank at the date of the event. Under these circumstances, the retirement benefit will begin the later of (i) seven months following termination of employment, or (ii) the month after the officer’s attainment of the retirement date noted above.

If Mr. Bauer or Mr. Clark while employed by the Bank, the Salary Continuation Agreements require the Bank to pay the officer’s beneficiary the accrued value of the retirement benefit plus the death benefit payable under the Split Dollar Agreements in a lump sum within 90 days of the officer’s death. If Mr. Hastings, Mr. Monroe or Ms. Andrews dies while employed by the Bank, the Salary Continuation Agreements require the Bank to pay the officer’s beneficiary the accrued value of the retirement benefit in a lump sum within 90 days of the officer’s death. If an officer dies while receiving benefits under a Salary Continuation Agreement, the Bank is required to pay the present value of any remaining benefit to the officer’s beneficiary in a lump sum within 90 days of the officer’s death.

No benefit will be payable under the agreements if: (i) the officer is terminated for Cause; (ii) the officer dies as a result of suicide or if the officer provides misstatements in any policy of insurance purchased by the Bank; (iii) the officer is removed, or the Bank is in default or is subject to regulatory restrictions, pursuant to Federal banking law; or (iv) the officer competes with the Bank during the two year period following termination of employment, other than following a change of control. The present value of the accumulated benefit under the Salary Continuation Agreements and the death benefit under the Split Dollar Agreements qualify as accrued compensation under Treasury regulations and would be payable while the Treasury holds an investment in the Company’s preferred stock.

The definition of a change of control under the Salary Continuation Agreements is the same as discussed above under “Employment Agreements.” If a change in control occurs while the executive is employed by the Bank (and assuming the Company repaid the Treasury investment in the prior calendar year), the Bank would be required to pay a retirement benefit under the Salary Continuation Agreement in one lump sum within ten days following a change of control of the Company. Under these assumptions, the present value of the full retirement benefit would be payable to Mr. Bauer. For Mr. Clark, the retirement benefit would be the sum of the accrued value of the retirement benefit plus one half of the difference between the accrued value of the benefit and the full benefit. For Mr. Hastings, Mr. Monroe, and Ms. Andrews, the retirement benefit under these assumptions would be the accrued value of the retirement benefit. If any officer is receiving benefits under a Salary Continuation Agreement under these assumptions, the present value of the remaining unpaid retirement benefit must be paid in a lump sum within ten days following a change of control.

However, if a change in control occurs before the Treasury investment has been repaid, the named executive officers would receive only the accrued benefit, which would be paid at the officer’s retirement date as stated in the Salary Continuation Agreement.

If any change of control payments would cause the imposition of excise taxes on Mr. Bauer or Mr. Clark under Section 280G and Section 4999 of the Code, the Salary Continuation Agreements require that the officer must be reimbursed an additional amount necessary to compensate the officer for any applicable excise tax payments, net of all income, payroll, and excise taxes. However, while the Treasury holds an investment in the preferred stock of the Company, the Company is prohibited from paying the executives any reimbursements for any applicable excise tax payments.

The Salary Continuation Agreements also provide for the Bank to reimburse up to $500,000 in legal fees for Mr. Bauer and Mr. Clark and up to $250,000 in legal fees for Mr. Hastings, Mr. Monroe, and Ms. Andrews if the officer is required to seek legal advice to enforce his rights under the Salary Continuation Agreement following a change of control. This benefit is in addition to any legal fee reimbursement provided under the employment agreements.

Post-Employment Benefits. Provided that the named executive officer exercises any vested stock options held by the officer on or before the final date of employment, the officer will be able to realize gain on the difference between the exercise price and the fair market value of the stock options. See “Outstanding Equity Awards at Fiscal Year-End” above for a listing of each officer’s stock option holdings. Based upon the fair market value of the Company’s common stock as of December 31, 2011, no officer would have any gain since the market value of the common stock was less than the exercise price on any of the options held by the officer.

As discussed above, while the Treasury holds an investment in the preferred stock of the Company, federal law and Treasury regulations prohibit the Bank from making certain payments to the named executive officers even though the payments are required by various contractual agreements with those officers. For that reason, the following descriptions will summarize the payments that the Bank would expect to make while the Treasury holds an investment in the Company’s preferred stock and the payments that the Bank would expect to make once the Treasury no longer holds an investment in the Company’s preferred stock.

Potential Payments Upon Termination Other Than for Cause while the Treasury holds an investment in our preferred stock. In the event any named executive officer’s employment is terminated by the employer for any reason other than Cause, the officers will remain eligible for the salary continuation benefits and nonqualified deferred compensation benefits under our various plans in which they participate. The vested accrued benefits under those plans are payable upon attainment of the retirement date noted above. These benefits qualify as accrued compensation under the Treasury’s regulations and would be payable while the Treasury holds an investment in our preferred stock. Mr. Bauer, Mr. Clark, Mr. Monroe and Ms. Andrews are fully vested in those benefits. Mr. Hastings will not be fully vested until the completion of five years of service. Upon termination due to disability, Mr. Hastings will be vested in the accrued retirement benefit and the Treasury regulations permit acceleration in the event of disability. As of December 31, 2011, if Mr. Bauer, Mr. Clark, Mr. Monroe or Ms. Andrews terminated employment due to disability or for reasons other than death, disability, or termination for Cause, the estimated annual retirement benefit under the Salary Continuation Agreements would have been $75,344 for Mr. Bauer, $17,609 for Mr. Clark, $17,917 for Mr. Monroe and $25,744 for Ms. Andrews. As of December 31, 2011, if Mr. Hastings terminated employment due to disability, the estimated annual retirement benefit under their Salary Continuation Agreements would have been $11,009 for Mr. Hastings. The retirement benefit is forfeited if the officer competes with the Bank during the two year period following termination of employment, except following a change of control.

Under the Treasury regulations, only payments that qualify as accrued compensation or for current services are permitted, so in the event the employment of Mr. Bauer, Mr. Clark, Mr. Hastings, Mr. Monroe or Ms. Andrews is terminated by the employer for any reason, no further payments would be due to the officers under their Officer Agreements.

Potential Payments Upon Termination Other Than for Cause once the Treasury no longer holds an investment in our preferred stock. In the event any named executive officer’s employment is terminated by the employer for any reason other than Cause, the officers will be entitled to the salary continuation benefits and nonqualified deferred compensation benefits described above under “Potential Payments Upon Termination Other Than for Cause while the Treasury holds an investment in our preferred stock.”

In addition, once the Treasury no longer holds an investment in our preferred stock, in the event either the employment of Mr. Bauer, Mr. Clark, Mr. Hastings or Ms. Andrews is terminated by the employer for any reason other than Cause, or in the event any officer terminates his employment due to a Good Reason Termination (defined above under “Employment Agreements”), the employer will be required by the Officer Agreements to pay the officer’s base salary for the remaining term of the employment agreement and continue all insurance and medical benefits for the remaining term of the employment agreement or until the officer is reemployed or dies. Also, any remaining policy premiums on Mr. Bauer’s long-term care insurance (owned exclusively by Mr. Bauer) must be paid in full and the life insurance providing a death benefit of no less than $500,000 must be transferred to Mr. Bauer. No benefits are owed upon termination for Cause. Termination for Cause includes termination because of the Officer's intentional act of fraud, embezzlement, or theft, gross negligence or gross neglect of his duties, intentional wrongful damage to the business or property of the employer, breach of fiduciary duties as an officer or director, material breach of any provision of the Officer Agreement, removal of the officer from office or permanent prohibition from participating in the Bank’s affairs by an order issued by a bank regulator, conviction of the officer for or plea of nolo contendere to a felony or conviction of or plea of nolo contendere to a misdemeanor involving moral turpitude, or the actual incarceration of the officer. Assuming the Treasury no longer held an investment in our preferred stock and assuming that their insurance and medical benefits would continue for the remaining term of each officer’s employment agreement, as of January 1, 2012, the estimated cost to the Company to terminate the employment agreements without Cause, or if each officer terminated his employment due to a Good Reason Termination, would have been approximately $1,133,634 for Mr. Bauer, approximately $755,620 for Mr. Clark, approximately $561,281 for Mr. Hastings, and approximately $553,619 for Ms. Andrews.

Mr. Monroe’s employment agreement provides that the Bank must pay his base salary for the remaining term of his employment agreement in the event that his employment is terminated by the employer for any reason other than Cause, which would include personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of his employment agreement. The estimated cost to the Company to terminate the Monroe agreement without Cause as of January 1, 2012, assuming the Treasury no longer held an investment in our preferred stock, would have been approximately $338,740.

Potential Payments Upon a Change of Control while the Treasury holds an investment in our preferred stock. Upon the occurrence of a change of control, certain payments must be made to the named executive officers pursuant to their Salary Continuation Agreements. Provided those payments are limited to the accrued benefit described above under “Potential Payments Upon Termination Other Than for Cause while the Treasury holds an investment in our preferred stock,” they will qualify as accrued compensation and will be payable while the Treasury holds an investment in the preferred stock of the Company. Treasury regulations prohibit any payments under the Officer Agreements other than for accrued benefits or current services while the Treasury holds an investment in our preferred stock, so in the event of a change in control of the Company, no further payments would be due to Mr. Bauer, Mr. Clark, Mr. Hastings, Mr. Monroe or Ms. Andrews under their Officer Agreements even if the officer’s employment is terminated.

Potential Payments Upon a Change of Control once the Treasury no longer holds an investment in our preferred stock. Upon the occurrence of a change of control after the Treasury no longer holds an investment in our preferred stock, certain payments must be made to the named executive officers pursuant to their Salary Continuation Agreements and to Mr. Bauer and Mr. Clark pursuant to their employment agreements. Upon the occurrence of certain events following a change of control, Mr. Hastings, Mr. Monroe and Ms. Andrews are also entitled to certain payments pursuant to their employment agreements. A "change of control" is defined in the same manner under both their Officer Agreements and their Salary Continuation Agreements and is discussed above under “Employment Agreements.”

Upon a change of control after the Treasury no longer holds an investment in our preferred stock, the present value of the full retirement benefit pursuant to his Salary Continuation Agreement is payable to Mr. Bauer. For Mr. Clark, the retirement benefit pursuant to his Salary Continuation Agreement after the Treasury no longer holds an investment in our preferred stock is the sum of the accrued value of the retirement benefit plus one half of the difference between the accrued value of the benefit and the full benefit and it is payable upon a change of control. If the change of control payments would cause the imposition of excise taxes on either officer under Section 280G and Section 4999 of the Code, the Salary Continuation Agreements require that the officer must be reimbursed an additional amount necessary to compensate the officer for any applicable excise tax payments, net of all income, payroll, and excise taxes. Upon a change of control (regardless of whether the Treasury investment has been repaid), Mr. Hastings, Mr. Monroe and Ms. Andrews will be entitled to the vested accrued value of the retirement benefit pursuant to their Salary Continuation Agreements.

Pursuant to the Officer Agreements, after the Treasury no longer holds an investment in our preferred stock, the Company has agreed to pay Mr. Bauer, Mr. Clark, Mr. Hastings and Ms. Andrews a lump sum payment equal to three times the officer’s base salary during the year in which the change of control occurs plus the incentive compensation paid in the previous year. For Mr. Hastings and Ms. Andrews, this payment is due only following the occurrence of certain events, which include a reduction in salary or benefits, a reduction in responsibility or status, a material breach of the employment agreement, or a relocation of the Bank’s principal headquarters to a location more than a certain distance from its then current location.

If this change in control payment is due and the Treasury no longer holds an investment in our preferred stock, the Company is also required to continue all insurance and medical benefits under the officer’s employment agreement for the remaining term of the agreement or until the officer is reemployed or dies, to fully vest the officer in all benefit plans of the employer, and to make matching and profit sharing payments under the Company’s 401(k) plan for that plan year.

Therefore, assuming the Treasury no longer held an investment in our preferred stock, the estimated cost to the Company in the event of a change of control as of January 1, 2012 pursuant to the employment agreements and Salary Continuation Agreements would have been approximately $2,622,297 on behalf of Mr. Bauer, approximately $1,366,220 on behalf of Mr. Clark, and approximately $798,402 on behalf of Ms. Andrews (assuming for Ms. Andrews that one of the stated events occurred following the change in control). Mr. Hastings became vested in this change of control benefit pursuant to his Salary Continuation Agreement on January 28, 2011. Assuming one of the stated events occurred following a change in control on January 1, 2012, Mr. Hastings would have been entitled to approximately $706,626 pursuant to his employment agreement (assuming the Treasury no longer held an investment in our preferred stock). In addition, if any of these officers is required to seek legal advice to enforce his rights under the agreements following a change of control, the Company is required to reimburse up to $500,000 of their legal fees for Mr. Bauer and Mr. Clark under both the Salary Continuation and Officer Agreements (total of $1.0 million each for Mr. Bauer and Mr. Clark) and up to $200,000 for Mr. Hastings and Ms. Andrews under their employment agreements and up to $250,000 under their Salary Continuation Agreements (total of $450,000 each for Mr. Hastings and Ms. Andrews).

Mr. Monroe became vested in the change of control benefit to his Salary Continuation Agreement on April 15, 2010. If Mr. Monroe is required to seek legal advice to enforce his rights under the Salary Continuation Agreement, the Company is required to reimburse up to $250,000 of Mr. Monroe’s legal fees. Once the Treasury no longer held an investment in our preferred stock, the Monroe agreement provides that the Bank must pay him an amount equal to twice his “base amount” as defined in Section 280G of the Code upon the occurrence of certain events constituting termination of employment within twenty-four months following a change in control. Mr. Monroe has the right to terminate his employment if he determines, in his sole discretion, that he has not been assigned duties, responsibilities and status commensurate with his duties prior to the change of control, his salary has been reduced below the amount he would have received under the Officer Agreement, his benefits have been reduced or eliminated, or he has been transferred to a location which is a more than 35 miles from his then current principal work location. Assuming the Treasury no longer held an investment in our preferred stock, as of January 1, 2012, the estimated cost to the Company pursuant to Mr. Monroe’s employment salary continuation agreement and to terminate the Monroe agreement following a change of control would have been approximately $587,771.

Item 12. Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP OF SECURITIES

No shareholder reported holding a beneficial ownership interest of more than five percent of the Shares as of December 31, 2011 (as reported in filings with the Securities and Exchange Commission).

The following table shows, as of December 31, 2011, the number of shares of common stock owned by each director and principal officer and by all directors and principal officers of the Company as a group:

		Percentage of
	Shares	Common
	Currently	Stock Owned
Beneficial owner (position)	Owned (1)	(2)
Merle B. Andrews (Executive Vice President and Senior Operating Officer)	47,305	*
F. Scott Bauer (President and CEO) (3)	271,296	1.6%
Edward T. Brown (Director)	325,525	1.9%
James G. Chrysson (Vice Chairman and Director)	135,217	*
Jeff T. Clark (First Executive Vice President)	88,420	*
James O. Frye (Director)	59,642	*
Matthew G. Gallins (Lead Independent Director)	102,488	*
Beverly Hubbard Godfrey (Director) (4)	18,466	*
James Hastings (Executive Vice President and CFO)	30,974	*
Lynn L. Lane (Director)	22,735	*
H. Lee Merritt, Jr. (Director)	20,352	*
James C. Monroe, Jr. (Senior Vice President and Treasurer)	31,178	*
Stephen L. Robertson (Director)	14,200	*
W. Samuel Smoak (Director)	24,000	*
William G. Ward, Sr., M.D. (Chairman and Director)	147,751	*
Directors and principal officers as a group (15 persons)	1,339,549	7.8%

*	Owns less than one percent of the outstanding common stock.

(1)	This column includes the number of shares of common stock capable of being issued within 60 days of December 31, 2011, upon the exercise of stock options held by the named individual. For each director and principal officer listed above, the beneficial ownership includes the following number of shares of common stock that are issuable upon exercise of options that are exercisable within 60 days of December 31, 2011: Ms. Andrews – 10,000; Mr. Bauer – 24,000; Mr. Brown – 10,000; Mr. Chrysson – 10,000; Mr. Clark – 31,750; Mr. Frye – 50,000; Mr. Gallins – 10,000; Ms. Godfrey – 15,000; Mr. Hastings – 10,000; Ms. Lane – 15,000; Mr. Merritt – 10,000; Mr. Monroe – 10,000; Mr. Robertson – 9,000; Mr. Smoak – 15,000; Dr. Ward – 10,000; and principal officers and directors as a group – 239,750. To the Company's knowledge, each person has sole voting and investment power over the securities shown as beneficially owned by such person, except for the following shares of common stock which the individual indicates that he or she shares voting and/or investment power: Mr. Bauer – 135,668; Mr. Brown – 162,209; Mr. Gallins – 33,072; Ms. Godfrey – 3,266; Ms. Lane – 6,435; Mr. Monroe – 3,624; Dr. Ward – 40,318; and directors and principal officers as a group – 384,592.

(2)	The ownership percentage of each individual is calculated based on the total of 16,827,075 shares of common stock issued and outstanding at December 31, 2011, plus the number of shares that can be issued to that individual within 60 days of December 31, 2011 upon the exercise of stock options held by the individual. The ownership percentage of the group is based on the total shares outstanding plus the number of shares that can be issued to the entire group within 60 days of December 31, 2011 upon the exercise of all stock options held by the group for an aggregate of 17,056,825 shares then outstanding.

(3)	Mr. Bauer pledged 135,668 shares as security for a loan.

(4)	Ms. Godfrey retired from the Board of Directors on February 10, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Company Transactions with Directors and Officers

In 2011, the Company’s principal subsidiary, Southern Community Bank and Trust, has had, and expects to have in the future, transactions in the ordinary course of the Bank’s business with directors, principal officers and their associates. All transactions with directors, principal officers and their associates were made in the ordinary course of the Bank’s business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable loans with persons not related to the Company, and have not involved more than normal risks of collectability or presented other unfavorable features.

As required by the rules of Nasdaq, the Company conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by the Company’s Audit Committee. For purposes of this review, related party transactions include all transactions that are required to be disclosed pursuant to SEC regulations. In addition to the rules of Nasdaq and the related SEC regulations, the Company’s ethics policy prohibits executive officers and directors from engaging in transactions when there is a conflict with their duty to protect the Company’s interest that will lead to any personal gain or benefit.

Director Independence. Other than James O. Frye, the Company’s Executive Vice President until his retirement on December 31, 2004, all of the members of the Board satisfy the independence requirements as stated in the rules of The Nasdaq Stock Market LLC (“Nasdaq”). Gallins Foods, Inc., for which Matthew G. Gallins, a director of the Company, serves as Chairman and Secretary, provided beverage supplies to the Company, but the payments for those services did not exceed the safe harbor amounts of the independence standards in the rules of Nasdaq. Coldwell Banker Triad Realtors, for which Beverly H. Godfrey, a director of the Company, serves as President and Chief Executive Officer, was paid commissions for real estate listing and selling services, but the payments for those services did not exceed the safe harbor amounts of the independence standards in the rules of Nasdaq.

Committees of the Board of Directors

The Board has established the committees described below.

•	Executive Committee. The Executive Committee, between Board meetings and subject to such limitations as may be required by law or imposed by Board resolution, may exercise all of the Board's authority. Two Executive Committee meetings were held in 2011 (one in January and one in February). During the first eleven months of 2011, the members of the Executive Committee were directors F. Scott Bauer (Chair), Edward T. Brown, James G. Chrysson, Matthew G. Gallins, and Dr. William G. Ward, Sr. In December 2011, Dr. Ward succeeded Mr. Bauer as Chair of this Committee and Chairman of the Board of Directors when Mr. Bauer stepped down from his director position.

•	Audit Committee. As outlined in the Audit Committee Charter (which is available on the Company’s corporate website located at www.smallenoughtocare.com), the Audit Committee is responsible for ensuring that the Board receives objective information regarding Company policies, procedures, and activities with respect to auditing, accounting, internal accounting controls, financial reporting, and such other Company activities as the Board may direct. All of the members of the Audit Committee satisfy the audit committee independence requirements stated in the rules of Nasdaq. The Audit Committee held ten meetings during 2011. Please refer to the Audit Committee report below. During 2011, the members of the Audit Committee were directors Edward T. Brown, Matthew G. Gallins, Lynn L. Lane (Chair), Stephen L. Robertson and W. Samuel Smoak (Vice Chair). Directors Lynn L. Lane, Stephen L. Robertson and W. Samuel Smoak currently serve as the Audit Committee Financial Experts. The qualifications of each to serve as Audit Committee Financial Experts are listed above under “Directors” and “Nominees”.

•	Director’s Committee. As required under the provisions of the Consent Order between the Bank and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (“Consent Order”), the Director’s Committee is responsible for the Bank’s compliance with the provisions of the Consent Order. The Director’s Committee held eleven meetings during 2011. During 2011, the members of the Director’s Committee were directors Edward T. Brown, Matthew G. Gallins, Lynn L. Lane (Chair), Stephen L. Robertson and W. Samuel Smoak.

•	Nominating and Compensation Committee. The Nominating and Compensation Committee performs the dual roles of: (i) identifying individuals qualified to become Board members; and (ii) determining the compensation of the executive officers of the Company and providing oversight to the employee benefit plans for the Company. The Committee’s nominating functions include, among other things, identifying the names of persons to be considered for nomination and election by the Company’s shareholders and, as necessary, recommending to the Board the names of persons to be appointed to the Board to fill vacancies as they occur between annual shareholder meetings. In identifying prospects for the Board, the Committee will consider individuals recommended by shareholders. Names and resumes of nominees should be forwarded to the Corporate Secretary who will submit them to the Committee for consideration. See “Director Nominations” below. The Committee’s compensation functions include establishing the annual compensation, including salary, stock option plans, incentive compensation and other benefits for senior management and providing oversight for the employee benefit plans for the Company’s other employees. The charter for the Nominating and Compensation Committee is available on the Company’s corporate website at http://www.smallenoughtocare.com. As required by its Charter, each member of the Committee satisfies the independence requirements for serving on a nominating or compensation committee as established by the rules of Nasdaq. The Nominating and Compensation Committee held six meetings during 2011. During 2011, the members of the Nominating and Compensation Committee were directors Edward T. Brown, James G. Chrysson (Chair), Lynn L. Lane (Vice Chair), H. Lee Merritt, Jr., Stephen L. Robertson and Dr. William G. Ward, Sr.

•	Other standing committees. The Board has approved three additional standing committees to which certain responsibilities have been delegated. They are the Investment Committee, the Board Loan Committee and the Trust Committee.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The following table sets forth the aggregate fees billed or expected to be billed to the Company by Dixon Hughes Goodman LLP for professional services rendered for the years ended December 31, 2011 and 2010.

	For the Years Ended
	December 31,
	2011	2010
Audit fees (1)	$256,200	$235,700
Audit-related fees (2)	18,000	17,000
Tax fees	19,000	12,500
All other fees	13,650	10,350
Total	$306,850	$275,550

(1)	Includes costs incurred for the audit of the Company’s annual financial statements, review of the Company’s interim financial statements, issuance of consents and FDICIA attest services for 2011 and 2010.

(2)	Includes costs incurred in the audit of the employee 401(k) plan.

In accordance with its Audit Committee Charter, the Company’s Audit Committee must approve in advance any audit and permissible non-audit services provided by the Company’s independent auditors and the fees charged. The Audit Committee Charter also permits the Audit Committee to delegate to one or more designated members of the Committee the authority to grant pre-approvals of permissible non-audit services. The Audit Committee has delegated this authority to its Chair and Vice-Chair.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) No financial statements or schedules are filed with this report on Form 10-K/A.

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 3.2:	Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit 3.3:	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 4.1:	Specimen certificate for Common Stock of Southern Community Financial Corporation (incorporated by reference from Exhibit 4 to the Current Report on Form 8-K dated October 1, 2001)

Exhibit 4.2:	Form of 7.95% Junior Subordinated Debenture (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-3 dated September 26, 2003, Registration No. 333-109167 (the “S-3 Registration Statement”))

Exhibit 4.3:	Form of Certificate for 7.95% Trust Preferred Security of Southern Community Capital Trust II (incorporated by reference from Exhibit 4.6 to the S-3 Registration Statement)

Exhibit 10.1:	1997 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.1 to Amendment Number One to the Registration Statement on Form S-2 dated January 10, 2002, Registration Number 333-74084 (the “Amended S-2 Registration Statement”))

Exhibit 10.2:	1997 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.2 to the Amended S-2 Registration Statement)

Exhibit 10.3:	2002 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”))

Exhibit 10.4:	2002 Non-Statutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 10.8 to the 2003 Annual Report)

Exhibit 10.5:	Indenture with respect to the Company’s 7.95% Junior Subordinated Debentures (incorporated by reference from Exhibit 10.9 to the 2003 Annual Report)

Exhibit 10.6:	Amended and Restated Trust Agreement of Southern Community Capital Trust II (incorporated by reference from Exhibit 10.10 to the 2003 Annual Report)

Exhibit 10.7:	Guarantee Agreement for Southern Community Capital Trust II (incorporated by reference from Exhibit 10.11 to the 2003 Annual Report)

Exhibit 10.8:	Agreement as to Expenses and Liabilities with respect to Southern Community Capital Trust II (incorporated by reference from Exhibit 10.12 to the 2003 Annual Report)

Exhibit 10.9:	2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to the 2003 Annual Report)

Exhibit 10.10:	The Community Bank Amended and Restated Stock Option Plan for Key Employees (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114997)

Exhibit 10.11:	2001 Incentive Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114993)

Exhibit 10.12:	2001 Stock Option Plan for Directors of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated April 29, 2004, Registration Number 333-114991)

Exhibit 10.13:	2006 Nonstatutory Stock Option Plan of Southern Community Financial Corporation (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 dated November 11, 2006, Registration Number 333-138601)

Exhibit 10.14:	Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“2006 First Quarter Form 10-Q”))

Exhibit 10.15:	Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2006 First Quarter Form 10-Q)

Exhibit 10.16:	Amended & Restated Salary Continuation Agreement of F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“2007 First Quarter Form 10-Q”))

Exhibit 10.17:	Amended & Restated Salary Continuation Agreement of Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 First Quarter Form 10-Q)

Exhibit 10.18:	Employment Agreement with James C. Monroe, Jr. (incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 2007)

Exhibit 10.19:	Amendment Number One to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (“2007 Third Quarter Form 10-Q”))

Exhibit 10.20:	Amendment Number One to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.2 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.21:	Amendment Number One to Employment agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.3 to the 2007 Third Quarter Form 10-Q)

Exhibit 10.22:	Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.23:	Amendment Number One to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.24:	Addendum A to Split Dollar Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.25:	Addendum A to Split Dollar Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit 10.26:	Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.1 to the Current report on Form 8-K dated June 17, 2008)

Exhibit 10.27:	Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.2 to the Current report on Form 8-K dated June 17, 2008)

Exhibit 10.28:	Waiver Agreement and Acknowledgement with F. Scott Bauer (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2008 the “2008 Annual Report”)

Exhibit 10.29	Waiver Agreement and Acknowledgement with Jeffrey T. Clark (incorporated by reference from Exhibit 10.29 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.30	Waiver Agreement and Acknowledgement with Robert L. Davis, Jr. (incorporated by reference from Exhibit 10.30 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.31	Waiver Agreement and Acknowledgement with James Hastings (incorporated by reference from Exhibit 10.31 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.32	Waiver Agreement and Acknowledgement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.32 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.33:	Amendment Number Two to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.33 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.34:	Amendment Number One to Amended and Restated Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.34 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.35:	Amendment Number One to Amended and Restated Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.35 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.36:	Amendment Number One to Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.36 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.37:	Amendment Number One to Employment Agreement with James Hastings (incorporated by reference from Exhibit 10.37 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.38:	Amendment Number Two to Employment Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.38 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.39:	Amendment Number Two to Employment Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.39 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.40:	Amendment Number One to Salary Continuation Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.40 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.41:	Amendment Number Two to Employment Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.41 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.42:	Amendment Number Two to Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.42 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.43:	Amendment Number Three to Employment Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.43 to the 2008 Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit 10.44:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with F. Scott Bauer (incorporated by reference from Exhibit 10.44 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.45:	Amendment Number Two to the Amended & Restated Salary Continuation Agreement with Jeff T. Clark (incorporated by reference from Exhibit 10.45 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.46:	Amendment Number Two to the Salary Continuation Agreement with James Hastings (incorporated by reference from Exhibit 10.46 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.47:	Amendment Number Three to the Salary Continuation Agreement with James C. Monroe, Jr. (incorporated by reference from Exhibit 10.47 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.48:	Amendment Number Two to the Salary Continuation Agreement with Robert L. Davis (incorporated by reference from Exhibit 10.48 to the 2010 Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit 10.49:	Stipulation to the Issuance of a Consent Order Dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2011)

Exhibit 10.50:	Consent Order dated February 16, 2011 by and between Southern Community Bank and Trust, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2011)

Exhibit 10.51:	Written Agreement dated June 23, 2011 by and between Southern Community Financial Corporation and the Federal Reserve Bank (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2011)

Exhibit 10.52:	Employment Agreement with Merle B. Andrews (incorporated by reference from Exhibit 10.52 to the 2011 Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit 10.53:	Amendment Number One to Employment Agreement with Merle B. Andrews (incorporated by reference from Exhibit 10.53 to the 2011 Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit 10.54:	Salary Continuation Agreement with Merle B. Andrews (incorporated by reference from Exhibit 10.54 to the 2011 Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit 10.55:	Amendment Number One to Salary Continuation Agreement with Merle B. Andrews (incorporated by reference from Exhibit 10.55 to the 2011 Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer *

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
FINANCIAL CORPORATION

Date: April 4, 2012	By:	/s/ F, Scott Bauer
F. Scott Bauer
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ F. Scott Bauer	President and Chief Executive
F. Scott Bauer	Officer (principal executive officer)	April 4, 2012

/s/ James Hastings	Executive Vice President and Chief
James Hastings	Financial Officer (principal financial
	and accounting officer)	April 4, 2012

/s/ Edward T. Brown	Director
Edward T. Brown		April 4, 2012

/s/ James G. Chrysson	Director
James G. Chrysson		April 4, 2012

/s/ James O. Frye	Director
James O. Frye		April 4, 2012

/s/ Matthew G. Gallins	Director
Matthew G. Gallins		April 4, 2012

SIGNATURE	TITLE	DATE

/s/ Lynn L. Lane	Director
Lynn L. Lane		April 4, 2012

/s/ H. Lee Merritt, Jr.	Director
H. Lee Merritt, Jr.		April 4, 2012

/s/ Stephen L. Robertson	Director
Stephen L. Robertson		April 4, 2012

/s/ W. Samuel Smoak	Director
W. Samuel Smoak		April 4, 2012

/s/ William G. Ward, Sr., M.D.	Chairman of the Board	April 4, 2012
William G. Ward, Sr., M.D.	and Director

Page 36