Form 10-Q
period 2012-03-31
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2012-05-15
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2012 (the most recent practicable date), the registrant had outstanding 16,858,325 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	March 31, 2012 and December 31, 2011	20

	Consolidated Statements of Operations
	Three Months March 31, 2012 and 2011	21

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months March 31, 2012 and 2011	22

	Consolidated Statement of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2012	23

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2012 and 2011	24

	Notes to Consolidated Financial Statements	25

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4 -	Controls and Procedures	57

Part II.	Other Information

Item 1A -	Risk Factors	58

Item 6 -	Exhibits	58

Signatures		59

Part I. Financial Information

SElected financial data

	At or for the Quarter Ended						% Change March 31, 2012 from
	March 31,		December 31,		March 31,		December 31,	March 31,
	2012		2011		2011		2011	2011
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$15,845		$16,602		$18,699		(5)%	(15)
Interest expense	4,927		5,111		5,868		(4)	(16)
Net interest income	10,918		11,491		12,831		(5)	(15)
Provision for loan losses	2,900		3,400		4,100		(15)	(29)
Net interest income after provision for loan losses	8,018		8,091		8,731		(1)	(8)
Non-interest income	3,432		4,403		2,903		(22)	18
Non-interest expense	10,635		11,497		11,483		(7)	(7)
Income (loss) before income taxes	815		997		151		(18)	440
Income tax expense (benefit)	-		-		-		-	-
Net income (loss)	$815		$997		$151		(18)	440

Effective dividend on preferred stock	645		638		639
Net income (loss) available to common shareholders	$170		$359		$(488)

Net Income (Loss) Per Common Share:
Basic	$0.01		$0.02		$(0.03)
Diluted	0.01		0.02		(0.03)

Selected Performance Ratios:
Return on average assets	0.22%		0.26%		0.04%
Return on average equity	3.35%		4.02%		0.67%
Net interest margin (1)	3.17%		3.22%		3.42%
Efficiency ratio (2)	74.11%		72.34%		72.98%

Asset Quality Ratios:
Nonperforming loans to period-end loans	6.19%		7.13%		6.80%
Nonperforming assets to total assets (3)	5.46%		5.85%		6.04%
Net loan charge-offs to average loans outstanding (annualized)	1.22%		2.29%		2.19%
Allowance for loan losses to period-end loans	2.58%		2.53%		2.55%
Allowance for loan losses to nonperforming loans	0.42	X	0.36	X	0.38	X

Capital Ratios:
Total risk-based capital	14.49%		14.26%		12.62%
Tier 1 risk-based capital	11.99%		11.75%		10.15%
Leverage ratio	8.71%		8.47%		7.63%
Equity to assets ratio	6.59%		6.50%		5.73%

Balance Sheet Data (End of Period):
Total assets	1,501,395		1,502,578		1,603,880		-	(6)
Loans	931,345		950,022		1,083,468		(2)	(14)
Deposits	1,181,758		1,183,172		1,279,210		-	(8)
Short-term borrowings	62,145		33,629		21,965		85	183
Long-term borrowings	147,470		177,514		202,643		(17)	(27)
Stockholders’ equity	98,879		97,635		91,854		1	8

Other Data:
Weighted average shares
Basic	16,841,111		16,827,684		16,824,008
Diluted	16,907,425		16,891,910		16,824,008
Period end outstanding shares	16,859,825		16,827,075		16,838,125

Number of banking offices	22		22		22
Number of full-time equivalent employees	300		290		297

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

Capital Bank Financial Corp. Acquisition

On March 26, 2012, Southern Community Financial Corporation, Winston-Salem, N.C. (“Southern Community”) entered into an Agreement and Plan of Merger (the “Agreement”) with Capital Bank Financial Corp. (“CBF”) and Winston 23 Corporation (“Winston”), a wholly-owned subsidiary of CBF, pursuant to which Southern Community will merge with Winston and become a wholly-owned subsidiary of CBF (the “Merger”). The Agreement and the transactions contemplated by it has been approved by the Board of Directors of both CBF and Southern Community.

Capital Bank Financial Corp. is a national bank holding company that was incorporated in the State of Delaware in 2009. CBF has raised approximately $900 million of equity capital with the goal of creating a regional banking franchise in the southeastern region of the United States. CBF has previously invested in First National of the South, Metro Bank of Dade Country, Turnberry Bank, TIB Financial Corporation, Capital Bank Corporation and Green Bankshares, Inc. CBF is the parent of Capital Bank, N.A., a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout southern Florida and the Florida Keys, North Carolina, South Carolina, Tennessee and Virginia. CBF is also the parent company of Naples Capital Advisors, Inc., a registered investment advisor.

Subject to the terms and conditions set forth in the Agreement, each share of Southern Community Common Stock issued and outstanding at the effective time of the Merger (other than shares owned by Southern Community, CBF and certain of their subsidiaries) will be converted into the right to receive either $2.875 in cash or shares of CBF stock valued at $2.875, at a fixed exchange ratio (subject to certain adjustments). Southern Community shareholders may elect to receive their payment in cash or stock, subject to the requirement that the total consideration will consist of 40% cash and 60% stock. No fractional shares of CBF common stock will be issued in the Merger, with holders receiving cash (without interest) in lieu of fractional shares.

Each outstanding option to purchase shares of Southern Community common stock will be vested prior to the Merger and be paid in cash equal to the difference between the exercise price of the option and $2.875 and each share of Southern Community restricted stock will vest immediately prior to the Merger and all restrictions will immediately lapse. If holders of Southern Community Common Stock would be entitled to any fractional shares of CBF Common Stock, each holder who would otherwise have been entitled to a fraction of a share of CBF Common Stock shall be entitled to receive cash (without interest) in lieu of such fractional shares.

Southern Community shareholders will also be granted one non-transferable contingent value right (“CVR”) per share, with each CVR eligible to receive a cash payment equal to 75% of the excess, if any, of (i) $87 million over (ii) the amount of credit losses from Southern Community’s cumulative legacy loan portfolio and foreclosed assets for a period of five years from the closing date of the Merger, with a maximum payment of $1.30 per CVR. Payout of the CVR will be overseen by a special committee of the CBF Board. Southern Community shareholders may also receive an additional cash payment based on the terms of a potential repurchase by CBF of the securities issued by Southern Community to the United States Department of the Treasury.

Upon the closing of the Merger, Dr. William G. Ward, Sr., the Chairman of Southern Community’s Board of Directors, will join the Board of Directors of both CBF and its subsidiary bank (“Capital Bank”), and James G. Chrysson, the Vice Chairman of the Board of Southern Community, will join the Board of Capital Bank.

The obligations of Southern Community and CBF to consummate the merger are subject to certain conditions, including: (i) approval of the Merger by the shareholders of Southern Community; (ii) the effectiveness of CBF’s registration statement on Form S-1 filed in connection with the planned initial public offering of shares by CBF, and of a registration statement for the CBF common stock to be issued in the Merger; (iii) receipt of required regulatory approvals (and in CBF’s case, without the imposition of an unduly burdensome regulatory condition); (iv) the absence of any injunction or similar restraint enjoining or making illegal consummation of the Merger or any of the other transactions contemplated by the Agreement; (v) the continuing material truth and accuracy of representations and warranties made by the parties in the Agreement; and (vi) the performance in all material respects by each of the parties of its covenants under the Agreement. Some of these conditions may be waived by the party for whose benefit they were included in the Agreement. CBF’s obligation to close is subject to certain additional conditions, including the absence of a material adverse effect on Southern Community, the amendment or waiver of certain of Southern Community’s compensation-related agreements, and approval of the listing of the CBF common stock to be issued in the Merger.

The Agreement may be terminated, before or after receipt of shareholder approval, in certain circumstances, including: (i) upon the mutual consent of the parties; (ii) failure to obtain any required regulatory approval; (iii) by either party if the Merger is not consummated on or before September 26, 2012 if such failure is not caused by material breach of the Agreement; (iv) by either party if there is a material breach of the other party’s representations, warranties, or covenants, and the breach or change that is not cured within 30 days following notice by the complaining party to the complaining party’s reasonable satisfaction; (v) by CBF if Southern Community’s Board fails to recommend that shareholders approve the Agreement and the Merger, changes such recommendation or breaches certain non-solicitation covenants with respect to third party proposals; or (vi) by either party if the shareholders of Southern Community fail to approve the Agreement.

Under certain circumstances, Southern Community will be obligated to pay CBF a termination fee of $4 million and reimburse CBF up to $1 million for all expenses incurred by it in connection with the Agreement and the transactions contemplated thereby.

Regulatory Actions and Management’s Compliance Efforts

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

As previously reported, the Company suspended the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and the Company elected to defer the payment of quarterly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities. The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of March 31, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $3.2 million and $3.7 million, respectively.

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•	As of March 31, 2012, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by an amount (52%) exceeding its scheduled reduction of 35% at its second measurement point (by the one year anniversary of the Consent Order, February 25, 2012).

The process of responding to the provisions of the Consent Order is well underway. To date, management believes that the Company’s compliance efforts have been satisfactory and within the scheduled time frames. Compliance efforts remain ongoing.

Summary of First Quarter

Total assets decreased $961 thousand, or 0.1%, during the first quarter as loans continued to decline but at a much slower rate. Loans outstanding decreased $18.7 million, or 2.0%, as loan paydowns continued to exceed weak loan demand resulting from the prolonged economic downturn. The liquidity from the loan paydowns were held in overnight funds. The allowance for loan losses was virtually unchanged increasing $16 thousand, or 0.1%, to $24.2 million during the quarter as the specific allowance requirements increased $1.0 million to $2.6 million while the volume of impaired loans individually evaluated for impairment decreased $10.2 million. Foreclosed assets increased $4.2 million as the new foreclosed asset additions during the quarter of $5.3 million exceeded the $460 thousand in writedowns and $598 thousand in foreclosed assets sold. The investment securities portfolio decreased $3.9 million, or 1.0%, while overnight funds increased by $22.9 million during the quarter. Total deposits were $1.18 billion at March 31, 2012, a decrease of $1.4 million, or 0.1%, from December 31, 2011. The decrease in deposits was concentrated in time accounts which decreased $34.2 million sequentially; this decrease was offset by an increase of interest bearing transaction accounts of $23.4 million and $9.4 million in demand deposits. This decrease in time deposits consisted of $35.8 million in outflows of brokered deposits while customer certificates of deposit remained stable, increasing $1.6 million. Growth in our deposit relationships through our business development efforts, including the small business banking initiative was the predominant factor in growing our core (non-brokered) deposit levels. The increase in demand deposits and interest bearing transaction accounts combined with the decrease in higher cost brokered deposits minimized the five basis point decrease in the net interest margin for the quarter. We expect wholesale funding to continue to decrease as the Company seeks to grow its core deposits and not renew maturing brokered deposits. Borrowings decreased $1.5 million, or 0.7%, from the prior quarter due primarily to decreased customer repurchase agreement activity.

Net interest income decreased $573 thousand, or 5.0%, for the first quarter compared to the fourth quarter 2011. The interest rate environment remained stable in the first quarter as the Federal Reserve maintained the federal funds target rate consistent with the prior quarter and changes in LIBOR rates were relatively minor. Total interest income decreased $757 thousand, or 4.6%, while the cost of funds decreased $184 thousand, or 3.6%, compared to the previous quarter. The sequential decrease in interest income was attributable to a $28.4 million decrease in average loan balances and a 24 basis point decline in the earning asset yields due to the shift in the earning asset mix from loans into lower yielding investments and overnight funds. Interest expense declined primarily due to reduced cost of deposits as interest bearing deposit balances dropped significantly and the continued downward repricing of deposits. The net interest margin decreased five basis points to 3.17% compared to 3.22% for the linked quarter and decreased 25 basis points when compared to 3.42% for the first quarter of 2011. Management expects that interest margin compression will continue in the near future due to, among other factors, (i) more competitive pricing for loans, (ii) a continuation of current balance sheet trends in loan portfolio reduction and earning asset mix shift, and (iii) less impactful opportunities to reduce the cost of funds due to the low current interest rate structure of deposits.

The Company’s provision for loan losses of $2.9 million decreased from $3.4 million for the fourth quarter 2011 and decreased from $4.1 million for the first quarter of 2011. Net charge-offs of $2.9 million decreased $2.7 million compared to $5.6 million in the fourth quarter. Annualized net charge-offs decreased to 1.22% of average loans in first quarter 2012 from 2.29% of average loans for fourth quarter 2011 and year-over-year from 2.19% of average loans for the first quarter 2011. Nonperforming loans decreased to $57.9 million, or 6.19% of loans, at March 31, 2012 from $68.0 million, or 7.13% of loans, at December 31, 2011. Nonperforming assets decreased to $81.9 million, or 5.46% of total assets, at March 31, 2012 from $87.9 million, or 5.85% of total assets, at December 31, 2011. The allowance for loan losses of $24.2 million at March 31, 2012 represented 2.58% of total loans and 42% coverage of nonperforming loans at current quarter-end compared with 2.53% of total loans and 36% coverage of nonperforming loans at December 31, 2011. We believe the allowance is adequate for losses inherent in the loan portfolio at March 31, 2012.

Non-interest income of $3.4 million decreased $1.0 million, or 22.1%, compared to $4.4 million for the prior quarter and increased $529 thousand, or 18.2%, compared to $2.9 million for the first quarter of 2011. The major sequential changes in non-interest income were decreases of $1.5 million from gains on sale of investment securities and an increase of $675 thousand from Small Business Investment Corporation (SBIC) income. Furthermore, there were decreases in mortgage banking income of $72 thousand, service charges on deposit of $55 thousand and wealth management income of $46 thousand partially offset by an increase in other non-interest income of $47 thousand. The year-over-year increase of $529 thousand in non-interest income was primarily due to increased income from derivative activity of $690 thousand and an increase in SBIC income of $548 thousand; partially offsetting these year-over-year increases, there were significant year-over-year decreases of $681 thousand in gains on sale of investment securities and $126 thousand in service charges on deposit accounts.

Non-interest expense of $10.6 million in the first quarter of 2012 decreased $862 thousand, or 7.5%, from the prior quarter and decreased by $848 thousand, or 7.4%, compared with the year ago period. Linked quarter expense reductions were achieved in several categories with the largest reduction attributable to a $988 thousand decrease in foreclosed asset related expense. Non-interest expense decreased $848 thousand year-over-year primarily from decreases in professional services and FDIC assessments of $392 thousand and $382 thousand, respectively.

Financial Condition at March 31, 2012 and December 31, 2011

During the three month period ending March 31, 2012, total assets declined $961 thousand, or 0.1%, to $1.50 billion. The Company continued to emphasize improving the funding mix during this time of asset shrinkage from slow loan demand. A decrease of $18.7 million in loans was offset by an increase of $22.9 million in overnight funds and a decrease of $3.9 million in investment securities. Demand deposits increased $9.4 million during the three month period, reaching an all-time high of $144.9 million or 12.2% of total deposits. Money market, NOW and savings accounts increased $23.4 million. Time deposits decreased $34.2 million a result of $35.8 million in brokered deposits not being renewed, while customer time deposits increased $1.6 million. The investment portfolio decreased $3.9 million, or 1.0%, from the December 31, 2011 level. The mix of investments changed with increases of $8.6 million in trust preferred securities and $3.5 million in residential mortgage-backed securities offset by decreases of $10.9 million in US Government Agencies, $2.9 million in other asset-backed securities, $2.1 million in municipals and $144 thousand in other securities.

Total loans decreased $18.7 million, or 2.0%, during the three month period with decreases in the following major categories: $7.3 million, or 4.2%, in consumer loans, $4.5 million, or 1.2%, in commercial real estate loans, $3.0 million, or 3.5%, in commercial and industrial loans, $2.2 million or 5.0%, in residential lots and $3.6 million in other loans. Commercial lines of credit increased $1.9 million or 4.3% during the quarter. Although loans outstanding decreased during the period largely as a result of problem loan remediation, the amount of the decrease was much less than in prior quarters due to some improvement in new loan volume for the quarter. For the first quarter 2012, the allowance remained virtually unchanged increasing $16 thousand with a provision of $2.9 million and net charge-offs of $2.9 million. Net charge-offs decreased from the fourth quarter total of $5.6 million while the provision decreased due to factors discussed in the Asset Quality section below. The reduced amount of provision and charge-offs during the first quarter reflected moderating economic conditions and continued improving trends in the Company’s asset quality.

At March 31, 2012, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.71%, 11.99% and 14.49%, respectively. As of March 31, 2012, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.36%, 12.90% and 14.16%, respectively. Our capital position remains in excess of our required regulatory capital ratios, including the capital requirements pursuant to the Consent Order. See Note 8 to the financial statements for an update on compliance with the Consent Order. Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase. Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years. Such matters could result in a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions. While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis. Although raising additional capital has been considered and discussed in recent filings, the pending merger with Capital Bank discussed above has minimized the need to seek other sources of capital in the near future. At March 31, 2012, our stockholders’ equity totaled $98.9 million, an increase of $1.2 million compared to December 31, 2011. The increase is primarily the result of $815 thousand in net income and $443 thousand in unrealized gains on securities available for sale.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income (Loss). Our net income from operations of $815 thousand and our net available to common shareholders of $170 thousand for the three months ended March 31, 2012 improved $664 thousand and $658 thousand, respectively, from the same three month period in 2011. Net income per share available to common shareholders was $0.01 per share, both basic and diluted, for the three months ended March 31, 2012 as compared with a $0.03 loss per share, both basic and diluted, for the same period in 2011. Net interest income for the first quarter of 2012 was $10.9 million, down from $12.8 million, or a decrease of 14.9% compared with the first quarter 2011, primarily due to a $134.5 million decrease in the average balance of interest earning assets. The net interest margin of 3.17% declined 25 basis points from the year ago period. The shift in the mix of earning assets from loans to lower yielding investments and overnight funds and the decreased loan yields due to pricing competition were the main influences on net interest income. The yield on interest earning assets decreased 39 basis points year-over-year while the cost of funds decreased only ten basis points. Due to the current unusually low interest rate environment, management’s ability to continue to reprice downward our deposits to achieve a meaningful reduction in our cost of funds is limited. The primary factor for improving our profitability in the first quarter 2012 was the reduced level of asset quality costs, including a provision for loan losses of $2.9 million compared to $4.1 million for the first quarter of 2011. Non-interest income was $3.4 million during the first quarter of 2012, which represents an increase of 18.2% from non-interest income of $2.9 million reported in the comparable period in 2011. Non-interest expense declined $848 thousand year-over-year with reductions in professional fees and FDIC assessments as significant factors.

Net Interest Income. During the three months ended March 31, 2012, our net interest income was $10.9 million, a decrease of $1.9 million, or 14.9%, over the first quarter 2011. Interest income decreased $2.9 million from the reduced level of interest earning assets. This reduction in our interest income exceeded the $941 thousand decrease in interest expense from reduced interest bearing deposit volume and repricing of deposits.

The average yield on interest-earning assets in the first quarter of 2012 decreased 39 basis points to 4.60% compared to the first quarter 2011 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities. The lower interest rate environment has also impacted our funding costs. Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature. Over the past year, management repriced all of our deposits downward to continue to lower our funding cost while remaining competitive, although reducing rates in the most recent quarter has been difficult as rates have reached extremely low levels. Our cost of average interest bearing liabilities for the first quarter of 2012 decreased ten basis points to 1.59% compared to the first quarter of 2011. For the first quarter 2012, our net interest margin of 3.17% decreased 25 basis points from 3.42% for the first quarter of 2011.

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

	Three Months			Three Months
	Ended March 31, 2012			Ended March 31, 2011
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$947,319	$13,216	5.61%	$1,111,697	$15,513	5.66%
Investment securities available for sale	364,469	2,037	2.25%	312,507	2,563	3.33%
Investment securities held to maturity	47,017	577	4.94%	45,697	549	4.87%
Federal funds sold and overnight deposits	27,369	15	0.22%	50,763	74	0.59%

Total interest earning assets	1,386,174	15,845	4.60%	1,520,664	18,699	4.99%
Other assets	104,992			110,311
Total assets	$1,491,166			$1,630,975

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$481,843	$515	0.43%	$541,358	$880	0.66%
Time deposits greater than $100K	217,893	606	1.12%	208,809	573	1.11%
Other time deposits	336,122	1,561	1.87%	434,297	2,170	2.03%
Short-term borrowings	60,776	412	2.73%	23,078	78	1.37%
Long-term borrowings	149,902	1,834	4.92%	200,436	2,167	4.38%

Total interest bearing liabilities	1,246,536	4,928	1.59%	1,407,978	5,868	1.69%

Demand deposits	135,529			121,691
Other liabilities	11,199			9,348
Stockholders' equity	97,902			91,958

Total liabilities and stockholders' equity	$1,491,166			$1,630,975

Net interest income and net interest spread		$10,917	3.01%		$12,831	3.30%
Net interest margin			3.17%			3.42. %
Ratio of average interest-earning assets to average interest-bearing liabilities	111.20%			108.00%

Provision for Loan Losses. The Company recorded a $2.9 million provision for loan losses for the quarter ended March 31, 2012, representing a decrease of $1.2 million from the $4.1 million provision for the first quarter of 2011. The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period. The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality” below. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.22% for the quarter ended March 31, 2012, compared with 2.19% for the quarter ended March 31, 2011.

Non-Interest Income. For the three months ended March 31, 2012, non-interest income increased $529 thousand, or 18.2%, to $3.4 million from $2.9 million for the same period in 2011 primarily as a result of increased SBIC income of $548 thousand and derivative market valuation adjustments of $690 thousand. Insufficient fund, or NSF, charges continued their trend decreasing $168 thousand based on a reduction in transaction volumes as other service charges, primarily debit card charges, increased $42 thousand based on the increase in debit card transaction volume. Gains from sales of investment securities decreased $681 thousand as part of normal balance sheet management. Both mortgage banking income and wealth management fees increased by $42 thousand from increased customer activity and sales volumes.

Non-Interest Expense. For the three months ended March 31, 2012, non-interest expenses decreased $848 thousand or 7.4%, over the same period in 2011 primarily due to decreases in legal and professional fees and FDIC deposit insurance premiums and occupancy and equipment expense. These expenses reductions were partially offset by reduced gains on sales of foreclosed properties. The reduction in legal and professional expense included savings of $194 thousand in legal fees and $198 thousand in fees on other professional services. The reduced legal fees related to a decreased volume of problem asset remediation litigation and other work. FDIC deposit insurance premiums decreased $382 thousand primarily due to decreased levels of deposits and a change in the basis of the quarterly assessment calculation. Although the premiums decreased year-over year, the premiums remained high as a result of the previously announced Consent Order and will remain at the higher assessment rates until the Consent Order is no longer in effect. Gains on sales of foreclosed assets decreased $207 thousand due to a number of factors including the higher mix of residential lots being sold this year. Salaries and employees benefits decreased $60 thousand from reduced commissions on mortgage and wealth management production and from reduced employee insurance costs. Occupancy and equipment expense decreased $144 thousand which included decreases of $68 thousand in equipment depreciation, software maintenance of $35 thousand and building repairs of $34 thousand. Expenses related to foreclosed property began to moderate but continued to be significant with foreclosed asset write-downs decreasing to $460 thousand during the first quarter of 2012 compared to $609 thousand in the first quarter of 2011. This decrease was offset by increased ongoing foreclosed asset related operating expenses which increased $68 thousand year-over-year.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the quarter ending March 31, 2012 or for the first quarter 2011. The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward. No income tax expense is expected until income taxes on future earnings exceed the NOL carry forward of approximately $4.7 million.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities particularly in light of the expected continued balance sheet shrinkage through loan remediation activities and continued slowdown in loan demand. During the three months ended March 31, 2012, $35.8 million of brokered deposits matured and were repaid. We expect an additional $27.4 million in brokered deposits to mature or be called by December 31, 2012. Under the provisions of the Consent Order, the Bank may not renew, rollover or replace these brokered deposits at their call or maturity. Investment securities totaled $402.8 million at March 31, 2012, a decrease of $3.9 million from $406.7 million at December 31, 2011. As of March 31, 2012, there were $152.2 million in unpledged securities collateral. In addition, management has increased our overnight balances at the Federal Reserve Bank to $45.5 million at March 31, 2012 versus our reserve requirement of $5.9 million for the applicable period. Supplementing liquid assets and customer deposits as a source of funding, we have available a line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $40.0 million. We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $374.7 million as of March 31, 2012 with lendable collateral value of $119.8 million and current outstanding borrowings of $76.6 million. At March 31, 2012, we had funding of $60.0 million in the form of term repurchase agreements with maturities from two to seven years under repurchase lines of credit from various institutions. The repurchases must be and are adequately collateralized. We also had short-term repurchase agreements with total outstanding balances of $27.1 million and $28.6 million at March 31, 2012 and December 31, 2011, respectively, $7.1 million of which were done as accommodations for our deposit customers. At March 31, 2012, our outstanding commitments to extend credit consisted of loan commitments of $122.1 million and amounts available under home equity credit lines, other credit lines and letters of credit of $90.0 million, $9.2 million and $5.9 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Under the Consent Order, as discussed above, the Bank is not permitted to accept, renew or rollover any brokered deposits. During the three months of 2012, brokered deposits decreased $35.8 million as maturing brokered deposits were not renewed. Year-over-year demand deposits increased $18.5 million, or 14.6%. In addition, customer certificates of deposits increased $2.5 million, or 0.6%, on a year-over-year basis; while money market, savings and NOW accounts decreased $22.3 million, or 4.3%. Interest bearing transaction accounts decreased significantly as customers focused on yield improvement which was available with certificates of deposit. Savings accounts increased $2.0 million during the first quarter while decreasing $2.2 million year-over-year. Certificates of deposits represented 36.0% of our total deposits at March 31, 2012, an increase from 33.1% at March 31, 2011.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008. In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share. These warrants are immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval. In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this cumulative preferred stock. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. Interest on the past due payments is now also being accrued. As of March 31, 2012, the total amount of cumulative dividends and interest owed to the US Treasury was $3.2 million. As part of the merger with Capital Bank, it is expected that the Treasury’s investment in the Company’s preferred stock will be redeemed.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock. Through December 5, 2008 (the date of our participation in the CPP), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans. During the first quarter of 2012, there were no repurchases. Under the provisions of the CPP, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

At March 31, 2012, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.71%, 11.99% and 14.49%, respectively, which exceeded the minimum requirements for a “well-capitalized” bank holding company. As of March 31, 2012, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.36%, 12.90% and 14.16%, respectively. The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital. Our capital position remains in excess of our regulatory capital requirements pursuant to the Consent Order. In addition to utilizing balance sheet shrinkage through net loan run-off and the reduction in brokered deposits and ways to improve Bank profitability, the Company has considered various strategies, including: asset sales, plans for capital injections, taking action to restructure the risk weighting of assets, capital raising and strategic partnerships in order to achieve and maintain compliance with the terms of the Consent Order. Due to the pending merger with Capital Bank, management does not expect to seek additional sources of capital. As of March 31, 2012, the parent holding company had $5.5 million in cash available to be invested into the Bank to bolster capital levels.

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

Nonperforming Assets

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) a $10.1 million decrease in nonperforming loans; 2) $5.9 million decrease in nonperforming assets despite a $4.2 million increase in foreclosed assets; 3) a slight sequential decrease in 30-89 delinquencies, however, a significant improvement over the prior year level; 4) a sequential decrease in adversely classified loans, and 5) the continued reduction in the higher risk loan segments of aged speculative construction and land acquisition and development loans.

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
	(Amounts in thousands)

Nonaccrual loans	$31,499	$38,715	$39,587	$45,381	$53,304
Restructured loans - nonaccruing	26,404	29,333	32,870	21,422	20,437
Total nonperforming loans	57,903	68,048	72,457	66,803	73,741

Foreclosed assets	24,032	19,812	19,114	23,022	23,060
Total nonperforming assets	$81,935	$87,860	$91,571	$89,825	$96,801

Restructured loans in accruing status not included above	$24,486	$24,202	$22,214	$15,471	$13,488

Nonperforming loans decreased to $57.9 million, or 6.19% of total loans, at March 31, 2012 compared to $68.0 million, or 7.13% of loans, at December 31, 2011. This $10.1 million decrease in nonperforming loans is due to the impact of: $2.9 million in net charge-offs, $5.3 million in loans foreclosed upon and approximately $8.3 million in loan payoffs and paydowns which more than offset the $6.3 million in new additions to nonperforming loans during the first quarter. Foreclosed assets increased $4.2 million, or 21%, sequentially as $5.3 million in new foreclosed asset additions exceeded slower sales of foreclosed properties of $599 thousand and writedowns of $460 thousand.

The following table sets forth a breakdown of nonperforming loans at the periods presented, by loan segment.

	March 31,	December 31,	September 30,	June 30,	March 31,
Nonperforming loans	2012	2011	2011	2011	2011
	(Amounts in thousands)

Construction	$12,887	$12,975	$16,412	$13,424	$16,987
Commercial real estate	19,234	26,484	31,035	28,730	20,079
Commercial and industrial	3,292	4,977	5,524	3,917	6,846
Residential lots	12,305	12,096	8,717	8,806	18,281
Consumer	10,185	11,516	10,769	11,926	11,548
Total nonperforming loans	$57,903	$68,048	$72,457	$66,803	$73,741

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at March 31, 2012. This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$12,472	$12,194	$1,051	$31,461	$22,965	$35,159	$34,108
Commercial
Commercial and industrial	36	31	6	2,986	1,953	1,984	1,978
Commercial line of credit	805	753	204	216	216	969	765
Residential real estate
Residential construction	6,906	6,226	289	10,926	9,524	15,750	15,461
Residential lot loans	5,874	5,669	541	10,209	6,576	12,245	11,704
Raw land	-	-	-	2,720	118	118	118
Home equity lines	1,051	1,050	376	517	485	1,535	1,159
Consumer loans	2,455	2,406	160	7,239	6,654	9,060	8,900

Total	$29,599	$28,329	$2,627	$66,274	$48,491	$76,820	$74,193

The recorded investment in loans that were considered individually impaired was $76.8 million and $87.1 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the largest non-accrual balance of any one borrower was $6.0 million, with the average balance for the two hundred nineteen non-accrual loans being $264 thousand. At March 31, 2012, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $28.3 million, with a corresponding valuation allowance of $2.6 million. Compared with December 31, 2011, the recorded investment in impaired loans requiring a specific valuation allowance at March 31, 2012 increased $500 thousand while the corresponding specific valuation allowance decreased by $2.5 million. In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank; while the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date. For these impaired loans as of March 31, 2012, amounts charged off to date were $19.1 million, or 19.9% of the unpaid principal balances. Included in the table above, $22.8 million out of the total of $24.5 million of accruing troubled debt restructured loans were also individually evaluated as they exceeded the evaluation scope of $200,000 per loan. The results of the individual evaluation of the $22.8 million in accruing troubled debt restructured loans indicated that $9.5 million of these loans required a specific allowance of $403 thousand.

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

As illustrated in one of the tables in Note 4 to the financial statements, during the three months ended March 31, 2012, the following concessions were made on 5 loans for $1.7 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 2% (1 loans for $42 thousand);
•	Extension of payment terms for 96% (3 loans for $1.6 million); and
•	Forgiveness of principal for 2% (1 loan for $27 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

Of the total of 103 loans for $40.9 million which were modified as TDRs during the twelve months ended March 31, 2012, there were payment defaults (where the modified loan was past due thirty days or more) of $1.9 million, or 4.6%, during the three months ended March 31, 2012.

On these TDRs (103 loans for $40.9 million) during the twelve months ended March 31, 2012, the following represents the success or failure of these concessions during the past year:

•	88.7% are paying as restructured;
•	0.3% have been reclassified to nonaccrual;
•	9.7% have defaulted and/or been foreclosed upon; and
•	1.3% have paid in full.

For a further breakdown of the successes and failures of each type of concession/modification, see the table in Note 4 to the financial statements.

In addition to nonperforming loans and accruing TDRs, there were $97.0 million of loans at March 31, 2012 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $98.5 million at December 31, 2011. See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications. Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by real estate or other assets, thus reducing the total exposure should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets at the periods presented, by nature of the property.

	March 31,	December 31,	September 30,	June 30,	March 31,
Foreclosed assets	2012	2011	2011	2011	2011
	(Amounts in thousands)
Residential construction, land development and other land	$10,452	$9,854	$11,617	$14,360	$14,837
Commercial construction	1,196	1,196	1,196	1,196	1,196
1 - 4 family residential properties	2,126	1,990	2,453	1,245	756
Nonfarm nonresidential properties	10,258	6,772	3,808	6,221	6,221
Multi-family properties	-	-	40	-	50
Total foreclosed assets	$24,032	$19,812	$19,114	$23,022	$23,060

Foreclosed assets increased $4.2 million, or 21%, sequentially as $5.3 million in new foreclosed asset additions exceeded slower sales of foreclosed properties of $599 thousand and writedowns of $460 thousand. During the quarter ended March 31, 2012, the three largest additions for $4.1 million were unimproved land parcels to be developed into commercial and residential properties.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio. The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2012		2011		2011		2011		2011
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies:
30 - 89 days past due	$4.5	0.48%	$5.2	0.55%	$4.5	0.46%	$4.3	0.41%	$3.4	0.31%

Loans classified substandard or doubtful	$176.8	18.90%	$185.7	19.46%	$205.6	20.72%	$210.0	20.19%	$214.3	19.76%

Nonperforming loans	$57.9	6.19%	$68.0	7.13%	$72.5	7.30%	$66.8	6.42%	$73.7	6.80%

Delinquency is viewed as one of the leading indicators for credit quality. The Company’s 30-89 day past due statistic decreased sequentially by $723 thousand to $4.5 million, or 0.48% of total loans, at March 31, 2012. Prior to the most current quarterly change, this metric has increased sequentially for three of the last four quarter end statistics since March 31, 2011. The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

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

	March 31,		December 31,		September 30,		June 30,		March 31,
	2012		2011		2011		2011		2011
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
	(Amounts in millions)

Special Mention	$86.8	9.3%	$96.1	10.1%	$100.0	10.1%	$104.1	10.0%	$135.6	12.5%
Substandard and Doubtful	176.8	19.0%	185.7	19.6%	205.6	20.8%	210.0	20.2%	214.3	19.8%
	$263.6	28.3%	$281.8	29.7%	$305.6	30.9%	$314.1	30.2%	$349.9	32.3%

The $8.9 million, or 5%, decrease in adversely classified loans during the quarter ended March 31, 2012, as well as the decrease in special mention loans, was due to ongoing loan remediation efforts partially mitigated by portfolio downgrades during the quarter.

The following table contains an indicator of the overall credit quality of each loan class, denoted by the weighted average risk grade, along with a further breakdown of the certain classified loans by loan class at March 31, 2012.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.96	$35,996	$77,093
Commercial
Commercial and industrial	4.74	11,202	13,549
Commercial line of credit	4.52	3,910	3,324
Residential real estate
Residential construction	5.03	9,500	27,244
Residential lots	6.21	4,641	28,541
Raw land	5.18	782	3,188
Home equity lines	3.67	2,955	4,968
Consumer	4.47	17,780	18,926
		$86,764	$176,833

Compared with December 31, 2011, the above mentioned weighted average risk grades, within these loan classes and in the aggregate, have not changed significantly.

In addition to the financial strength of each borrower and cash flow characteristics of each project, the repayment of construction and development loans are particularly dependent on the value of the real estate collateral. Repayment of such loans is generally considered subject to greater credit risk than residential mortgage loans. Regardless of the underwriting criteria the Company utilizes, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of the real estate collateral and problems affecting the credit of our borrowers. Approximately $1.4 million, or 38.4%, of the $3.6 million in gross charge-offs during this quarter were attributable to further deterioration in real estate values of underlying collateral on existing nonperforming loans upon reappraisal.

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories. As of March 31, 2012, speculative construction loans on our books more than twelve months amounted to $12.0 million, or 33.8%, of the total speculative residential construction loan portfolio of $35.5 million. This speculative residential construction portfolio has increased from $33.3 million at December 31, 2011 and decreased from $37.7 million at March 31, 2011. Land acquisition and development loans on our books for more than twenty-four months at March 31, 2012 amounted to $38.1 million, or 78.9%, of that $48.3 million portfolio. The land acquisition and development portfolio has increased from $46.0 million as of December 31, 2011 and decreased from $55.8 million as of March 31, 2011.

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

As discussed herein, management has undertaken various initiatives since mid-year 2010 in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review;
•	Enhancing our internal and external loan review protocol; and
•	Increasing the general valuation allowance component of our allowance for loan losses.

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended March 31, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)
Beginning balance	$9,076	$3,036	$7,258	$1,412	$3,383	$24,165
Provision	1,368	816	1,126	(137)	(273)	2,900
Charge-offs	(1,727)	(900)	(572)	(12)	(357)	(3,568)
Recoveries	208	140	49	3	284	684
Ending balance	$8,925	$3,092	$7,861	$1,266	$3,037	$24,181

The following table shows, by loan segment, an analysis of the allowance for loan losses for the quarter ended March 31, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:			(Amounts in thousands)
Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	921	128	1,441	804	806	4,100
Charge-offs	(1,897)	(765)	(2,203)	(541)	(1,680)	(7,086)
Recoveries	535	76	325	3	131	1,070
Ending balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At March 31, 2012		At December 31, 2011		At September 30, 2011		At June 30, 2011
		% of		% of		% of		% of
By Loan Class	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL
	(Amounts in thousands)
Commercial real estate	$8,925	36.9%	$9,076	37.6%	$8,072	30.6%	$6,883	25.0%
Commercial
Commercial and industrial	1,741	7.2%	1,865	7.7%	2,504	9.5%	2,461	8.9%
Commercial line of credit	1,351	5.6%	1,171	4.8%	1,047	4.0%	1,207	4.4%
Residential real estate
Residential Construction	4,827	20.0%	4,564	18.9%	5,559	21.0%	7,114	25.9%
Residential lots	2,821	11.7%	2,595	10.7%	4,295	16.3%	4,975	18.1%
Raw land	213	0.9%	99	0.5%	218	0.8%	228	0.8%
Home equity lines	1,266	5.2%	1,412	5.8%	1,665	6.3%	1,471	5.3%
Consumer	3,037	12.5%	3,383	14.0%	3,049	11.5%	3,172	11.6%

	$24,181	100.0%	$24,165	100.0%	$26,409	100.0%	$27,511	100.0%

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2012	2011*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$22,206	$23,356
Federal funds sold and overnight deposits	46,050	23,198
Investment securities
Available for sale, at fair value	350,577	362,298
Held to maturity, at amortized cost	52,260	44,403
Federal Home Loan Bank stock	6,842	6,842

Loans held for sale	4,383	4,459

Loans	931,345	950,022
Allowance for loan losses	(24,181)	(24,165)
Net Loans	907,164	925,857

Premises and equipment, net	37,952	38,315
Foreclosed assets	24,032	19,812
Other assets	49,929	54,038

Total Assets	$1,501,395	$1,502,578
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$144,852	$135,434
Money market, NOW and savings	499,308	475,900
Time	537,598	571,838
Total Deposits	1,181,758	1,183,172

Short-term borrowings	62,145	33,629
Long-term borrowings	147,470	177,514
Other liabilities	11,143	10,628

Total Liabilities	1,402,516	1,404,943

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at March 31, 2012 and December 31, 2011	41,981	41,870
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,859,825 shares at March 31, 2012 and 16,827,075 shares at December 31, 2011	119,523	119,505
Retained earnings (accumulated deficit)	(63,721)	(64,425)
Accumulated other comprehensive income	1,096	685
Total Stockholders’ Equity	98,879	97,635

Total Liabilities and Stockholders' Equity	$1,501,395	$1,502,578

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands, except per share and share data)

Interest Income
Loans	$13,216	$15,513
Investment securities available for sale	2,037	2,563
Investment securities held to maturity	577	549
Federal funds sold and overnight deposits	15	74

Total Interest Income	15,845	18,699
Interest Expense
Money market, NOW and savings deposits	515	880
Time deposits	2,166	2,743
Borrowings	2,246	2,245

Total Interest Expense	4,927	5,868

Net Interest Income	10,918	12,831

Provision for Loan Losses	2,900	4,100

Net Interest Income After Provision for Loan Losses	8,018	8,731

Non-Interest Income
Service charges and fees on deposit accounts	1,362	1,488
Income from mortgage banking activities	305	263
Investment brokerage and trust fees	230	188
Gain on sale of investment securities	263	944
SBIC income and management fees	670	122
Other	602	(102)
Total Non-Interest Income	3,432	2,903

Non-Interest Expense
Salaries and employee benefits	4,686	4,746
Occupancy and equipment	1,640	1,784
FDIC deposit insurance	751	1,133
Foreclosed asset related	798	879
Other	2,760	2,941

Total Non-Interest Expense	10,635	11,483

Income Before Income Taxes	815	151

Income Tax (Benefit) Expense	-	-

Net Income	815	151

Effective Dividend on Preferred Stock	645	639

Net Income (Loss) Available to Common Shareholders	$170	$(488)

Net Income (Loss) Per Common Share
Basic	$0.01	$(0.03)
Diluted	0.01	(0.03)

Weighted Average Common Shares Outstanding
Basic	16,841,111	16,824,008
Diluted	16,907,425	16,824,008

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)

Net income	$815	$151

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	984	(589)
Tax effect	(379)	227
Reclassification of gains recognized in net income	(263)	(944)
Tax effect	101	364
Net of tax amount	443	(942)
Cash flow hedging activities:
Unrealized holding (gains) losses on cash flow hedging activities	(122)	(13)
Tax effect	47	5
Reclassification of (gains) losses recognized in net income, net:
Reclassified into income	70	459
Tax effect	(27)	(178)
Net of tax amount	(32)	273

Total other comprehensive income (loss)	411	(669)

Comprehensive income (loss)	$1,226	$(518)

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated Deficit)	Comprehensive Income	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2011	42,750	$41,870	16,827,075	$119,505	$(64,425)	$685	$97,635
Net income	-	-	-	-	815	-	815
Other comprehensive income, net of tax	-	-		-	-	411	411
Restricted stock issued	-	-	32,750	17	-	-	17
Stock-based compensation	-	-	-	1	-	-	1
Preferred stock accretion of discount	-	111	-	-	(111)	-	-

Balance at March 31, 2012	42,750	$41,981	16,859,825	$119,523	$(63,721)	$1,096	$98,879

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$815	$151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	1,096
Provision for loan losses	2,900	4,100
Net proceeds from sales of loans held for sale	14,317	17,770
Originations of loans held for sale	(13,936)	(12,113)
Gain from mortgage banking	(305)	(263)
Stock-based compensation	18	31
Net increase in cash surrender value of life insurance	(254)	(266)
Realized gain on sale of available for sale securities, net	(263)	(944)
Realized (gain) loss on sale of premises and equipment	4	(4)
(Gain) loss on economic hedges	(85)	605
Deferred income taxes	(278)	591
Realized gain on sales of foreclosed assets	(73)	(280)
Writedowns in carrying values of foreclosed assets	460	609
Changes in assets and liabilities:
(Increase) decrease in other assets	4,054	(379)
Increase (decrease) in other liabilities	823	(252)
Total Adjustments	8,735	10,301

Net Cash Provided by (Used in) Operating Activities	9,550	10,452

Cash Flows from Investing Activities
Increase (decrease) in federal funds sold	(22,852)	14,972
Purchase of:
Available-for-sale investment securities	(60,769)	(51,075)
Held-to-maturity investment securities	(8,552)	(7,829)
Proceeds from maturities and calls of:
Available-for-sale investment securities	10,833	7,670
Held-to-maturity investment securities	708	577
Proceeds from sale of:
Available-for-sale investment securities	61,986	51,672
Net decrease in loans	10,515	31,591
Capitalized cost in foreclosed assets	-	(156)
Purchases of premises and equipment	(298)	(63)
Proceeds from disposal of premises and equipment	-	4
Proceeds from sales of foreclosed assets	671	3,082

Net Cash Provided by (Used in) Investing Activities	(7,758)	50,445

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	32,826	(45,022)
Net decrease in time deposits	(34,240)	(24,187)
Net decrease in short-term borrowings	(1,484)	(133)
Proceeds from long-term borrowings	-	20,000
Repayment of long-term borrowings	(44)	(43)

Net Cash Provided by (Used in) Financing Activities	(2,942)	(49,385)

Net Increase (Decrease) in Cash and Due From Banks	(1,150)	11,512
Cash and Due From Banks, Beginning of Period	23,356	16,584

Cash and Due From Banks, End of Period	$22,206	$28,096

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$5,278	$9,001

See accompanying notes.

Southern Community Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2011 annual report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

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

	Three Months Ended
	March 31,
	2012	2011

Weighted average number of common shares used in computing basic net income per share	16,841,111	16,824,008

Effect of dilutive stock options	66,314	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,907,425	16,824,008

Net income (loss) available to common shareholders (in thousands)	$170	$(488)
Basic	0.01	(0.03)
Diluted	0.01	(0.03)

Note 1 – Basis of Presentation (continued)

For the three months ended March 31, 2012 and 2011, net income (loss) for determining net income (loss) per common share was reported as net income (loss) less the dividend on preferred stock. Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 538,500 and 617,952 shares for the three months ended March 31, 2012 and 2011, respectively. These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended March 31, 2012 since the exercise price exceeded the average market price for the period. At March 31, 2011 all common stock equivalents were excluded due to the Company’s loss position.

Recently issued accounting pronouncements

In May 2011, the FASB has issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for accounting principles generally accepted in the U.S. (GAAP) and international financial reporting standards (IFRS). The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company adopted this statement during the quarter ended March 31, 2012, which resulted in additional disclosures related to fair value in Notes 11 and 12.

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

Note 2 – Acquisition Agreement with Capital Bank Financial Corp.

On March 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Capital Bank Financial Corp. (“CBF”) and Winston 23 Corporation (“Winston”), a wholly-owned subsidiary of CBF, pursuant to which Southern Community Financial Corporation (“Southern Community”) will merge with Winston and become a wholly-owned subsidiary of CBF (the “Merger”). The Agreement and the transactions contemplated by it has been approved by the Board of Directors of both CBF and Southern Community.

Capital Bank Financial Corp. is a national bank holding company that was incorporated in the State of Delaware in 2009. CBF has raised approximately $900 million of equity capital with the goal of creating a regional banking franchise in the southeastern region of the United States. CBF has previously invested in First National of the South, Metro Bank of Dade Country, Turnberry Bank, TIB Financial Corporation, Capital Bank Corporation and Green Bankshares, Inc. CBF is the parent of Capital Bank, N.A., a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout southern Florida and the Florida Keys, North Carolina, South Carolina, Tennessee and Virginia. CBF is also the parent company of Naples Capital Advisors, Inc., a registered investment advisor.

Note 2 – Acquisition Agreement with Capital Bank Financial Corp. (continued)

Subject to the terms and conditions set forth in the Agreement, each share of Southern Community Common Stock issued and outstanding at the effective time of the Merger (other than shares owned by Southern Community, CBF and certain of their subsidiaries) will be converted into the right to receive either $2.875 in cash or shares of CBF stock valued at $2.875, at a fixed exchange ratio (subject to certain adjustments). Southern Community shareholders may elect to receive their payment in cash or stock, subject to the requirement that the total consideration will consist of 40% cash and 60% stock. No fractional shares of CBF common stock will be issued in the Merger, with holders receiving cash (without interest) in lieu of fractional shares.

Each outstanding option to purchase shares of Southern Community common stock will be vested prior to the Merger and be paid in cash equal to the difference between the exercise price of the option and $2.875 and each share of Southern Community restricted stock will vest immediately prior to the Merger and all restrictions will immediately lapse. If holders of Southern Community Common Stock would be entitled to any fractional shares of CBF Common Stock, each holder who would otherwise have been entitled to a fraction of a share of CBF Common Stock shall be entitled to receive cash (without interest) in lieu of such fractional shares.

Southern Community shareholders will also be granted one non-transferable contingent value right (“CVR”) per share, with each CVR eligible to receive a cash payment equal to 75% of the excess, if any, of (i) $87 million over (ii) the amount of credit losses from Southern Community’s cumulative legacy loan portfolio and foreclosed assets for a period of five years from the closing date of the Merger, with a maximum payment of $1.30 per CVR. Payout of the CVR will be overseen by a special committee of the CBF Board. Southern Community shareholders may also receive an additional cash payment based on the terms of a potential repurchase by CBF of the preferred stock issued by Southern Community to the United States Department of the Treasury.

Upon the closing of the Merger, Dr. William G. Ward, Sr., the Chairman of Southern Community’s Board of Directors, will join the Board of Directors of both CBF and its subsidiary bank (“Capital Bank”), and James G. Chrysson, the Vice Chairman of the Board of Southern Community, will join the Board of Capital Bank.

The obligations of Southern Community and CBF to consummate the merger are subject to certain conditions, including: (i) approval of the Merger by the shareholders of Southern Community; (ii) the effectiveness of CBF’s registration statement on Form S-1 filed in connection with the planned initial public offering of shares by CBF, and of a registration statement for the CBF common stock to be issued in the Merger; (iii) receipt of required regulatory approvals (and in CBF’s case, without the imposition of an unduly burdensome regulatory condition); (iv) the absence of any injunction or similar restraint enjoining or making illegal consummation of the Merger or any of the other transactions contemplated by the Agreement; (v) the continuing material truth and accuracy of representations and warranties made by the parties in the Agreement; and (vi) the performance in all material respects by each of the parties of its covenants under the Agreement. Some of these conditions may be waived by the party for whose benefit they were included in the Agreement. CBF’s obligation to close is subject to certain additional conditions, including the absence of a material adverse effect on Southern Community, the amendment or waiver of certain of Southern Community’s compensation-related agreements, and approval of the listing of the CBF common stock to be issued in the Merger.

The Agreement may be terminated, before or after receipt of shareholder approval, in certain circumstances, including: (i) upon the mutual consent of the parties; (ii) failure to obtain any required regulatory approval; (iii) by either party if the Merger is not consummated on or before September 26, 2012 if such failure is not caused by material breach of the Agreement; (iv) by either party if there is a material breach of the other party’s representations, warranties, or covenants, and the breach or change that is not cured within 30 days following notice by the complaining party to the complaining party’s reasonable satisfaction; (v) by CBF if Southern Community’s Board fails to recommend that shareholders approve the Agreement and the Merger, changes such recommendation or breaches certain non-solicitation covenants with respect to third party proposals; or (vi) by either party if the shareholders of Southern Community fail to approve the Agreement.

Under certain circumstances, Southern Community will be obligated to pay CBF a termination fee of $4 million and reimburse CBF up to $1 million for all expenses incurred by it in connection with the Agreement and the transactions contemplated thereby.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	March 31, 2012
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$23,958	$2	$160	$23,800
Asset-backed securities
Residential mortgage-backed securities	188,690	2,314	108	190,896
Collateralized mortgage obligations	27,672	233	810	27,095
Small Business Administration loan pools	65,076	739	78	65,737
Student loan pools	8,730	-	89	8,641
Municipals	25,410	2,150	-	27,560
Trust preferred securities	3,250	-	918	2,332
Corporate bonds	4,213	-	688	3,525
Other	1,000	-	9	991
	$347,999	$5,438	$2,860	$350,577

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$428	$30	$-	$458
Small Business Administration loan pools	4,660	241	-	4,901
Municipals	32,788	2,309	-	35,097
Trust preferred securities	8,597	59	123	8,533
Corporate bonds	5,787	-	567	5,220
	$52,260	$2,639	$690	$54,209

	December 31, 2011
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$34,660	$69	$-	$34,729
Asset-backed securities
Residential mortgage-backed securities	185,838	1,713	245	187,306
Collateralized mortgage obligations	28,089	450	1,447	27,092
Small Business Administration loan pools	67,507	637	76	68,068
Student loan pools	8,903	-	1	8,902
Municipals	26,981	2,239	-	29,220
Trust preferred securities	3,250	-	929	2,321
Corporate Bonds	4,213	-	554	3,659
Other	1,000	1	-	1,001
	$360,441	$5,109	$3,252	$362,298

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$474	$34	$-	$508
Small Business Administration loan pools	4,928	230	-	5,158
Municipals	33,214	1,904	1	35,117
Corporate bonds	5,787	-	1,056	4,731
	$44,403	$2,168	$1,057	$45,514

Residential mortgage-backed securities and collateralized mortgage obligations are primarily government sponsored (GSE) agency issued whose underlying collateral are prime residential mortgage loans. The Company’s municipal securities are composed of geographic concentrations of 94.4% North Carolina, 3.2% of Texas independent school districts and less than 2.4% in other states. As the Company’s investment policy limits the purchase of municipal securities to “A” rated or better, the municipal investment portfolio segment has 98.4% of this portfolio rated “A” or better.

Note 3 – Investment Securities (continued)

For the three months ended March 31, 2012 and 2011, sales of securities available for sale resulted in gross realized gains of $301 thousand and $944 thousand, respectively, and realized losses of $38 thousand and none, respectively, for each period. These investment sales generated $62.0 million and $51.7 million in proceeds during these respective periods.

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$22,021	$160	$-	$-	$22,021	$160
Asset-backed securities
Residential mortgage-backed securities	30,158	108	-	-	30,158	108
Collateralized mortgage obligations	12,798	810	-	-	12,798	810
Small Business Administration loan pools	14,481	77	534	1	15,015	78
Student loan pools	8,641	89	-	-	8,641	89
Trust preferred securities	-	-	2,332	918	2,332	918
Corporate bonds	-	-	3,525	688	3,525	688
Other	1,000	9	-	-	1,000	9

Total temporarily impaired securities	$89,099	$1,253	$6,391	$1,607	$95,490	$2,860

Securities held to maturity:
Trust preferred securities	$4,830	$123	$-	$-	$4,830	$123
Corporate bonds	-	-	5,220	567	5,220	567

Total temporarily impaired securities	$4,830	$123	$5,220	$567	$10,050	$690

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
	(Amount in thousands)
Securities available for sale:
Asset-backed securities
Residential mortgage-backed securities	$54,446	$245	$-	$-	$54,446	$245
Collateralized mortgage obligations	12,248	1,447	-	-	12,248	1,447
Small Business Administration loan pools	12,309	74	686	2	12,995	76
Student loan pools	8,902	1	-	-	8,902	1
Municipals	6	-	-	-	6	-
Trust preferred securities	-	-	2,321	929	2,321	929
Corporate bonds	-	-	3,659	554	3,659	554

Total temporarily impaired securities	$87,911	$1,767	$6,666	$1,485	$94,577	$3,252

Securities held to maturity:
Municipals	$-	$-	$967	$1	$967	$1
Corporate bonds	-	-	4,731	1,056	4,731	1,056

Total temporarily impaired securities	$-	$-	$5,698	$1,057	$5,698	$1,057

Note 3 – Investment Securities (continued)

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss. At March 31, 2012, there were five investment securities with aggregate fair values of $11.6 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.2 million with a $840 thousand unrealized loss due to changes in the level of market interest rates. The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010, 2011 and the first three months of 2012. The fair value of this security increased from the prior quarter and the unrealized loss remained significant. Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality. We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity. The unrealized losses on the securities available for sale are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at March 31, 2012 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	March 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Amount in thousands)

US Government Agencies
Due after one but through five years	$1,000	$1,001	$-	$-
Due after five but through ten years	777	778	-	-
Due after ten years	22,181	22,020	-	-
Municipals
Due within one year	364	364	-	-
Due after one but through five years	446	449	1,722	1,804
Due after five but through ten years	355	370	4,448	4,732
Due after ten years	24,245	26,377	26,618	28,561
Trust preferred securities
Due after ten years	3,250	2,333	8,597	8,533
Corporate bonds
Due after five but through ten years	4,213	3,525	5,787	5,220
Other
Due after five but through ten years	1,000	991	-	-
Asset-backed securities
Residential mortgage-backed securities	188,690	190,896	428	458
Collateralized mortgage obligations	27,672	27,095	-	-
Small Business Administration loan pools	65,076	65,737	4,660	4,901
Student loan pools	8,730	8,641	-	-

	$347,999	$350,577	$52,260	$54,209

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $6.8 million at March 31, 2012 and December 31, 2011. The Company carries its investment in FHLB at its cost which is the par value of the stock. Based on current borrowings, the FHLB periodically repurchases excess stock from the Company at par value as the stock is not actively traded and does not have a quoted market price. The FHLB paid a quarterly cash dividend to its members for the second quarter of 2009. Management believes that the investment in FHLB stock was not impaired as of March 31, 2012.

Note 4 – Loans

Following is a summary of loans by loan class:

	At March 31, 2012		At December 31, 2011
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Amounts in thousands)
Commercial real estate	$382,776	41.1%	$387,275	40.8%
Commercial
Commercial and industrial	82,335	8.8%	85,321	9.0%
Commercial line of credit	46,508	5.0%	44,574	4.7%
Residential real estate
Residential construction	101,551	10.9%	101,945	10.7%
Residential lots	42,924	4.6%	45,164	4.8%
Raw land	16,144	1.7%	17,488	1.8%
Home equity lines	93,247	10.0%	95,136	10.0%
Consumer	165,860	17.9%	173,119	18.2%

Subtotal	$931,345	100%	$950,022	100%
Less: Allowance for loan losses	(24,181)		(24,165)
Net Loans	$907,164		$925,857

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

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan. Net unamortized deferred fees less related cost included in the above were $41 thousand at March 31, 2012 and $136 thousand at December 31, 2011.

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

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Amounts in thousands)

Nonaccrual loans	$31,499	$38,715	$53,304
Restructured loans - nonaccruing	26,404	29,333	20,437
Total nonperforming loans	57,903	68,048	73,741

Foreclosed assets	24,032	19,812	23,060

Total nonperforming assets	$81,935	$87,860	$96,801

Restructured loans in accrual status not included above	$24,486	$24,202	$13,488

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

As illustrated in the table below, during the three months ended March 31, 2012, the following concessions were made on 5 loans for $1.7 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 2% (1 loans for $42 thousand);
•	Extension of payment terms for 96% (3 loans for $1.6 million); and
•	Forgiveness of principal for 2% (1 loan for $27 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the three months ended March 31, 2012.

Three months ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Below market interest rate
Commercial real estate	-	$-	$-
Commercial and industrial	-	-	-
Commercial line of credit	-	-	-
Residential construction	-	-	-
Home equity lines	-	-	-
Residential lots	-	-	-
Raw land	-	-	-
Consumer	1	42	42
Total	1	42	42

Extended payment terms
Commercial real estate	-	-	-
Commercial and industrial	2	707	707
Commercial line of credit	-	-	-
Residential construction	1	902	902
Home equity lines	-	-	-
Residential lots	-	-	-
Raw land	-	-	-
Consumer	-	-	-
Total	3	1,609	1,609

Forgiveness of principal
Commercial real estate	-	-	-
Commercial and industrial	-	-	-
Commercial line of credit	-	-	-
Residential construction	-	-	-
Home equity lines	-	-	-
Residential lots	-	-	-
Raw land	-	-	-
Consumer	1	96	27
Total	1	96	27

Total	5	$1,747	$1,678

Note 4 – Loans (continued)

During the previous twelve months ended March 31, 2012, the Company modified 103 loans in the amount of $40.9 million. Of this total, there were payment defaults (where the modified loan was past due thirty days or more) of $1.9 million, or 4.6%, during the three ended March 31, 2012.

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default (past due 30 days or more) during the three months ended March 31, 2012.

	Three Months
	Ended March 31, 2012
	Number of	Recorded
	Loans	Investment
Below market interest rate
Commercial real estate	-	$-
Commercial and industrial	-	-
Commercial line of credit	-	-
Residential construction	-	-
Home equity lines	-	-
Residential lots	1	9
Raw land	-	-
Consumer	-	-
Total	1	9

Extended payment terms
Commercial real estate	3	1,092
Commercial and industrial	1	4
Commercial line of credit	1	250
Residential construction	-	-
Home equity lines	-	-
Residential lots	1	43
Raw land	-	-
Consumer	9	487
Total	15	1,876

Forgiveness of principal
Total	-	-

Total	16	$1,885

Note 4 – Loans (continued)

Of the total of 103 loans for $40.9 million which were modified during the twelve months ended March 31, 2012, the following represents their success or failure during the year ended March 31, 2012:

•	88.7% are paying as restructured;
•	0.3% have been reclassified to nonaccrual;
•	9.7% have defaulted and/or foreclosed upon; and
•	1.3% have paid in full.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2012.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
Amounts in $ thousands	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	-	$-	24	$17,637	-	$-	-	$-
Extended payment terms	2	527	45	16,106	2	104	11	3,960
Forgiveness of principal	-	-	2	1,417	-	-	-	-
Other	-	-	2	1,142	-	-	-	-
Total	2	$527	73	$36,302	2	$104	11	$3,960

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at the periods presented:

	March 31, 2012		December 31, 2011
	Nonaccrual	Impaired	Nonaccrual	Impaired
	Loans	Loans	Loans	Loans
	(Amounts in thousands)
Commercial real estate	$19,234	$35,159	$26,484	$39,297
Commercial and industrial	2,213	1,984	3,548	3,899
Commercial line of credit	1,079	969	1,429	1,004
Residential construction	12,653	15,750	11,491	16,619
Home equity lines	2,230	1,535	2,637	1,955
Residential lots	12,305	12,245	12,096	12,095
Raw land	234	118	1,484	1,484
Consumer	7,955	9,060	8,879	10,753

Total	$57,903	$76,820	$68,048	$87,106

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level. For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors. Included in the table below, $54.1 million out of the total of $57.9 million of nonperforming loans and $22.8 million out of the total of $24.5 million of accruing troubled debt restructured loans were individually evaluated which required a reserve of $2.2 million and $403 thousand, respectively, for a total specific ALLL of $2.6 million. The impaired loans with smaller balances ($3.8 million in nonperforming loans and $1.7 million in accruing troubled debt restructured loans) were collectively evaluated for impairment.

Note 4 – Loans (continued)

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at March 31, 2012:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$17,893	$2,455	$26,036	$1,535	$6,105	$54,024

Accruing troubled debt restructured loans individually evaluated for impairment	17,266	498	2,077	-	2,955	22,796

Ending balance: total impaired loans individually evaluated for impairment	35,159	2,953	28,113	1,535	9,060	76,820

Ending balance: collectively evaluated for impairment	347,617	125,891	132,506	91,711	156,800	854,525

Ending Balance	$382,776	$128,844	$160,619	$93,246	$165,860	$931,345

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$24,822	$3,889	$27,238	$1,955	$7,209	$65,113

Accruing troubled debt restructured loans individually evaluated for impairment	14,475	1,014	2,960	-	3,544	21,993

Ending balance: total impaired loans individually evaluated for impairment	39,297	4,903	30,198	1,955	10,753	87,106

Ending balance: collectively evaluated for impairment	347,978	124,993	134,399	93,180	162,366	862,916

Ending Balance	$387,275	$129,896	$164,597	$95,135	$173,119	$950,022

Note 4 – Loans (continued)

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at March 31, 2012:

					Quarter	Quarter
	Unpaid	Partial			Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized
	(Amounts in thousands)
With no related allowance recorded:

Commercial real estate	$31,461	$(8,496)	$22,965	$-	$24,022	$166
Commercial
Commercial and industrial	2,986	(1,033)	1,953	-	2,038	23
Commercial line of credit	216	-	216	-	545	1
Residential real estate
Residential construction	10,926	(1,402)	9,524	-	12,626	17
Residential lots	10,209	(3,633)	6,576	-	7,983	6
Raw land	2,720	(2,602)	118	-	119	2
Home equity lines	517	(32)	485	-	838	-
Consumer	7,239	(585)	6,654	-	7,074	40
Subtotal	66,274	(17,783)	48,491	-	55,245	255

With an allowance recorded:

Commercial real estate	12,472	(278)	12,194	1,051	12,411	119
Commercial
Commercial and industrial	36	(5)	31	6	296	-
Commercial line of credit	805	(52)	753	204	446	-
Residential real estate
Residential construction	6,906	(680)	6,226	289	3,203	4
Residential lots	5,874	(205)	5,669	541	4,235	-
Raw land	-	-	-	-	454	-
Home equity lines	1,051	(1)	1,050	376	896	-
Consumer	2,455	(49)	2,406	160	2,827	9
Subtotal	29,599	(1,270)	28,329	2,627	24,768	132

Summary
Commercial real estate	43,933	(8,774)	35,159	1,051	36,433	285
Commercial	4,043	(1,090)	2,953	210	3,325	24
Residential real estate	36,635	(8,522)	28,113	830	28,620	29
Home equity lines	1,568	(33)	1,535	376	1,734	-
Consumer	9,694	(634)	9,060	160	9,901	49

Grand Totals	$95,873	$(19,053)	$76,820	$2,627	$80,013	$387

As shown in the above table, the Company has previously taken partial charge-offs of $19.1 million on the $76.8 million in loans individually evaluated for impairment. In addition, the Company has set aside $2.6 million in specific allowance for these $28.3 million in loans.

The recorded investment in loans that were considered and collectively evaluated for impairment at March 31, 2012 and December 31, 2011 totaled $854.5 million and $862.9 million, respectively. The recorded investment in loans that were considered individually impaired at March 31, 2012 and December 31, 2011 totaled $76.8 million and $87.1 million, respectively. At March 31, 2012 and December 31, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $28.3 million and $23.0 million, respectively, with a corresponding valuation allowance of $2.6 million and $1.6 million. No valuation allowance for the other impaired loans was considered necessary as a result of previously recognized partial charge-offs or adequate collateral coverage. No loans with deteriorated credit quality have been acquired by the Company to date.

Note 4 – Loans (continued)

The average recorded investment in impaired loans for the quarter ended March 31, 2012 and year ended December 31, 2011 was approximately $80.0 million and $84.7 million, respectively. For the three months ended March 31, 2012, the interest income recorded on accruing troubled debt restructured loans that were individually evaluated for impairment was $387 thousand. The interest income foregone for loans in a non-accrual status at March 31, 2012 and 2011 was $906 thousand and $1.2 million, respectively.

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

Note 4 – Loans (continued)

The following is an aging analysis of past due financing receivables by class at March 31, 2012:

							Recorded
							Investment
	30-59	60-89	Greater			Total	90 Days or
	Days	Days	than 90	Total Past		Financing	more and
	Past Due	Past Due	Days (1)	Due	Current	Receivables	Accruing
	(Amounts in thousands)
Commercial real estate	$403	$-	$19,234	$19,637	$363,139	$382,776	$-
Commercial and industrial	697	-	2,213	2,910	79,425	82,335	-
Commercial line of credit	132	31	1,079	1,242	45,266	46,508	-
Residential construction	-	-	12,653	12,653	88,898	101,551	-
Home equity lines	1,147	15	2,230	3,392	89,855	93,247	-
Residential lots	-	-	12,305	12,305	30,619	42,924	-
Raw land	18	-	234	252	15,892	16,144	-
Consumer	713	1,352	7,955	10,020	155,840	165,860	-

Total	$3,110	$1,398	$57,903	$62,411	$868,934	$931,345	$-

Percentage of total loans	0.33%	0.15%	6.22%	6.70%	93.30%

The following is an aging analysis of past due financing receivables by class at December 31, 2011:

							Recorded
							Investment
	30-59	60-89	Greater			Total	90 Days or
	Days	Days	than 90	Total Past		Financing	more and
	Past Due	Past Due	Days (1)	Due	Current	Receivables	Accruing
	(Amounts in thousands)
Commercial real estate	$376	$265	$26,484	$27,125	$360,150	$387,275	$-
Commercial and industrial	308	7	3,548	3,863	81,458	85,321	-
Commercial line of credit	50	35	1,429	1,514	43,060	44,574	-
Residential construction	-	-	11,491	11,491	90,454	101,945	-
Home equity lines	248	171	2,637	3,056	92,080	95,136	-
Residential lots	-	-	12,096	12,096	33,068	45,164	-
Raw land	-	-	1,484	1,484	16,004	17,488	-
Consumer	2,839	932	8,879	12,650	160,469	173,119	-

Total	$3,821	$1,410	$68,048	$73,279	$876,743	$950,022	$-

Percentage of total loans	0.40%	0.15%	7.16%	7.71%	92.29%

(1) As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

Note 5 – Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Balance at beginning of period	$24,165	$29,580
Provision for loan losses	2,900	4,100
Charge-offs	(3,568)	(7,086)
Recoveries	684	1,070
Net charge-offs	(2,884)	(6,016)
Balance at end of period	$24,181	$27,664

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the three months ended March 31, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$9,076	$3,036	$7,258	$1,412	$3,383	$24,165
Provision	1,368	816	1,126	(137)	(273)	2,900
Charge-offs	(1,727)	(900)	(572)	(12)	(357)	(3,568)
Recoveries	208	140	49	3	284	684
Ending balance	$8,925	$3,092	$7,861	$1,266	$3,037	$24,181

For nonperforming loans requiring specific ALLL	694	210	829	376	115	$2,224

For accruing troubled debt restructured loans requiring specific ALLL	357	-	1	-	45	403

Ending balance: requiring specific ALLL	$1,051	$210	$830	$376	$160	$2,627

Ending balance: general ALLL	$7,874	$2,882	$7,031	$890	$2,877	$21,554

The following table shows the breakdown of the allowance for loan losses by component loan segment at March 31, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
			(Amounts in thousands)
Allowance for credit losses:
Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	921	128	1,441	804	806	4,100
Charge-offs	(1,897)	(765)	(2,203)	(541)	(1,680)	(7,086)
Recoveries	535	76	325	3	131	1,070
Ending balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664

For nonperforming loans requiring specific ALLL	$350	$510	$1,511	$287	$243	$2,901

For accruing troubled debt restructured loans requiring specific ALLL	121	1	-	-	41	163

Ending balance: requiring specific ALLL	$471	$511	$1,511	$287	$284	$3,064

Ending balance: general ALLL	$5,791	$3,082	$11,586	$1,472	$2,669	$24,600

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Grades 1, 2 and 3 – Better Than Average Risk – Borrowers assigned any one of these ratings would generally be characterized as representing better than average risk. Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss.

•	Grade 4 – Average Risk – Borrowers assigned this rating would generally be characterized as representing average risk. Access to alternate sources of traditional bank financing is evident; secondary repayment sources are sufficient to protect against the risk of principal or income loss. Or, the risk attributable to a marginally sufficient primary repayment source is mitigated by liquid collateral in amounts which, discounted for normal fluctuations in market value, are sufficient to protect against the risk of principal or income loss.

•	Grade 5 – Acceptable Risk/Watch – Loans where the borrower’s ability to repay from primary (intended) repayment source is not clearly sufficient to ensure performance as contracted; however, the loan is performing as contracted, secondary repayment sources are clearly sufficient to protect against the risk of principal or income loss, and the Bank can reasonably expect that the circumstances causing the repayment concern will be resolved. Access to alternate financing sources exists, but may be limited to institutions specializing in higher risk financing.

•	Grade 6 – Special Mention – This would include “Other Assets Especially Mentioned” (OAEM). OAEM are currently protected but potentially weak, they are characterized by undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Potential weakness may weaken the asset or inadequately protect the Bank’s credit position at some future date if not corrected. Evidence that the risk is increasing beyond that at which the loan originally would have been granted. Loans, where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating.

•	Grade 7 – Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or by the value of the collateral pledged, if any. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. Examples include high debt to net worth ratios, declining or negative earnings trends, declining or inadequate liquidity, improper loan structure and questionable repayment sources. Near term improvement is questionable.

•	Grade 8 – Doubtful – Loans classified as doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. Some loss of principal is expected, however, the amount of such loss cannot be fully determined at this time. Factors such as equity injection, alternative financing, liquidation of assets or the pledging of additional collateral can impact the loan. All loans in this category are to immediately be placed on non-accrual with all payments applied to principal until such time as the potential loss exposure is eliminated.

•	Grade 9 – Loss – Loans classified as loss are considered uncollectable and of such little value that there continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

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

The Company’s allowance for loan losses (“ALLL”) is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off and we reduce our allowance by loans charged off. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, trends in past dues and classified assets, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations. Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During 2011, the Company made the following refinements in its allowance methodology. First, the Company individually evaluated accruing TDR loans for impairment which at March 31, 2012 amounted to $22.8 million in accruing TDR loans requiring a specific allowance of $403 thousand. Second, the use of a loan migration factor by risk grade as an increment to historical loss experience was discontinued in the general (FAS 5) loss allowance calculation because of the lack of statistically meaningful supporting data. Third, we enhanced the use of qualitative and quantitative factors to further evaluate the portfolio risk. Except for the impact of the first refinement noted above, the effects of these refinements were offsetting and minimally affected the total allowance.

Note 5 – Allowance for Loan Losses (continued)

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

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at March 31, 2012 and December 31, 2011:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
	(Amounts in thousands)
Acceptable Risk or Better	$269,687	$261,287	$57,584	$57,563	$39,273	$37,883
Special Mention	35,996	49,179	11,202	10,804	3,910	2,796
Substandard	68,843	76,701	13,232	16,526	2,908	3,765
Doubtful	8,250	108	317	428	417	130
Total	$382,776	$387,275	$82,335	$85,321	$46,508	$44,574

	Residential Construction		Home Equity Lines		Consumer
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
	(Amounts in thousands)
Acceptable Risk or Better	$64,807	$62,382	$85,324	$87,325	$129,153	$139,491
Special Mention	9,500	11,212	2,955	2,362	17,780	13,147
Substandard	27,244	28,351	4,968	5,449	18,927	20,481
Total	$101,551	$101,945	$93,247	$95,136	$165,860	$173,119

	Residential Lots		Raw Land
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
		(Amounts in thousands)
Acceptable Risk or Better	$9,742	$10,451	$12,174	$11,807
Special Mention	4,641	5,612	782	976
Substandard	28,541	29,101	3,188	4,705
Total	$42,924	$45,164	$16,144	$17,488

Note 6 – Borrowings

The following is a summary of our borrowings at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$35,000	$5,000
Repurchase agreements	27,145	28,629
	$62,145	$33,629

Long-term borrowings
FHLB advances	$41,593	$71,637
Term repurchase agreements	60,000	60,000
Jr. subordinated debentures	45,877	45,877
	$147,470	$177,514

See Note 8 for discussion on deferral of interest payments on subordinated debentures.

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Increase in cash surrender value of life insurance	254	266
Gain (loss) and net cash settlement on economic hedges	85	(605)
Other	263	237

	$602	$(102)

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Postage, printing and office supplies	$165	$171
Telephone and communication	216	248
Advertising and promotion	228	231
Data processing and other outsourced services	257	171
Professional services	442	833
Debit card expense	253	216
Gain on sales of foreclosed assets	(73)	(280)
Other	1,272	1,351

	$2,760	$2,941

Note 8 – Regulatory Matters

Regulatory Actions and Management’s Compliance Efforts

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

As previously reported, the Company suspended the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and the Company elected to defer the payment of quarterly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities. The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of March 31, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $3.2 million and $3.7 million, respectively.

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•	As of March 31, 2012, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by an amount (52%) exceeding its scheduled reduction of 35% at its second measurement point (by the one year anniversary of the Consent Order, February 25, 2012).

The process of responding to the provisions of the Consent Order is well underway. To date, management believes that the Company’s compliance efforts have been satisfactory and within the scheduled time frames. Compliance efforts remain ongoing.

Note 8 – Regulatory Matters (continued)

The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and total risk-based capital of 11%. As shown in the table below, the Bank had regulatory capital in excess of the Consent Order requirements as of March 31, 2012.

The minimum capital requirements to be characterized as “well capitalized”, as defined by regulatory guidelines, the capital requirements pursuant to the Consent Order and the Bank’s actual capital ratios were as follows for March 31, 2012:

		Minimum Regulatory Requirement
		"Well	Pursuant to
Captial ratios	Bank	Capitalized"	Consent Order
Total risk-based	14.16%	10%	11%
Tier 1 risk-based	12.90%	6%	N/A
Tier 1 leverage	9.36%	5%	8%

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

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with regulatory capital ratios. Under the June 23, 2011 Written Agreement, there were no minimum regulatory ratios imposed by the Federal Reserve. In the written capital plan submitted to the Federal Reserve in June 2011, the Company set the regulatory well capitalized minimum requirements as its capital targets. As of March 31, 2012, the Company’s capital exceeded the minimum requirements for a “well capitalized” bank holding company. Information regarding the Company’s capital at March 31, 2012 is set forth below:

			Minimum
	Actual		"Well Capitalized"
Captial ratios	Amount	Ratio	Requirements
Total risk-based	$156,936	14.49%	10%
Tier 1 risk-based	129,847	11.99%	6%
Tier 1 leverage	129,847	8.71%	5%

Note 9 – Cumulative Perpetual Preferred Stock

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

In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this preferred stock. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of March 31, 2012, the total amount of cumulative dividends and interest owed to the US Treasury was $3.2 million. If the Company defers more than six quarterly payments to the US Treasury, then the US Treasury will have the right to elect two new board members. Directors elected by the US Treasury may not have the same interests as other shareholders and may desire the Company to take certain actions not supported by other shareholders. There can be no assurances that directors elected to represent the US Treasury would be supportive of our management’s business plans or the interests of other shareholders. Therefore, the election of directors to represent the US Treasury could have a material adverse effect on our business or the direction of its future prospects. As a part of the merger with Capital Bank, it is expected that the Treasury’s investment in the Company’s preferred stock will be redeemed.

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

The Company currently has twelve derivative instrument contracts consisting of one interest rate cap, nine interest rate swaps and two foreign exchange contracts. The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate cap and swaps while foreign exchange risk is the primary risk for the foreign exchange contracts. The Company’s strategy is to use derivative contracts to stabilize and improve net interest margin and net interest income currently and in future periods. In order to acquire low cost, long term funding without incurring currency risk, the Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits. The interest rate on the underlying certificates of deposit with an original notional value/amount of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency swap is also based on this proprietary index.

Note 10 – Derivatives (continued)

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	March 31, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges
Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$378	$65,000	$436	$65,000
Currency Exchange contracts	(458)	10,000	(457)	10,000
Cash flow hedges

Interest rate swaps associated with borrowing activities: Loan contracts	(46)	35,000	-	-
Trust Preferred contracts	(143)	10,000	(202)	10,000
Interest rate cap contracts	2	12,500	9	12,500
	$(267)	$132,500	$(214)	$97,500

See Note 11 for additional information on fair values of net derivatives.

The following table further breaks down the derivative positions of the Company:

	As of March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$2
Interest rate swap contracts	Other Assets	378	Other Liabilities	$189
Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	458
Total derivatives		$380		$647
Net Derivative Asset (Liability)				$(267)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$9
Interest rate swap contracts	Other Assets	436	Other Liabilities	$202
Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	457
Total derivatives		$445		$659
Net Derivative Asset (Liability)				$(214)

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended March 31, 2012

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(53)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$59		$(70)

For the Three Months Ended March 31, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(1)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$(12)		$(74)

Prior to 2011, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship. During the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement on an interest rate swap relating to trust preferred securities. The Company recorded a $59 thousand gain on this swap into non-interest income during the three months ended March 31, 2012. The payment of interest on the trust preferred securities was suspended in February 2011 which resulted in the swap changing its status from effective to ineffective. The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.

Note 10 – Derivatives (continued)

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges, the ineffective portion of cash flow hedges and other economic hedges.

.For the Three Months Ended March 31, 2012

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$85

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$326

For the Three Months Ended March 31, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(605)

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$528

The interest rate swap with borrowing activities on trust preferred securities has a maturity date of September 6, 2012. The maturity date for the interest rate cap contract is February 18, 2014. The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013. The interest rate swaps on certificates of deposit have maturity dates of July 16, 2017, January 3, 2018, January 11, 2018, July 28, 2025, August 27, 2030, September 30, 2030, October 12, 2040 and December 17, 2040. All of these swaps have the ability to be called by the counterparty prior to their maturity date. Three interest rate swaps on certificates of deposit have passed their call dates (July 28, 2011, May 27, 2011 and September 30, 2011) and are now callable quarterly. Two others have original call dates of October 14, 2014 and November 28, 2014. On April 28, 2012, an interest rate swap on certificates of deposit with a notional amount of $15.0 million was called by the counterparty.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities was $5.0 million and $7.3 million at March 31, 2012 and December 31, 2011, respectively. Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged. The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at March 31, 2012.

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

Investment securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Most of these securities are US government agency debt obligations and agency mortgage-backed securities traded in active markets. The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measures as Level 2.

Loans

The fair value of commercial and other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For these loans, internal credit risk methodologies are used to adjust values for expected losses. For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. In addition for residential mortgage loans, internal prepayment risk assumptions are incorporated to adjust contractual cash flows.

Investment in bank-owned life insurance

The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer. In assessing the fair value of the cash surrender value of this asset, we evaluate quantitative factors such as the level of death claims on the underlying policies and the impact of aging/actuarial factors.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting expected cash flows using the rates currently offered for deposits of similar remaining maturities.

Note 11 - Disclosures About Fair Values of Financial Instruments (continued)

Borrowings

As it relates to the Company’s subordinated debentures, a portion of this debt is publicly traded on NASDAQ under the ticker “SCMFO”. The remaining fair values on the subordinated debentures are calculated by reference to the market price of the publicly traded comparable trust preferred securities as an indication of the Company’s credit risk. The remaining fair values are based on discounting expected cash flows at the current interest rate for debt with the same or similar remaining maturities and collateral requirements.

Accrued interest

The carrying amounts of accrued interest receivable and payable approximate fair value.

Derivative financial instruments

Interest rate swaps and the interest rate option are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date using interest rates appropriate for the term structure of the financial instrument hedged and for the counterparty involved. As a result, the Company classifies interest rate swaps as Level 3.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
		Estimated fair value
	Carrying amount	Level 1	Level 2	Level 3
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$22,206	$22,206	$-	$-
Federal funds sold and overnight deposits	46,050	46,050	-	-
Investment securities available for sale	350,577	-	350,577	-
Investment securities held to maturity	52,260	-	54,209	-

Loans held for sale and loans, net of allowance	911,547	-	-	850,178

Investment in life insurance	31,173	-	-	31,173
Accrued interest receivable	5,438	-	-	5,438

Financial liabilities:
Deposits	1,181,758	-	-	1,184,317
Short-term borrowings	62,145	-	-	64,387
Long-term borrowings	147,470	33,431	9,500	110,952
Accrued interest payable	5,503	-	-	5,503

On-balance sheet derivative financial instruments:
Interest rate swaps	(269)	-	189	(458)
Interest rate option	2	-	2	-

Note 11 - Disclosures About Fair Values of Financial Instruments (continued)

	December 31, 2011
		Estimated fair value
	Carrying amount	Level 1	Level 2	Level 3
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$23,356	$23,356	$-	$-
Federal funds sold and overnight deposits	23,198	23,198	-	-
Investment securities available for sale	362,298	-	362,298	-
Investment securities held to maturity	44,403	-	45,514	-

Loans held for sale and loans, net of allowance	930,316	-	-	867,438

Investment in life insurance	30,919	-	-	30,919
Accrued interest receivable	5,843	-	-	5,843

Financial liabilities:
Deposits	1,183,172	-	-	1,177,073
Short-term borrowings	33,629	-	-	35,334
Long-term borrowings	177,514	14,352	4,160	143,376
Accrued interest payable	5,219	-	-	5,219

On-balance sheet derivative financial instruments:
Interest rate swaps	(223)	-	234	(457)
Interest rate option	9	-	9	-

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to GAAP and expands disclosures about fair value measurements. Under these standards, there is a three level fair value hierarchy that is fully described below. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale and foreclosed assets. At March 31, 2012 and December 31, 2011, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

Note 12 – Fair Values of Assets and Liabilities (continued)

There were no transfers between any of the levels during first quarter 2012. The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US Government agencies	$23,800	$-	$23,800	$-
Asset-backed securities	292,369	-	292,369	-
Municipals	27,560	-	27,560	-
Trust preferred securities	2,332	-	2,332	-
Common stocks and mutual funds	3,525	-	3,525	-
Other	991	-	991	-
Derivatives
Interest rate swaps	(267)	-	191	(458)

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$34,729	$-	$34,729	$-
Asset-backed securities	291,368	-	291,368	-
Municipals	29,220	-	29,220	-
Trust preferred securities	2,321	-	2,321	-
Corporate bonds	3,659	-	3,659	-
Other	1,001	-	1,001	-
Derivatives
Interest rate swaps	(214)	-	243	(457)

The table below presents reconciliation for the period of January 1, 2012 to March 31, 2012, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs
(Amounts in thousands)
Net Derivatives
Beginning Balance January 1, 2012	$(457)
Total realized and unrealized gains or losses:
Included in earnings	(1)
Included in other comprehensive income	-
Purchases	-
Issuances	-
Settlements	-
Transfers in and/or out of Level 3	-
Ending Balance	$(458)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being US government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2. No securities were transferred between level 1 and level 2 during the three months ended March 31, 2012.

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan. At March 31, 2012, loans with a book value of $76.8 million were evaluated for impairment. Of this total, $28.3 million required a specific allowance totaling $2.6 million for a net fair value of $25.7 million. The methods used to determine the fair value of these loans were considered level 3.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$25,702	$-	$-	$25,702

Foreclosed assets	24,032	-	-	24,032

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$21,388	$-	$-	$21,388

Foreclosed assets	19,812	-	-	19,812

The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%. If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 8.7%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 13.4%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level. However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended March 31, 2012, the Company completed a number of measures to strengthen its credit risk management, including enhancements to credit underwriting and credit approval, more comprehensive procedures to identify and evaluate troubled debt restructurings and a strengthening of the staffing and Board oversight for the Bank’s internal loan review function. As a part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves risk. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-Q and information incorporated by reference in this Form 10-Q, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline and shareholders could lose part or all of their investment. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.

Risks Related to Holding Southern Community Common Stock

Failure to consummate the acquisition transaction with Capital Bank Financial Corp.

While we intend and expect to meet all of the conditions required to consummate the transaction with Capital Bank Financial Corp., there are certain closing conditions which are beyond our control whose occurrence, or failure, could result in the transaction being terminated. These factors include the failure of Capital Bank Financial Corp. to complete its Initial Public Offering or the consideration by our Board of a competing offer. Under certain circumstances, the consideration of a competing offer could result in the Company paying significant termination fees and expenses as disclosed in Note 2 to the financial statements. If the transaction with Capital Bank Financial Corp. fails to be consummated, the Company would be obligated to pay its expenses incurred in the transaction (which could be material and would have to be expensed immediately). We could also experience material operational disruptions, including a loss of key employees and/or key customer relationships. Failure of the transaction to be consummated could have a material adverse effect on our business, future prospects, financial condition or results of operations and shareholders might not be able to realize a similar value for their shares for some time.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: May 15, 2012	By:	/s/ F. Scott Bauer
F. Scott Bauer
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 59 -