Form 10-Q
period 2012-06-30
SOUTHERN COMMUNITY FINANCIAL CORP
filed 2012-08-08
CIK 1159427

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2012 (the most recent practicable date), the registrant had outstanding 16,852,525 shares of Common Stock, no par value.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition June 30, 2012 and December 31, 2011	22

	Consolidated Statements of Operations Three Months and Six Months Ended June 30, 2012 and 2011	23

	Consolidated Statements of Comprehensive Income (Loss) Three Months and Six Months Ended June 30, 2012 and 2011	24

	Consolidated Statement of Changes in Stockholders’ Equity Six Months Ended June 30, 2012	25

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and 2011	26

	Notes to Consolidated Financial Statements	27

	Selected Financial Data	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4 -	Controls and Procedures	61

Part II.	Other Information

Item 1A -	Risk Factors	62

Item 6 -	Exhibits	62

Signatures		63

Part I. Financial Information

SElected financial data

	At or for the Quarter Ended						% Change June 30, 2012 from
	June 30,		December 31,		June 30,		December 31,	June 30,
	2012		2011		2011		2011	2011
	(Amounts in thousands, except per share data)
Operating Data:
Interest income	$15,442		$16,602		$18,148		(7)%	(15)%
Interest expense	4,772		5,111		5,578		(7)	(14)
Net interest income	10,670		11,491		12,570		(7)	(15)
Provision for loan losses	2,300		3,400		3,700		(32)	(38)
Net interest income after provision for loan losses	8,370		8,091		8,870		3	(6)
Non-interest income	3,898		4,403		3,534		(11)	10
Non-interest expense	11,177		11,497		11,255		(3)	(1)
Income before income taxes	1,091		997		1,149		9	(5)
Income tax expense (benefit)	-		-		-		-	-
Net income	$1,091		$997		$1,149		9	(5)
Effective dividend on preferred stock	645		638		638		1	1
Net income available to common shareholders	$446		$359		$511		24	(13)

Net Income Per Common Share:
Basic	$0.03		$0.02		$0.03
Diluted	0.03		0.02		0.03

Selected Performance Ratios:
Return on average assets	0.30%		0.26%		0.29%
Return on average equity	4.44%		4.02%		5.00%
Net interest margin (1)	3.15%		3.22%		3.43%
Efficiency ratio (2)	76.72%		72.34%		69.89%

Asset Quality Ratios:
Nonperforming loans to period-end loans	6.01%		7.13%		6.42%
Nonperforming assets to total assets (3)	5.18%		5.85%		5.75%
Net loan charge-offs to average loans outstanding (annualized)	1.52%		2.29%		1.46%
Allowance for loan losses to period-end loans	2.50%		2.53%		2.65%
Allowance for loan losses to nonperforming loans	0.42	X	0.36	X	0.41	X

Capital Ratios:
Total risk-based capital	14.87%		14.26%		13.41%
Tier 1 risk-based capital	12.38%		11.75%		10.90%
Leverage ratio	8.95%		8.47%		7.97%
Equity to assets ratio	6.93%		6.50%		6.07%

Balance Sheet Data (End of Period):
Total assets	1,446,961		1,502,578		1,561,986		(4)	(7)
Loans	913,591		950,022		1,038,349		(4)	(12)
Deposits	1,126,701		1,183,172		1,247,888		(5)	(10)
Short-term borrowings	59,268		33,629		7,353		76	706
Long-term borrowings	147,426		177,514		202,601		(17)	(27)
Stockholders’ equity	100,339		97,635		94,740		3	6

Other Data:
Weighted average shares
Basic	16,858,572		16,827,684		16,835,724
Diluted	16,934,115		16,891,910		16,906,810
Period end outstanding shares	16,854,775		16,827,075		16,831,375
Number of banking offices	22		22		22
Number of full-time equivalent employees	286		290		289

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

Subject to the terms and conditions set forth in the Agreement dated March 26, 2012 and as amended on June 25, 2012, each share of Southern Community Common Stock issued and outstanding at the effective time of the Merger will be converted into the right to receive $3.11 in cash, without interest and less any applicable withholding taxes.

Each outstanding option to purchase shares of Southern Community common stock will be vested prior to the Merger and be paid in cash equal to the difference between the exercise price of the option and $3.11 and each share of Southern Community restricted stock will vest immediately prior to the Merger and all restrictions will immediately lapse.

Southern Community shareholders will also be granted one non-transferable contingent value right (“CVR”) per share, with each CVR eligible to receive a cash payment equal to 75% of the excess, if any, of (i) $87 million over (ii) net charge-offs and net realized losses on Southern Community’s legacy loan portfolio and foreclosed assets for a period of five years from the closing date of the Merger, with a maximum payment of $1.30 per CVR. Payout of the CVR will be overseen by a special committee of the CBF Board. Southern Community shareholders may also receive an additional cash payment based on the terms of a potential repurchase by CBF of the securities issued by Southern Community to the United States Department of the Treasury.

Upon the closing of the Merger, Dr. William G. Ward, Sr., the Chairman of Southern Community’s Board of Directors, will join the Board of Directors of both CBF and its subsidiary bank (“Capital Bank”), and James G. Chrysson, the Vice Chairman of the Board of Southern Community, will join the Board of Capital Bank.

The obligations of Southern Community and CBF to consummate the merger are subject to certain conditions, including: (i) approval of the Merger by the shareholders of Southern Community; (ii) receipt of required regulatory approvals (and in CBF’s case, without the imposition of an unduly burdensome regulatory condition); (iii) the absence of any injunction or similar restraint enjoining or making illegal consummation of the Merger or any of the other transactions contemplated by the Agreement; (iv) the continuing material truth and accuracy of representations and warranties made by the parties in the Agreement; and (vi) the performance in all material respects by each of the parties of its covenants under the Agreement. Some of these conditions may be waived by the party for whose benefit they were included in the Agreement. CBF’s obligation to close is subject to certain additional conditions, including the absence of a material adverse effect on Southern Community and the amendment or waiver of certain of Southern Community’s compensation-related agreements.

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

On July 25, 2012, the Board terminated the employment of Messrs. Bauer and Clark effective September 22, 2012. Their employment agreements, which have now been terminated, contained change in control provisions that provided for a lump sum payment equal to three times the sum of the applicable officer’s base salary for the year of the change in control and the incentive compensation paid in the year prior to the change in control. As previously disclosed in Southern Community’s Form 10-K/A, Amendment No. 1 for the year ended December 31, 2011, the following would have been the estimated cost to the Company in the event of a change in control as of January 1, 2012, pursuant to the employment agreements and Salary Continuation Agreements and assuming that the Treasury’s investment in Southern Community was repaid in full, the Company was no longer under regulatory restrictions and not taking into account the amendments contemplated by the merger agreement. On behalf of Messrs. Bauer and Clark, the estimated cost to the Company would have been approximately $2,622,297 and $1,366,220, respectively. As a condition to the closing of the merger, both the amounts and the terms of potential change in control payments under the employment agreements with Messrs. Bauer and Clark were required to be amended. Since neither officer will be an employee of Southern Community at the time of the merger, amendments to their employment agreements will not be required to consummate the merger.

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

As previously reported, the Company suspended the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and the Company elected to defer the payment of quarterly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities. The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of June 30, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $3.9 million and $4.3 million, respectively.

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•	As of June 30, 2012, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by an amount (60%) exceeding its scheduled reduction of 35% by February 2012 and meeting, in advance, its August 2012 scheduled reduction of 60%.

To date, management believes that the Company’s compliance efforts have been satisfactory and within the scheduled time frames. Compliance efforts remain ongoing.

Summary of Second Quarter

Total assets decreased $54.4 million, or 3.6%, during the second quarter as loans continued to decline but at a much slower rate. Investment securities decreased by $89.8 million, or 22.3%, due to the Company’s active management of the investment portfolio. Loans outstanding decreased $17.8 million, or 1.9%, as loan pay downs continued to exceed weak loan demand. The allowance for loan losses decreased $1.2 million, or 5.1%, to $23.0 million during the quarter as the specific allowance requirements decreased $928 thousand to $1.7 million while the volume of impaired loans individually evaluated for impairment decreased $2.0 million. Foreclosed assets decreased $4.1 million as the $831 thousand in writedowns and $6.4 million in foreclosed assets sold exceeded the new foreclosed asset additions during the quarter of $3.1 million. The liquidity from the loan pay downs and sales of investment securities held at the Federal Reserve ended the quarter at an unusually high balance of $101.5 million. Total deposits were $1.13 billion at June 30, 2012, a decrease of $55.1 million, or 4.7%, from the prior quarter end. The decrease in deposits included decreases of $44.5 million in time deposits and $13.7 million in interest bearing transaction accounts while demand deposits increased $3.2 million. This decrease in time deposits consisted of $24.4 million in outflows of maturing brokered deposits and $20.1 million in customer certificates of deposits. Interest bearing transaction accounts also declined with decreases of $11.1 million in NOW accounts, $2.4 million in money market accounts and $214 thousand in savings accounts. The decrease in interest bearing transaction accounts combined with the decrease in higher cost customer certificates of deposit and brokered deposits minimized the two basis point decrease in the net interest margin for the quarter. We expect wholesale funding to continue to decrease as the Company seeks to grow its core deposits and not renew maturing brokered deposits. Borrowings decreased $2.9 million, or 1.4%, from the prior quarter due primarily to decreased customer repurchase agreement activity.

Net interest income decreased $248 thousand, or 2.3%, for the second quarter compared to the first quarter. The interest rate environment remained stable in the second quarter as the Federal Reserve maintained the federal funds target rate consistent with the prior quarter and changes in LIBOR rates were relatively minor. Total interest income decreased $403 thousand, or 2.5%, while the cost of funds decreased $155 thousand, or 3.2%, compared to the previous quarter. The sequential decrease in interest income was attributable to a $15.5 million decrease in average loan balances and a four basis point decline in the earning asset yields due to the shift in the earning asset mix from loans into lower yielding investments and overnight funds. Interest expense declined primarily due to reduced cost of deposits as interest bearing deposit balances dropped significantly and the continued downward repricing of deposits. The net interest margin decreased two basis points to 3.15% compared to 3.17% for the linked quarter and decreased 28 basis points when compared to 3.43% for the second quarter of 2011. Management expects that interest margin compression will continue in the near future due to, among other factors, (i) more competitive pricing for loans, (ii) a continuation of current balance sheet trends in loan portfolio reduction and earning asset mix shift, (iii) a reduction in the investment securities portfolio and corresponding increase in interest bearing balances held at the Federal Reserve and federal funds sold and (iv) less impactful opportunities to reduce the cost of funds due to the low current interest rate structure of deposits.

The Company’s provision for loan losses of $2.3 million decreased from $2.9 million for the first quarter and decreased from $3.7 million for the second quarter of 2011. Net charge-offs of $3.5 million increased $600 thousand compared to $2.9 million in the first quarter. Annualized net charge-offs increased to 1.52% of average loans in second quarter 2012 from 1.22% of average loans for first quarter and year-over-year from 1.46% of average loans for the second quarter 2011. Nonperforming loans decreased to $55.1 million, or 6.01% of loans, at June 30, 2012 from $57.9 million, or 6.19% of loans, at March 31, 2012. Nonperforming assets decreased to $75.0 million, or 5.18% of total assets, at June 30, 2012 from $81.9 million, or 5.46% of total assets, at March 31, 2011. The allowance for loan losses of $23.0 million at June 30, 2012 represented 2.50% of total loans and 42% coverage of nonperforming loans at current quarter-end compared with 2.58% of total loans and 42% coverage of nonperforming loans at March 31, 2012. We believe the allowance is adequate for losses inherent in the loan portfolio at June 30, 2012.

Non-interest income of $3.9 million increased $466 thousand, or 13.6%, compared to $3.4 million for the prior quarter and increased $364 thousand, or 10.3%, compared to $3.5 million for the second quarter of 2011. The major sequential changes in non-interest income were increases of $601 thousand from gains on sale of investment securities, an increase of $126 thousand in wealth management income and an increase of $93 thousand in derivative activity. These increases were offset by a decrease in Small Business Investment Corporation (SBIC) income of $370 thousand. The year-over-year increase of $364 thousand in non-interest income was primarily due to increased gains on sale of investment securities of $340 thousand and an increase in SBIC income of $177 thousand; partially offsetting these year-over-year increases was a decrease of $218 thousand in service charges on deposit accounts.

Non-interest expense of $11.2 million in the second quarter of 2012 increased $542 thousand, or 5.1%, from the prior quarter and decreased by $78 thousand, or 0.7%, compared with the year ago period. Linked quarter expense increases were primarily due to increases of $225 in foreclosed asset related expenses and $673 thousand in merger related expense offset by increased gains in sales of foreclosed property of $110 thousand and decreases of $73 thousand in debit card rewards expense and $51 thousand in other outside services expense. Non-interest expense decreased $78 thousand year-over-year primarily from decreases in occupancy and equipment of $198 thousand, FDIC deposit insurance of $161 thousand and advertising of $150 thousand which were offset by an increase of $387 thousand in foreclosed asset related expenses.

Financial Condition at June 30, 2012 and December 31, 2011

During the six month period ending June 30, 2012, total assets declined $55.4 million, or 3.7%, to $1.45 billion. The Company continued to emphasize improving the funding mix and reducing brokered deposits during this time of asset shrinkage from slow loan demand. A decrease of $36.4 million in loans and $93.7 million in investment securities was offset by an increase of $78.6 million in interest bearing deposits and overnight funds. Investment securities that matured or were sold during the quarter remained in our interest bearing account at the Federal Reserve instead of being reinvested due to merger related considerations. Demand deposits increased $12.6 million during the six month period, reaching an all-time high of $148.0 million or 13.1% of total deposits. Money market, NOW and savings accounts increased $9.7 million. Time deposits decreased $78.8 million as a result of $60.2 million in brokered deposits not being renewed, while customer time deposits decreased $18.6 million. The decrease in customer time deposits was due to lower retention of maturing certificates of deposits at a time of declining deposit offering rates and the Bank’s less competitive pricing on time deposits.

Total loans decreased $36.4 million, or 3.8%, during the six month period with decreases in the following major categories: $14.7 million, or 8.5%, in consumer loans, $14.5 million, or 3.8%, in commercial real estate loans, $5.6 million, or 12.3%, in residential lots, $3.2 million or 3.4%, in home equity lines, $2.5 million or 2.9% in commercial and industrial loans and $2.3 million in other loans. Commercial lines of credit increased $3.4 million or 7.7% and residential construction increased $3.0 million or 2.9% during the quarter. Loans outstanding decreased during the period as a result of large loan payoffs and continued problem loan remediation although the amount of the decrease was much less than in prior quarters due to some improvement in new loan volume for the quarter. The allowance for loan losses decreased $1.2 million year to date with a provision of $5.2 million and net charge-offs of $6.4 million. Net charge-offs increased in the second quarter to $3.5 million from the first quarter total of $2.9 million while the provision decreased due to factors discussed in the Asset Quality section below. Year to date net charge-offs have decreased to $6.4 million for the current year from $9.9 million for the six month period of 2011. The reduced amount of provision and charge-offs during the second quarter reflected moderating economic conditions and continued improving trends in the Company’s asset quality.

At June 30, 2012, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.95%, 12.38% and 14.87%, respectively. As of June 30, 2012, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.66%, 13.36% and 14.62%, respectively. Our capital position remains in excess of our required regulatory capital ratios, including the capital requirements pursuant to the Consent Order. See Note 8 to the financial statements for an update on compliance with the Consent Order. Given the current regulatory environment and recent legislation, our regulatory burden could increase with a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions. While regulatory capital requirements are considered, the Company also evaluates its capital needs based on other appropriate business considerations on an ongoing basis. Although raising additional capital has been considered and discussed in recent filings, management does not expect to seek additional sources of capital due to the pending merger with Capital Bank. At June 30, 2012, our stockholders’ equity totaled $100.3 million, an increase of $2.7 million compared to December 31, 2011. The increase is primarily the result of $1.9 million in net income and $769 thousand in other comprehensive income.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Net Income. Our net income from operations of $1.1 million and our net income available to common shareholders of $446 thousand for the three months ended June 30, 2012 decreased $58 thousand and $65 thousand, respectively, from the same three month period in 2011. Net income per share available to common shareholders was $0.03 per share, both basic and diluted, for the three months ended June 30, 2012 which were unchanged in comparison with the same period in 2011. Net interest income for the second quarter of 2012 was $10.7 million, down from $12.6 million, or a decrease of $1.9 million, or 15.1%, compared with the second quarter 2011, primarily due to a $108.6 million decrease in the average balance of interest earning assets. The net interest margin of 3.15% declined 28 basis points from the year ago period. The shift in the mix of earning assets from loans to lower yielding investments and overnight funds and the decreased loan yields due to pricing competition were the main influences on net interest income. The yield on interest earning assets decreased 39 basis points while the cost of funds decreased only nine basis points year-over-year. Due to the current unusually low interest rate environment, management’s ability to continue to reprice downward our deposits to achieve a meaningful reduction in our cost of funds is limited. A positive factor included in net income was the $1.4 million reduction in the provision for loan losses for the period. Non-interest income was $3.9 million during the second quarter of 2012, which represents an increase of 10.3% from non-interest income of $3.5 million reported in the comparable period in 2011. Non-interest expense declined $78 thousand year-over-year.

Net Interest Income. During the three months ended June 30, 2012, our net interest income was $10.7 million, a decrease of $1.9 million, or 15.1%, over the second quarter 2011. Interest income decreased $2.7 million from the reduced level of interest earning assets. This reduction in our interest income exceeded the $806 thousand decrease in interest expense from reduced interest bearing deposit volume and repricing of deposits.

The average yield on interest-earning assets in the second quarter of 2012 decreased 39 basis points to 4.56% compared to the second quarter 2011 due to the decline in yields for investment securities and the shift in mix from loans to lower yielding securities and overnight deposits. The lower interest rate environment has also impacted our funding costs. Deposits, such as money market and NOW accounts, are repriced at the discretion of management while time deposits can only be repriced as they mature. Over the past year, management repriced all of our deposits downward to continue to lower our funding cost while remaining competitive. Given the Bank’s excess liquidity levels and weak loan demand, management has focused on reducing its levels of time deposits and has continued to reprice deposit offering rates downward. Our cost of average interest bearing liabilities for the second quarter of 2012 decreased eight basis points to 1.58% compared to the second quarter of 2011. For the second quarter 2012, our net interest margin of 3.15% decreased 28 basis points from 3.43% for the second quarter of 2011.

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

	Three Months			Three Months
	Ended June 30, 2012			Ended June 30, 2011
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$931,809	$12,824	5.54%	$1,059,527	$15,003	5.68%
Investment securities available for sale	352,247	1,914	2.19%	304,750	2,490	3.28%
Investment securities held to maturity	51,591	690	5.39%	52,937	618	4.68%
Federal funds sold and overnight deposits	26,505	14	0.21%	53,581	37	0.28%

Total interest earning assets	1,362,152	15,442	4.56%	1,470,795	18,148	4.95%
Other assets	105,434			11,660
Total assets	$1,467,586			$1,482,455

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$487,267	$521	0.43%	$497,711	$731	0.59%
Time deposits greater than $100K	213,213	604	1.14%	237,658	583	0.98%
Other time deposits	301,380	1,383	1.85%	394,895	1,978	2.01%
Short-term borrowings	62,252	424	2.75%	7,037	35	1.99%
Long-term borrowings	147,440	1,840	5.02%	210,592	2,251	4.29%

Total interest bearing liabilities	1,211,552	4,772	1.58%	1,347,893	5,578	1.66%

Demand deposits	144,867			132,559
Other liabilities	12,419			9,794
Stockholders' equity	98,748			92,209

Total liabilities and stockholders' equity	$1,467,586			$1,582,455

Net interest income and net interest spread		$10,670	2.98%		$12,570	3.29%
Net interest margin			3.15%			3.43%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.43%			109.12%

Provision for Loan Losses. The Company recorded a $2.3 million provision for loan losses for the quarter ended June 30, 2012, representing a decrease of $1.4 million from the $3.7 million provision for the second quarter of 2011. The level of provision for the quarter is reflective of the trends in the loan portfolio, including levels of nonperforming loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period. The year-over-year decrease in the provision was based on management’s analysis and evaluation of the adequacy of the level of the allowance for loan losses. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality” below. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.52% for the quarter ended June 30, 2012, compared with 1.46% for the quarter ended June 30, 2011.

Non-Interest Income. For the three months ended June 30, 2012, non-interest income increased $364 thousand, or 10.3%, to $3.9 million from $3.5 million for the same period in 2011 primarily as a result of increased gain on sales of investment securities of $340 thousand and SBIC income of $177 thousand. Insufficient fund, or NSF, charges continued their trend, decreasing $178 thousand, based on a reduction in transaction volumes and other service charges, including debit card charges, decreased $40 thousand. Wealth management fees and mortgage banking income increased $36 thousand and $33 thousand, respectively; while income from derivative activities and other non-interest income remained virtually unchanged.

Non-Interest Expense. For the three months ended June 30, 2012, non-interest expenses decreased $78 thousand or 0.7%, over the same period in 2011. Merger related expenses including investment banker fees, legal fees and CPA fees, which were not present in the second quarter of 2011, were $673 thousand. Expenses related to foreclosed assets continued to be significant including a year-over-year increase in foreclosed property writedowns of $528 thousand offset by reduced other expenses of $141 thousand. Gains on sales of foreclosed assets decreased $25 thousand due to a number of factors including the higher mix of residential lots being sold this year. Reduced legal and professional expenses included savings of $165 thousand in legal fees and $287 thousand in fees on other professional services. The reduced legal fees related to a decreased volume of problem asset remediation litigation and other work. FDIC deposit insurance premiums decreased $161 thousand primarily due to decreased levels of deposits and a change in the basis of the quarterly assessment calculation. Although the premiums decreased year-over year, the premiums remained high as a result of the previously announced Consent Order and will remain at the higher assessment rates until the Consent Order is no longer in effect. Salaries and employees benefits increased $79 thousand from increases in commissions on mortgage and wealth management production, employee insurance costs and payroll taxes. Occupancy and equipment expense decreased $198 thousand which included decreases of $48 thousand in furniture and equipment depreciation, software maintenance of $44 thousand and building repairs of $49 thousand. Other reductions in non-interest expense included, among other things, advertising of $150 thousand, debit card rewards program of $73 thousand and real estate appraisals of $68 thousand.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the quarter ending June 30, 2012 or for the second quarter 2011. The Company has now used all available net operating loss (NOL) carry backs and now has an NOL carry forward. No income tax expense is expected until income taxes on future earnings exceed the NOL carry forward of approximately $4.7 million.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Net Income. Our net income after preferred dividends for the six months ended June 30, 2012 was $616 thousand, compared to $23 thousand for the six months ended June 30, 2011. Net interest income decreased $3.8 million, or 15.0%, compared to the 2011 six month period as net interest margin declined 26 basis points due to decreased yields on loans and the shift in mix of earning assets from loans to lower yielding securities and overnight funds while continuing the downward repricing of deposits and borrowings. The provision for loan losses continued to be the most significant factor in improved profitability, decreasing $2.6 million, or 33.3%, compared to the prior year period. Non-interest income increased $893 thousand, or 13.9%, compared to the prior six month period with significant differences between the two periods discussed below. Non-interest expense decreased $926 million, or 4.1%, year-over-year. The largest increase in non-interest expense for the six month period was $673 thousand for merger related expenses; while the largest decrease was in FDIC deposit insurance expense which decreased $543 thousand.

Net Interest Income. During the six months ended June 30, 2012, our net interest income totaled $21.6 million, a year-over-year decrease of $3.8 million, or 15.0%. The primary reasons for this decrease were the $121.4 million reduction in the average balance of earning assets and the shift in the mix of earning assets from loans to lower yielding investment securities and overnight funds. The impact of these two factors was partially mitigated through the downward repricing of deposits and borrowings as well as an improved funding mix as previously mentioned. Our average yield on interest-earning assets decreased 39 basis points to 4.58% for the first six months of 2012 compared to the same period in 2011. Declining rates have also impacted our funding costs for the first six months of 2012, as funding costs decreased nine basis points to 1.59% from 1.68% for the comparable period a year ago. Average interest bearing liabilities decreased $148.7 million, or 10.8%, to $1.36 billion from $1.23 billion for the six month period ended June 2011. Average demand deposits increased $13.0 million, or 10.3%, year-over-year. For the six months ended June 30, 2012, our net interest spread decreased 30 basis points compared to the prior year at 3.29%; while our net interest margin was 3.16% compared to 3.42% for the prior year period.

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

	Six Months			Six Months
	Ended June 30, 2012			Ended June 30, 2011
	(Amounts in thousands)
	Average balance	Interest earned/paid	Average yield/cost	Average balance	Interest earned/paid	Average yield/cost
Interest-earning assets:
Loans	$939,564	$26,040	5.57%	$1,085,468	$30,516	5.67%
Investment securities available for sale	358,358	3,951	2.22%	308,607	5,053	3.30%
Investment securities held to maturity	49,304	1,267	5.17%	49,337	1,167	4.77%
Federal funds sold and over night deposits	26,937	29	0.22%	52,180	111	0.43%

Total interest earning assets	1,374,163	31,287	4.58%	1,495,592	36,847	4.97%
Other assets	105,213			110,988
Total assets	$1,479,376			$1,606,580

Interest-bearing liabilities:
Deposits:
Money market, NOW and savings	$484,555	$1,036	0.43%	$519,414	$1,611	0.63%
Time deposits greater than $100K	215,553	1,210	1.13%	223,313	1,156	1.04%
Other time deposits	318,751	2,943	1.86%	414,487	4,148	2.02%
Short-term borrowings	61,514	836	2.74%	15,013	113	1.52%
Long-term borrowings	148,671	3,674	4.97%	205,542	4,418	4.33%

Total interest bearing liabilities	1,229,044	9,699	1.59%	1,377,769	11,446	1.68%

Demand deposits	140,198			127,155
Other liabilities	11,809			9,572
Stockholders' equity	98,325			92,084

Total liabilities and stockholders' equity	$1,479,376			$1,606,580

Net interest income and net interest spread		$21,588	2.99%		$25,401	3.29%
Net interest margin			3.16%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.81%			108.55%

Provision for Loan Losses. The Company recorded a $5.2 million provision for loan losses for the six months ended June 30, 2012, representing a decrease of $2.6 million from the $7.8 million provision for the comparable period of 2011. The level of provision for the quarter is reflective of the trends in the loan portfolio, including loan growth, levels of non-performing loans and other loan portfolio quality measures, and analyses of impaired loans as well as the level of net charge-offs during the period. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was 1.37% for the six month period ended June 30, 2012, compared with 1.83% for the period ended June 30, 2011.

Non-Interest Income. For the six months ended June 30, 2012, the Company reported non-interest income of $7.3 million compared to $6.4 million for the first six months of 2011, an increase of $893 thousand, or 13.9%. SBIC income improved $725 thousand due to significant investment harvest gains in the current year. Gains from derivative activity increased $687 thousand, or 162.0%, for the period due to consistent activity in the current year compared to a $384 thousand mark to market charge on the ineffective trust preferred interest rate swap which was incurred during the prior year. Mortgage banking income increased $75 thousand, or 13.5%, as new loan origination activity improved during the 2012 period. Investment brokerage income increased $78 thousand during the 2012 period on increased brokerage transaction volume. The year-over-year decrease in service charges on deposits of $344 thousand was primarily attributable to a $346 thousand decrease in NSF fees, reflecting the trend of more customer transactions being completed electronically and fewer checks being written. Gains on sales of investment securities decreased $341 thousand, or 23.2%, year-over-year as management actively managed the investment portfolio and sold investment securities that met certain criteria.

Non-Interest Expense. For the six months ended June 30, 2012, the Company reported non-interest expense of $21.8 million compared to $22.7 million for the first six months of 2011, a decrease of $926 thousand, or 4.1%. FDIC deposit insurance premiums decreased $543 thousand primarily due to decreased levels of deposits and a change in the basis of the quarterly assessment calculation. Significant expense reductions of $359 thousand were realized in legal fees while other professional fees decreased an additional $486 thousand. Advertising expense decreased $152 thousand due to reduced advertisement of deposit rates. Merger related expenses including investment banker fees, legal fees and CPA fees, which were not present in the prior period, were $673 thousand. Expenses related to foreclosed assets continued to be significant including a year-over-year increase in foreclosed property writedowns of $379 thousand offset by reduced other expenses of $74 thousand. Gains on sales of foreclosed assets decreased $233 thousand due to a number of factors including the higher mix of residential lots being sold this year. Occupancy and equipment expense decreased $342 thousand compared to the prior period of 2011 due to reduced building maintenance, software maintenance and furniture and fixture leases and equipment depreciation. Other non-interest expense decreases for the period included debit card rewards of $78 thousand, contract employee services of $68 thousand, shareholder relations of $38 thousand and real estate appraisals of $32 thousand.

Provision for Income Taxes. The Company recorded no income tax expense or benefit for the six months ended June 30, 2012 or 2011. The Company has now used all available net operating loss (NOL) carry backs and now has a NOL carry forward. No income tax expense or benefit is expected until future earnings exceed the NOL carry forward.

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

We believe our liquidity is adequate to fund expected loan demand and current deposit and borrowing maturities particularly in light of the expected continued balance sheet shrinkage through loan remediation activities and continued slowdown in loan demand. During the six months ended June 30, 2012, $60.2 million of brokered deposits matured and were repaid. We expect an additional $13.0 million in brokered deposits to mature or be called by December 31, 2012. Under the provisions of the Consent Order, the Bank may not renew rollover or replace these brokered deposits at their call or maturity. Investment securities totaled $313.0 million at June 30, 2012, a decrease of $93.7 million from $406.7 million at December 31, 2011. As of June 30, 2012, there were $119.9 million in unpledged securities collateral. In addition, management has increased our overnight balances at the Federal Reserve Bank to $101.5 million at June 30, 2012 versus our reserve requirement of $5.6 million for the applicable period. Supplementing liquid assets and customer deposits as a source of funding, we have available a line of credit from a correspondent bank to purchase federal funds on a short-term basis of approximately $40.0 million. We also have the credit capacity from the Federal Home Loan Bank of Atlanta (FHLB) to borrow up to $361.1 million as of June 30, 2012 with lendable collateral value of $87.6 million and current outstanding borrowings of $76.5 million. At June 30, 2012, we had funding of $60.0 million in the form of term repurchase agreements with maturities from two to seven years under repurchase lines of credit from various institutions. The repurchases must be and are adequately collateralized. We also had short-term repurchase agreements with total outstanding balances of $24.3 million and $28.6 million at June 30, 2012 and December 31, 2011, respectively, $4.3 million of which were done as accommodations for our deposit customers. In addition to the investment securities, $3.0 million in cash is currently being held as collateral for one short term repurchase agreement. At June 30, 2012, our outstanding commitments to extend credit consisted of loan commitments of $141.5 million and amounts available under home equity credit lines, other credit lines and letters of credit of $85.6 million, $8.4 million and $5.5 million, respectively. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Historically, we relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. Under the Consent Order, as discussed above, the Bank is not permitted to accept, renew or rollover any brokered deposits. During the six months of 2012, brokered deposits decreased $60.2 million as maturing brokered deposits were not renewed. Year-over-year demand deposits increased $20.6 million, or 16.1%. Customer certificates of deposits decreased $29.6 million, or 6.8%, on a year-over-year basis; while money market, savings and NOW accounts decreased $4.8 million, or 1.0%. Customers’ certificates of deposit decreased significantly due to lower retention of maturing certificates of deposit at a time of declining deposit offering rates and the Bank’s less competitive pricing on time deposits. Certificates of deposits represented 36.0% of our total deposits at June 30, 2012, an increase from 34.9% at June 30, 2011.

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $42.75 million in Cumulative Perpetual Preferred Stock, Series A, on December 5, 2008. In addition, the Company provided warrants to the Treasury to purchase 1,623,418 shares of the Company’s common stock at an exercise price of $3.95 per share. These warrants are immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval. In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this cumulative preferred stock. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. Interest on the past due payments is now also being accrued. As of June 30, 2012, the total amount of cumulative dividends and interest owed to the US Treasury was $3.9 million. As part of the merger with Capital Bank, it is expected that the Treasury’s investment in the Company’s preferred stock will be redeemed.

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

Through July 2006, the Company authorized the repurchase of up to 1.9 million shares of its common stock. Through December 5, 2008 (the date of our participation in the CPP), the Company had repurchased 1,858,073 shares at an average price of $6.99 per share under the three plans. During the first six months of 2012, there were no repurchases. Under the provisions of the CPP, the Company may not repurchase any of its common stock without the consent of the United States Treasury as long as the Treasury holds an investment in our preferred stock.

At June 30, 2012, the Company’s consolidated leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.95%, 12.38% and 14.87%, respectively, which exceeded the minimum requirements for a “well-capitalized” bank holding company. As of June 30, 2012, the Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.66%, 13.36% and 14.62%, respectively. The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and 11% total risk-based capital. Our capital position remains in excess of our regulatory capital requirements pursuant to the Consent Order. In addition to utilizing balance sheet shrinkage through net loan run-off and the reduction in brokered deposits and ways to improve Bank profitability, the Company has considered various strategies, including: asset sales, plans for capital injections, taking action to restructure the risk weighting of assets, capital raising and strategic partnerships in order to achieve and maintain compliance with the terms of the Consent Order. Due to the pending merger with Capital Bank Financial Corp., management does not expect to seek additional sources of capital. As of June 30, 2012, the parent holding company had $5.5 million in cash available to be invested into the Bank to bolster capital levels.

Given the current regulatory environment and recent legislation such as the Dodd-Frank Act, our regulatory burden could increase with a material impact on the Company and could include requirements for higher regulatory capital levels and various other restrictions.

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

Nonperforming Assets

In the tables and discussion below, the credit metrics for the current quarter and their sequential changes are illustrated reflecting: 1) a $2.8 million decrease in nonperforming loans; 2) $7.0 million decrease in nonperforming assets as foreclosed assets decreased $4.2 million returning to a near year end level; 3) a sequential increase in 30-89 delinquencies driven by one loan; 4) a significant decrease in criticized assets (Special Mention, Substandard and Doubtful); and 5) the continued reduction in the higher risk loan segments of aged speculative construction and land acquisition and development loans.

The following is a summary of nonperforming assets at the periods presented:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
	(Amounts in thousands)

Nonaccrual loans	$34,443	$31,499	$38,715	$39,587	$45,381
Restructured loans - nonaccruing	20,669	26,404	29,333	32,870	21,422
Total nonperforming loans	55,112	57,903	68,048	72,457	66,803

Foreclosed assets	19,873	24,032	19,812	19,114	23,022

Total nonperforming assets	$74,985	$81,935	$87,860	$91,571	$89,825

Restructured loans in accruing status not included above	$24,107	$24,486	$24,202	$22,214	$15,471

Nonperforming loans decreased to $55.1 million, or 6.01% of total loans, at June 30, 2012 compared to $57.9 million or 6.19% of total loans at March 31, 2012 and $68.0 million, or 7.13% of total loans, at December 31, 2011. This $12.9 million year to date decrease in nonperforming loans is due to the impact of: $6.4 million in net charge-offs $8.3 million in loans foreclosed upon and approximately $4.6 million in loan payoffs and pay downs which more than offset the $16.5 million in new additions to nonperforming loans year to date. Foreclosed assets increased $61 thousand for the first six months as $8.3 million in new foreclosed asset additions was offset by sales of foreclosed properties of $7.0 million and writedowns of $1.3 million. The increase in sales year to date was affected by the sale of three large commercial real estate properties during the second quarter.

The following table sets forth a breakdown of nonperforming loans at the periods presented, by loan segment.

	June 30,	March 31,	December 31,	September 30,	June 30,
Nonperforming loans	2012	2012	2011	2011	2011
	(Amounts in thousands)

Construction	$13,162	$12,887	$12,975	$16,412	$13,424
Commercial real estate	17,429	19,234	26,484	31,035	28,730
Commercial and industrial	4,228	3,292	4,977	5,524	3,917
Residential lots	10,056	12,305	12,096	8,717	8,806
Consumer	10,237	10,185	11,516	10,769	11,926
Total nonperforming loans	$55,112	$57,903	$68,048	$72,457	$66,803

The following table sets forth a breakdown, by loan class, of impaired loans that were individually evaluated for loss impairment at June 30, 2012. This table further shows, within each loan class, the evaluation results for those loans requiring a specific valuation allowance and those which did not.

	With Specific Allowance			No Specific Allowance
	Unpaid			Unpaid		Total	Net
	Principal	Recorded	Specific	Principal	Recorded	Recorded	of Specific
	Balance	Investment	Allowance	Balance	Investment	Investment	Allowance
	(Amounts in thousands)
Commercial real estate	$12,394	$12,394	$673	$30,821	$20,743	$33,137	$32,464
Commercial
Commercial and industrial	815	815	524	4,034	3,086	3,901	3,377
Commercial line of credit	397	397	167	1,070	939	1,336	1,169
Residential real estate
Residential construction	646	646	11	17,466	15,426	16,072	16,061
Residential lot loans	-	-	-	15,075	10,076	10,076	10,076
Raw land	-	-	-	2,716	114	114	114
Home equity lines	1,007	1,007	250	435	403	1,410	1,160
Consumer loans	2,509	2,282	74	7,081	6,514	8,796	8,722
Total	$17,768	$17,541	$1,699	$78,698	$57,301	$74,842	$73,143

The recorded investment in loans that were considered individually impaired, including all non-accrual loans and accruing troubled debt restructured loans, was $74.8 million and $87.1 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the largest non-accrual balance of any one borrower was $8.0 million, with the average balance for the two hundred fourteen non-accrual loans being $258 thousand. Included in the table above, $52.4 million of the total $55.1 million of non-accrual loans and $22.4 million of the total $24.1 million of accruing troubled debt restructured loans were individually evaluated as they exceeded the evaluation scope of $200,000 per loan. The results of the individual evaluations indicated that $2.6 million in non-accrual loans and $14.9 million in accruing troubled debt restructured loans required specific allowances of $1.2 million and $526 thousand, respectively, for an aggregate specific allowance of $1.7 million. In the above table for these impaired loans individually evaluated for loss impairment, the unpaid principal balance represents the amount borrowers owe the Bank; while the recorded investment represents the amount of loans shown on the Bank’s books which are net of amounts charged off to date. For these impaired loans as of June 30, 2012, amounts charged off to date were $21.6 million, or 22.4% of the unpaid principal balances.

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

As illustrated in one of the tables in Note 4 to the financial statements, during the six months ended June 30, 2012, the following concessions were made on 16 loans for $5.2 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 40% (3 loans for $2.0 million);
•	Extension of payment terms for 50% (11 loans for $2.6 million); and
•	Forgiveness of principal for 10% (2 loans for $531 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

Of the total of 86 loans for $36.9 million which were modified as TDRs during the twelve months ended June 30, 2012, there were payment defaults (where the modified loan was past due thirty days or more) of $617 thousand, or 1.7%, during the six months ended June 30, 2012.

On these TDRs (86 loans for $36.9 million) during the twelve months ended June 30, 2012, the following represents the success or failure of these concessions during the past year:

•	89.5% are paying as restructured;
•	0.3% have been reclassified to nonaccrual;
•	5.3% have defaulted and/or been foreclosed upon; and
•	4.9% have paid in full.

For a further breakdown of the successes and failures of each type of concession/modification, see the table in Note 4 to the financial statements.

In addition to nonperforming loans and accruing TDRs, there were $102.6 million of loans at June 30, 2012 for which management has concerns regarding the ability of the borrowers to meet existing repayment terms, compared with $98.5 million at December 31, 2011. See “Credit Quality Indicators” below for a more detailed disclosure and discussion on the Bank’s distribution of credit risk grade classifications. Potential problem loans are primarily classified as substandard for regulatory purposes and reflect the distinct possibility, but not the probability, that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by real estate or other assets, thus reducing the total exposure should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

The following table sets forth a breakdown of foreclosed assets at the periods presented, by nature of the property.

	June 30,	March 31,	December 31,	September 30,	June 30,
Foreclosed assets	2012	2012	2011	2011	2011
	(Amounts in thousands)
Residential construction, land
development and other land	$9,210	$10,452	$9,854	$11,617	$14,360
Commercial construction	-	1,196	1,196	1,196	1,196
1 - 4 family residential properties	1,770	2,126	1,990	2,453	1,245
Nonfarm nonresidential properties	8,893	10,258	6,772	3,808	6,221
Multi-family properties	-	-	-	40	-
Total foreclosed assets	$19,873	$24,032	$19,812	$19,114	$23,022

Foreclosed assets decreased $4.2 million, or 17%, sequentially as strong sales of foreclosed properties of $6.4 million and writedowns of $831 thousand exceeded the $3.0 million in new foreclosed asset additions. During the quarter ended June 30, 2012, foreclosed property was affected by the sales of three large commercial real estate properties.

Credit Quality Indicators

We monitor credit risk migration and delinquency trends in the ongoing evaluation and assessment of credit risk exposure in the overall loan portfolio. The following table presents quarterly trends in loan delinquencies, in loans classified substandard or doubtful and in nonperforming loans.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2012		2012		2011		2011		2011
	(Amounts in millions)
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
Loans delinquencies:
30 - 89 days past due	$6.2	0.68%	$4.5	0.48%	$5.2	0.55%	$4.5	0.46%	$4.3	0.41%
Loans classified substandard or doubtful	$180.2	19.64%	$176.8	18.90%	$185.7	19.46%	$205.6	20.72%	$210.0	20.19%
Nonperforming loans	$55.1	6.01%	$57.9	6.19%	$68.0	7.13%	$72.5	7.30%	$66.8	6.42%

Delinquency is viewed as one of the leading indicators for credit quality. The Company’s 30-89 day past due statistic increased sequentially by $1.7 million to $6.2 million, or 0.68% of total loans, at June 30, 2012. This sequential increase was driven by one loan for $2.9 million which matured during the second quarter and the borrower is in process of putting the underlying property on the market for sale. The borrower is expected to bring this loan current in the near term and keep it current until the property is liquidated and the loan is paid off. Absent this loan, the Company’s 30-89 day delinquency would be $3.3 million, or 0.36% of total loans, at June 30, 2012. The improvement in loan delinquencies is attributable to a continued strong involvement of commercial loan officers and their management in monthly collection efforts.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2012		2012		2011		2011		2011
	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans	$	% of Total Loans
	(Amounts in millions)

Special Mention	$61.7	6.8%	$86.8	9.3%	$96.1	10.1%	$100.0	10.1%	$104.1	10.0%
Substandard and Doubtful	180.2	19.7%	176.8	19.0%	185.7	19.6%	205.6	20.8%	210.0	20.2%
	$241.9	26.5%	$263.6	28.3%	$281.8	29.7%	$305.6	30.9%	$314.1	30.2%

Criticized loans (consisting of loans classified Special Mention, Substandard and Doubtful) decreased by $21.7 million, or 8%, during the second quarter of 2012 and decreased by $39.9 million, or 14% during the six months ended June 30, 2012. These reductions were due to ongoing loan remediation efforts partially mitigated by portfolio downgrades during the period. The $3.4 million, or 2%, increase in adversely classified loans was the result of downgrades of loans previously classified Special Mention.

The following table contains an indicator of the overall credit quality of each loan class, denoted by the weighted average risk grade, along with a further breakdown of the certain classified loans by loan class at June 30, 2012.

	Weighted
	Average	Special	Substandard and
	Risk Grade	Mention	Doubtful
		(Amounts in thousands)
Commercial real estate	4.91	$26,778	$72,947
Commercial
Commercial and industrial	4.83	4,872	19,271
Commercial line of credit	4.55	3,101	5,481
Residential real estate
Residential construction	4.95	8,106	25,858
Residential lots	6.19	3,655	26,474
Raw land	5.14	200	3,168
Home equity lines	3.65	1,251	5,024
Consumer	4.51	13,698	21,974
		$61,659	$180,199

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

Furthermore, we monitor certain performance and credit metrics related to these higher risk loan categories, including the aging of the underlying loans in these categories. As of June 30, 2012, speculative construction loans on our books more than twelve months amounted to $9.9 million, or 30.1%, of the total speculative residential construction loan portfolio of $32.9 million. This aged segment of the speculative residential construction loan portfolio has declined to 30.1% from 37.9% at December 31, 2011. This speculative residential construction portfolio has decreased from $33.3 million at December 31, 2011 and decreased from $37.7 million at June 30, 2011. Land acquisition and development loans on our books for more than twenty-four months at June 30, 2012 amounted to $34.8 million, or 79.5%, of that $43.8 million portfolio. The land acquisition and development portfolio has decreased from $46.0 million as of December 31, 2011 and decreased from $55.8 million as of June 30, 2011.

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

In addition to the evaluation of loans for impairment, we calculate the loan loss exposure on the remaining loans (not evaluated for impairment) by applying the applicable historical loan loss experience of the loan portfolio to provide for probable losses in the loan portfolio through the general valuation allowance. These loss factors are based on an appropriate loss history for each major loan segment more heavily weighted for the most recent twelve months historical loss experience to reflect current market conditions. In addition, we assign additional general allowance requirements utilizing qualitative risk factors related to economic trends (such as the unemployment rate and changes in real estate values) and portfolio trends (such as delinquencies and concentration levels among others) that are pertinent to the underlying risks in each major loan segment in estimating the general valuation allowance. This methodology allows us to focus on the relative risk and the pertinent factors for the major loan segments of the Company. The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During 2011 and for the six months ended June 30, 2012, these refinements had a minimal effect on the total allowance for loan losses.

As discussed herein, management has undertaken various initiatives since mid-year 2010 in response to the challenging economic environment, increased nonperforming loans, weakened collateral positions, and increased foreclosed asset levels, including but not limited to:

•	Restructuring interest only loan payment terms to require principal repayments;
•	Refining the allowance for loan losses methodology to weight current period loss experience more heavily;
•	Downgrading renewed and other higher risk loans to a substandard classification;
•	Enhancing the internal controls surrounding troubled debt restructured (TDR) loan identification and monitoring;
•	Charging off weakened credits;
•	Increasing the staffing resources of our Credit Administration function, including problem asset management and loan review;
•	Enhancing our internal and external loan review protocol; and
•	Increasing the general valuation allowance component of our allowance for loan losses.

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended June 30, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$8,925	$3,092	$7,861	$1,266	$3,037	$24,181
Provision	1,410	574	76	34	206	2,300
Charge-offs	(1,802)	(356)	(1,597)	(139)	(586)	(4,480)
Recoveries	321	112	433	7	80	953
Ending balance	$8,854	$3,422	$6,773	$1,168	$2,737	$22,954

The following table shows, by loan segment, an analysis of the allowance for loan losses for the six months ended June 30, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
Allowance for credit losses:	(Amounts in thousands)

Beginning balance	$9,076	$3,036	$7,258	$1,412	$3,383	$24,165
Provision	2,778	1,390	1,202	(103)	(67)	5,200
Charge-offs	(3,529)	(1,256)	(2,169)	(151)	(943)	(8,048)
Recoveries	529	252	482	10	364	1,637
Ending balance	$8,854	$3,422	$6,773	$1,168	$2,737	$22,954

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At June 30, 2012		At March 31, 2012		At December 31, 2011		At September 30, 2011
		% of		% of		% of		% of
By Loan Class	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL	Amount	Total ALLL
	(Amounts in thousands)
Commercial real estate	$8,854	38.6%	$8,925	36.9%	$9,076	37.6%	$8,072	30.6%
Commercial
Commercial and industrial	2,251	9.8%	1,741	7.2%	1,865	7.7%	2,504	9.5%
Commercial line of credit	1,171	5.1%	1,351	5.6%	1,171	4.8%	1,047	4.0%
Residential real estate
Residential Construction	4,187	18.2%	4,827	20.0%	4,564	18.9%	5,559	21.0%
Residential lots	2,457	10.7%	2,821	11.7%	2,595	10.7%	4,295	16.3%
Raw land	129	0.6%	213	0.9%	99	0.5%	218	0.8%
Home equity lines	1,168	5.1%	1,266	5.2%	1,412	5.8%	1,665	6.3%
Consumer	2,737	11.9%	3,037	12.5%	3,383	14.0%	3,049	11.5%

	$22,954	100.0%	$24,181	100.0%	$24,165	100.0%	$26,409	100.0%

Item 1 - Financial Statements

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2012	2011*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$25,144	$23,356
Federal funds sold and overnight deposits	101,784	23,198
Investment securities
Available for sale, at fair value	261,944	362,298
Held to maturity, at amortized cost	51,009	44,403
Federal Home Loan Bank stock	5,957	6,842

Loans held for sale	4,032	4,459

Loans	913,591	950,022
Allowance for loan losses	(22,954)	(24,165)
Net Loans	890,637	925,857

Premises and equipment, net	37,501	38,315
Foreclosed assets	19,873	19,812
Other assets	49,080	54,038

Total Assets	$1,446,961	$1,502,578
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$148,048	$135,434
Money market, NOW and savings	485,569	475,900
Time	493,084	571,838
Total Deposits	1,126,701	1,183,172

Short-term borrowings	59,268	33,629
Long-term borrowings	147,426	177,514
Other liabilities	13,227	10,628

Total Liabilities	1,346,622	1,404,943

Stockholders’ Equity
Senior cumulative preferred stock (Series A), no par value, 1,000,000 shares authorized; 42,750 shares issued and outstanding at June 30, 2012 and December 31, 2011	42,091	41,870
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding 16,854,775 shares at June 30, 2012 and 16,827,075 shares at December 31, 2011	119,534	119,505
Retained earnings (accumulated deficit)	(62,740)	(64,425)
Accumulated other comprehensive income	1,454	685
Total Stockholders’ Equity	100,339	97,635

Total Liabilities and Stockholders' Equity	$1,446,961	$1,502,578

* Derived from audited consolidated financial statements

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share and share data)
Interest Income
Loans	$12,824	$15,003	$26,040	$30,516
Investment securities available for sale	1,914	2,490	3,951	5,053
Investment securities held to maturity	690	618	1,267	1,167
Federal funds sold and overnight deposits	14	37	29	111

Total Interest Income	15,442	18,148	31,287	36,847
Interest Expense
Money market, NOW and savings deposits	521	731	1,036	1,611
Time deposits	1,987	2,561	4,153	5,304
Borrowings	2,264	2,286	4,510	4,531

Total Interest Expense	4,772	5,578	9,699	11,446

Net Interest Income	10,670	12,570	21,588	25,401

Provision for Loan Losses	2,300	3,700	5,200	7,800

Net Interest Income After Provision for Loan Losses	8,370	8,870	16,388	17,601

Non-Interest Income
Service charges and fees on deposit accounts	1,363	1,581	2,725	3,069
Income from mortgage banking activities	324	291	629	554
Investment brokerage and trust fees	356	320	586	508
Gain on sale of investment securities	864	524	1,127	1,468
SBIC income and management fees	300	123	970	245
Other	691	695	1,293	593
Total Non-Interest Income	3,898	3,534	7,330	6,437

Non-Interest Expense
Salaries and employee benefits	4,647	4,568	9,333	9,314
Occupancy and equipment	1,662	1,860	3,302	3,644
FDIC deposit insurance	771	932	1,522	2,065
Foreclosed asset related	1,023	636	1,821	1,515
Merger related expense	673	-	673	-
Other	2,401	3,259	5,161	6,200

Total Non-Interest Expense	11,177	11,255	21,812	22,738

Income Before Income Taxes	1,091	1,149	1,906	1,300

Income Tax (Benefit) Expense	-	-	-	-

Net Income	1,091	1,149	1,906	1,300

Effective Dividend on Preferred Stock	645	638	1,290	1,277

Net Income Available to Common Shareholders	$446	$511	$616	$23

Net Income Per Common Share
Basic	$0.03	$0.03	$0.04	$-
Diluted	0.03	0.03	0.04	-

Weighted Average Common Shares Outstanding
Basic	16,858,572	16,835,724	16,849,841	16,829,898
Diluted	16,934,115	16,906,810	16,921,561	16,897,702

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
Consolidated STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands)

Net income	$1,091	$1,149	$1,906	$1,300

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	2,296	3,387	3,280	2,798
Tax effect	(885)	(1,306)	(1,264)	(1,079)
Reclassification of gains recognized in net income	(864)	(524)	(1,127)	(1,468)
Tax effect	333	202	434	566
Net of tax amount	880	1,759	1,323	817
Cash flow hedging activities:
Unrealized holding (gains) losses on cash flow hedging activities	(850)	(137)	(903)	(150)
Tax effect	328	52	349	57
Reclassification of (gains) losses recognized in net income, net:
Reclassified into income	-	75	-	534
Tax effect	-	(28)	-	(206)
Net of tax amount	(522)	(38)	(554)	235

Total other comprehensive income	358	1,721	769	1,052

Comprehensive income	$1,449	$2,870	$2,675	$2,352

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated Deficit)	Comprehensive Income	Stockholders' Equity
			(Amounts in thousands, except share data)

Balance at December 31, 2011	42,750	$41,870	16,827,075	$119,505	$(64,425)	$685	$97,635
Net income	-	-	-	-	1,906	-	1,906
Other comprehensive income, net of tax	-	-	-	-	-	769	769
Stock options exercised including income tax benefit of $0	-	-	200	-	-	-	-
Restricted stock issued	-	-	27,500	26	-	-	26
Stock-based compensation	-	-	-	3	-	-	3
Preferred stock accretion of discount	-	221	-	-	(221)	-	-

Balance at June 30, 2012	42,750	$42,091	16,854,775	$119,534	$(62,740)	$1,454	$100,339

See accompanying notes.

SOUTHERN COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,906	$1,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,630	2,156
Provision for loan losses	5,200	7,800
Net proceeds from sales of loans held for sale	28,173	29,164
Originations of loans held for sale	(27,117)	(24,243)
Gain from mortgage banking	(629)	(554)
Stock-based compensation	29	47
Net increase in cash surrender value of life insurance	(511)	(542)
Realized gain on sale of available for sale securities, net	(1,127)	(1,468)
Realized loss on sale of premises and equipment	4	-
(Gain) loss on economic hedges	(263)	424
Deferred income taxes	(830)	-
Realized gain on sales of foreclosed assets	(258)	(490)
Writedowns in carrying values of foreclosed assets	1,291	912
Changes in assets and liabilities:
Decrease in other assets	4,583	4,543
Increase in other liabilities	3,085	1,126
Total Adjustments	14,260	18,875

Net Cash Provided by (Used in) Operating Activities	16,166	20,175

Cash Flows from Investing Activities
(Increase) decrease in federal funds sold	(78,586)	3,207
Purchase of:
Available-for-sale investment securities	(82,304)	(136,116)
Held-to-maturity investment securities	(8,552)	(7,829)
Proceeds from maturities and calls of:
Available-for-sale investment securities	22,437	16,825
Held-to-maturity investment securities	2,070	724
Proceeds from sale of:
Available-for-sale investment securities	162,182	124,052
Proceeds from sales of Federal Home Loan Bank stock	885	871
Net decrease in loans	21,740	68,917
Capitalized cost in foreclosed assets	(55)	(230)
Purchases of premises and equipment	(526)	(270)
Proceeds from disposal of premises and equipment	10	-
Proceeds from sales of foreclosed assets	7,241	7,041

Net Cash Provided by (Used in) Investing Activities	46,542	77,192

Cash Flows from Financing Activities
Net increase (decrease) in transaction accounts and savings accounts	22,283	(75,125)
Net decrease in time deposits	(78,754)	(25,406)
Net decrease in short-term borrowings	(4,361)	(14,745)
Proceeds from long-term borrowings	-	20,000
Repayment of long-term borrowings	(88)	(85)

Net Cash Provided by (Used in) Financing Activities	(60,920)	(95,361)

Net Increase (Decrease) in Cash and Due From Banks	1,788	2,006
Cash and Due From Banks, Beginning of Period	23,356	16,584

Cash and Due From Banks, End of Period	$25,144	$18,590

Supplemental Cash Flow Information:
Transfer of loans to foreclosed assets	$8,280	$12,941

See accompanying notes.

Southern Community Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Southern Community Financial Corporation (the “Company”), and its wholly-owned subsidiary, Southern Community Bank and Trust (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements and accompanying notes requires management of the Company to make estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. To a lesser extent, significant estimates are also associated with the valuation of securities, intangibles and derivative instruments and determination of stock-based compensation and income tax assets or liabilities. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average number of common shares used in computing basic net income per share	16,858,572	16,835,724	16,849,841	16,829,898

Effect of dilutive stock options	75,543	71,086	71,720	67,804

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	16,934,115	16,906,810	16,921,561	16,897,702

Net income available to common shareholders (in thousands)	$446	$511	$616	$23
Basic	0.03	0.03	0.04	-
Diluted	0.03	0.03	0.04	-

Note 1 – Basis of Presentation (continued)

For the three months ended June 30, 2012 and 2011, net income for determining net income per common share was reported as net income less the dividend on preferred stock. Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 485,950 and 597,452 shares for the three months ended June 30, 2012 and 2011, respectively, and 485,950 and 597,452 shares for the six months ended June 30, 2012 and 2011, respectively. These options, warrants, unvested shares of restricted stock and all other common stock equivalents were excluded from the determination of diluted earnings per share for the three months ended June 30, 2012 since the exercise price exceeded the average market price for the period.

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

Subject to the terms and conditions set forth in the Agreement dated March 26, 2012 and as amended on June 25, 2012, each share of Southern Community Common Stock issued and outstanding at the effective time of the Merger will be converted into the right to receive $3.11 in cash, without interest and less any applicable withholding taxes.

Each outstanding option to purchase shares of Southern Community common stock will be vested prior to the Merger and be paid in cash equal to the difference between the exercise price of the option and $3.11 and each share of Southern Community restricted stock will vest immediately prior to the Merger and all restrictions will immediately lapse.

Note 2 – Acquisition Agreement with Capital Bank Financial Corp. (continued)

Southern Community shareholders will also be granted one non-transferable contingent value right (“CVR”) per share, with each CVR eligible to receive a cash payment equal to 75% of the excess, if any, of (i) $87 million over (ii) net charge-offs and net realized losses on Southern Community’s legacy loan portfolio and foreclosed assets for a period of five years from the closing date of the Merger, with a maximum payment of $1.30 per CVR. Payout of the CVR will be overseen by a special committee of the CBF Board. Southern Community shareholders may also receive an additional cash payment based on the terms of a potential repurchase by CBF of the securities issued by Southern Community to the United States Department of the Treasury.

Upon the closing of the Merger, Dr. William G. Ward, Sr., the Chairman of Southern Community’s Board of Directors, will join the Board of Directors of both CBF and its subsidiary bank (“Capital Bank”), and James G. Chrysson, the Vice Chairman of the Board of Southern Community, will join the Board of Capital Bank.

The obligations of Southern Community and CBF to consummate the merger are subject to certain conditions, including: (i) approval of the Merger by the shareholders of Southern Community; (ii) receipt of required regulatory approvals (and in CBF’s case, without the imposition of an unduly burdensome regulatory condition); (iii) the absence of any injunction or similar restraint enjoining or making illegal consummation of the Merger or any of the other transactions contemplated by the Agreement; (iv) the continuing material truth and accuracy of representations and warranties made by the parties in the Agreement; and (vi) the performance in all material respects by each of the parties of its covenants under the Agreement. Some of these conditions may be waived by the party for whose benefit they were included in the Agreement. CBF’s obligation to close is subject to certain additional conditions, including the absence of a material adverse effect on Southern Community and the amendment or waiver of certain of Southern Community’s compensation-related agreements.

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

On July 25, 2012, the Board terminated the employment of Messrs. Bauer and Clark effective September 22, 2012. Their employment agreements, which have now been terminated, contained change in control provisions that provided for a lump sum payment equal to three times the sum of the applicable officer’s base salary for the year of the change in control and the incentive compensation paid in the year prior to the change in control. As previously disclosed in Southern Community’s Form 10-K/A, Amendment No. 1 for the year ended December 31, 2011, the following would have been the estimated cost to the Company in the event of a change in control as of January 1, 2012, pursuant to the employment agreements and Salary Continuation Agreements and assuming that the Treasury’s investment in Southern Community was repaid in full, the Company was no longer under regulatory restrictions and not taking into account the amendments contemplated by the merger agreement. On behalf of Messrs. Bauer and Clark, the estimated cost to the Company would have been approximately $2,622,297 and $1,366,220, respectively. As a condition to the closing of the merger, both the amounts and the terms of potential change in control payments under the employment agreements with Messrs. Bauer and Clark were required to be amended. Since neither officer will be an employee of Southern Community at the time of the merger, amendments to their employment agreements will not be required to consummate the merger.

Note 3 – Investment Securities

The following is a summary of the securities portfolio by major classification at the dates presented.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$19,681	$34	$-	$19,715
Asset-backed securities
Residential mortgage-backed securities	155,698	2,406	66	158,038
Collateralized mortgage obligations	26,895	392	594	26,693
Small Business Administration loan pools	13,515	430	7	13,938
Student loan pools	8,538	-	62	8,476
Municipals	25,142	2,644	-	27,786
Trust preferred securities	3,250	-	695	2,555
Corporate bonds	4,213	-	469	3,744
Other	1,000	-	1	999
	$257,932	$5,906	$1,894	$261,944

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$389	$26	$-	$415
Small Business Administration loan pools	4,655	316	-	4,971
Municipals	31,452	2,833	24	34,261
Trust preferred securities	8,726	-	361	8,365
Corporate bonds	5,787	-	741	5,046
	$51,009	$3,175	$1,126	$53,058

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Securities available for sale:
US Government agencies	$34,660	$69	$-	$34,729
Asset-backed securities
Residential mortgage-backed securities	185,838	1,713	245	187,306
Collateralized mortgage obligations	28,089	450	1,447	27,092
Small Business Administration loan pools	67,507	637	76	68,068
Student loan pools	8,903	-	1	8,902
Municipals	26,981	2,239	-	29,220
Trust preferred securities	3,250	-	929	2,321
Corporate Bonds	4,213	-	554	3,659
Other	1,000	1	-	1,001
	$360,441	$5,109	$3,252	$362,298

Securities held to maturity:
Mortgage-backed securities
Residential mortgage-backed securities	$474	$34	$-	$508
Small Business Administration loan pools	4,928	230	-	5,158
Municipals	33,214	1,904	1	35,117
Corporate bonds	5,787	-	1,056	4,731
	$44,403	$2,168	$1,057	$45,514

Residential mortgage-backed securities and collateralized mortgage obligations are primarily government sponsored (GSE) agency issued whose underlying collateral are prime residential mortgage loans. The Company’s municipal securities are composed of geographic concentrations of 97.3% North Carolina, 1.7% of Texas independent school districts and less than 1.0% in other states. As the Company’s investment policy limits the purchase of municipal securities to “A” rated or better, the municipal investment portfolio segment has 98.3% of this portfolio rated “A” or better.

Note 3 – Investment Securities (continued)

For the second quarter 2012 and 2011, sales of securities available for sale resulted in gross realized gains of $864 thousand and $926 thousand, respectively, and realized losses of none and $402 thousand, respectively for each period. These investment sales generated $100.2 million and $72.4 million in proceeds during these respective periods. For the six months ended June 30, 2012 and 2011, sales of securities available for sale resulted in gross realized gains of $1.2 million and $2.2 million, respectively, and realized losses of $38 thousand and $730 thousand, respectively, for each period. These investment sales generated $162.2 million and $124.1 million in proceeds during these respective periods.

The following table shows the gross unrealized losses and fair values for our investments and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Asset-backed securities
Residential mortgage-backed securities	$18,036	$66	$-	$-	$18,036	$66
Collateralized mortgage obligations	1,506	128	5,602	466	7,108	594
Small Business Administration loan pools	2,544	5	993	2	3,537	7
Student loan pools	8,477	62	-	-	8,477	62
Trust preferred securities	-	-	2,553	695	2,553	695
Corporate bonds	-	-	3,744	469	3,744	469
Other	1,000	1	-	-	1,000	1

Total temporarily impaired securities	$31,563	$262	$12,892	$1,632	$44,455	$1,894

Securities held to maturity:
Municipals	$942	$24	$-	$-	$942	$24
Trust preferred securities	8,365	361	-	-	8,365	361
Corporate bonds	-	-	5,046	741	5,046	741

Total temporarily impaired securities	$9,307	$385	$5,046	$741	$14,353	$1,126

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(Amount in thousands)
Securities available for sale:
Asset-backed securities
Residential mortgage-backed securities	$54,446	$245	$-	$-	$54,446	$245
Collateralized mortgage obligations	12,248	1,447	-	-	12,248	1,447
Small Business Administration loan pools	12,309	74	686	2	12,995	76
Student loan pools	8,902	1	-	-	8,902	1
Municipals	6	-	-	-	6	-
Trust preferred securities	-	-	2,321	929	2,321	929
Corporate bonds	-	-	3,659	554	3,659	554

Total temporarily impaired securities	$87,911	$1,767	$6,666	$1,485	$94,577	$3,252

Securities held to maturity:
Municipals	$-	$-	$967	$1	$967	$1
Corporate bonds	-	-	4,731	1,056	4,731	1,056

Total temporarily impaired Securities	$-	$-	$5,698	$1,057	$5,698	$1,057

Note 3 – Investment Securities (continued)

In evaluating investment securities for “other-than-temporary impairment” losses, management considers, among other things, (i) the length of time and the extent to which the investment is in an unrealized loss position, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a sufficient period of time to allow for any anticipated recovery of unrealized loss. At June 30, 2012, there were six investment securities with aggregate fair values of $17.9 million in an unrealized loss position for at least twelve months including one trust preferred security valued at $2.6 million with a $695 thousand unrealized loss due to changes in the level of market interest rates. The security has a variable rate based on LIBOR which had declined steadily throughout 2009 and has stabilized during 2010, 2011 and the first six months of 2012. The fair value of this security increased from the prior quarter and the unrealized loss remained significant. Based on the nature of these securities and the continued timely receipt of scheduled payments, we believe the decline in value to be solely due to changes in interest rates and the general economic conditions and not deterioration in their credit quality. We have the intention and ability to hold these securities for a period of time sufficient to allow for their recovery in value or until maturity. The unrealized losses on the securities available for sale are reflected in other comprehensive income.

The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2012 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amount in thousands)

US Government Agencies
Due after one but through five years	$1,000	$1,001	$-	$-
Due after ten years	18,681	18,713	-	-
Municipals
Due within one year	103	103	-	-
Due after one but through five years	444	445	1,318	1,398
Due after five but through ten years	684	717	3,825	4,184
Due after ten years	23,911	26,521	26,309	28,679
Trust preferred securities
Due after ten years	3,250	2,555	8,726	8,365
Corporate bonds
Due after five but through ten years	4,213	3,744	5,787	5,046
Other
Due after five but through ten years	1,000	999	-	-
Asset-backed securities
Residential mortgage-backed securities	155,698	158,038	389	415
Collateralized mortgage obligations	26,895	26,693	-	-
Small Business Administration loan pools	13,515	13,938	4,655	4,971
Student loan pools	8,538	8,477	-	-

	$257,932	$261,944	$51,009	$53,058

Federal Home Loan Bank Stock

As disclosed separately on our statements of financial condition, the Company has an investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock of $6.0 million and $6.8 million at June 30, 2012 and December 31, 2011 respectively. The Company carries its investment in FHLB at its cost which is the par value of the stock. Based on current borrowings, the FHLB periodically repurchases excess stock from the Company at par value as the stock is not actively traded and does not have a quoted market price. After briefly suspending the payment of dividends, the FHLB paid a quarterly cash dividend to its members for the second quarter of 2009 and each quarter following including the most recent quarter. Management believes that the investment in FHLB stock was not impaired as of June 30, 2012.

Note 4 – Loans

Following is a summary of loans by loan class:

	At June 30, 2012		At December 31, 2011
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Amounts in thousands)
Commercial real estate	$372,739	40.8%	$387,275	40.8%
Commercial
Commercial and industrial	82,816	9.1%	85,321	9.0%
Commercial line of credit	48,008	5.3%	44,574	4.7%
Residential real estate
Residential construction	104,927	11.5%	101,945	10.7%
Residential lots	39,607	4.3%	45,164	4.8%
Raw land	15,158	1.7%	17,488	1.8%
Home equity lines	91,900	10.1%	95,136	10.0%
Consumer	158,436	17.4%	173,119	18.2%

Subtotal	$913,591	100%	$950,022	100%
Less: Allowance for loan losses	(22,954)		(24,165)
Net Loans	$890,637		$925,857

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

Loan origination fees and certain direct origination are capitalized and recognized as an adjustment to yield over the life of the related loan. Net unamortized deferred fees less related cost included in the above were $123 thousand at June 30, 2012 and $136 thousand at December 31, 2011.

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

The following is a summary of nonperforming assets at the periods presented:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Amounts in thousands)

Nonaccrual loans	$34,443	$38,715	$45,381
Restructured loans - nonaccruing	20,669	29,333	21,422
Total nonperforming loans	55,112	68,048	66,803

Foreclosed assets	19,873	19,812	23,022
Total nonperforming assets	$74,985	$87,860	$89,825

Restructured loans in accrual status not included above	$24,107	$24,202	$15,471

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

As illustrated in the table below, during the three months ended June 30, 2012, the following concessions were made on 11 loans for $3.4 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 58% (2 loans for $2.0 million);
•	Extension of payment terms for 29% (8 loans for $984 thousand); and
•	Forgiveness of principal for 13% (1 loan for $435 thousand).

During the six months ended June 30, 2012, the following concessions were made on 16 loans for $5.2 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 40% (3 loans for $2.0 million);
•	Extension of payment terms for 50% (11 loans for $2.6 million); and
•	Forgiveness of principal for 10% (2 loans for $531 thousand).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

Note 4 – Loans (continued)

The following table presents a breakdown of the types of concessions made by loan class for the three and six months ended June 30, 2012.

	Three months ended June 30, 2012			Six months ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Below market interest rate
Commercial real estate	1	$1,957	$1,957	1	$1,957	$1,957
Commercial and industrial	-	-	-	-	-	-
Commercial line of credit	-	-	-		-	-
Residential construction	-	-	-	-	-	-
Home equity lines	1	46	46	1	46	46
Residential lots	-	-	-	-	-	-
Raw land	-	-	-	-	-	-
Consumer	-	-	-	1	42	42
Total	2	2,003	2,003	3	2,045	2,045

Extended payment terms
Commercial real estate	2	414	414	2	414	414
Commercial and industrial	1	30	30	3	737	737
Commercial line of credit	1	74	74	1	74	74
Residential construction	-	-	-	1	902	902
Home equity lines	-	-	-	-	-	-
Residential lots	1	349	349	1	349	349
Raw land	-	-	-	-	-	-
Consumer	3	117	117	3	117	117
Total	8	984	984	11	2,593	2,593

Forgiveness of principal
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Commercial line of credit	-	-	-	-	-	-
Residential construction	1	435	345	1	435	345
Home equity lines	-	-	-	-	-	-
Residential lots	-	-	-	-	-	-
Raw land	-	-	-	-	-	-
Consumer	-	-	-	1	96	27
Total	1	435	345	2	531	372

Total	11	$3,422	$3,332	16	$5,169	$5,010

Note 4 – Loans (continued)

During the previous twelve months ended June 30, 2012, the Company modified 86 loans in the amount of $36.9 million. Of this total, there were payment defaults (where the modified loan was past due thirty days or more) of $198 thousand, or 0.5%, and $617 thousand, or 1.7%, respectively, during the three and six months ended June 30, 2012.

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default (past due 30 days or more) during the three and six months ended June 30, 2012.

	Three Months		Six Months
	Ended June 30, 2012		Ended June 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate
Commercial real estate	-	$-	-	$-
Commercial and industrial	-	-	-	-
Commercial line of credit	-	-	-	-
Residential construction	-	-	-	-
Home equity lines	-	-	-	-
Residential lots	-	-	1	10
Raw land	-	-	-	-
Consumer	-	-	-	-
Total	-	-	1	10

Extended payment terms
Commercial real estate	1	22	2	158
Commercial and industrial	1	4	1	4
Commercial line of credit	-	-	-	-
Residential construction	1	46	1	46
Home equity lines	-	-	-	-
Residential lots	1	43	1	43
Raw land	-	-	-	-
Consumer	2	83	3	356
Total	6	198	8	607

Forgiveness of principal
Total	-	-	-	-

Total	6	$198	9	$617

Of the total of 86 loans for $36.9 million which were modified during the twelve months ended June 30, 2012, the following represents their success or failure for the twelve months ended June 30, 2012:

•	89.5% are paying as restructured;
•	0.3% have been reclassified to nonaccrual;
•	5.3% have defaulted and/or foreclosed upon; and
•	4.9% has paid in full.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of June 30, 2012.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
Amounts in $ thousands	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	1	$1,500	22	$16,465	2	$94	-	$-
Extended payment terms	1	292	49	13,670	1	30	5	1,969
Forgiveness of principal	-	-	3	1,763	-	-	-	-
Other	-	-	2	1,142	-	-	-	-
Total	2	$1,792	76	$33,040	3	$124	5	$1,969

Note 4 – Loans (continued)

The following is a summary of the recorded investment in nonaccrual loans and impaired loans segregated by class of loans at the periods presented:

	June 30, 2012		December 31, 2011
	Nonaccrual Loans	Impaired Loans	Nonaccrual Loans	Impaired Loans
	(Amounts in thousands)
Commercial real estate	$17,429	$33,137	$26,484	$39,297
Commercial and industrial	2,799	3,901	3,548	3,899
Commercial line of credit	1,429	1,337	1,429	1,004
Residential construction	12,921	16,071	11,491	16,619
Home equity lines	2,093	1,410	2,637	1,955
Residential lots	10,056	10,076	12,096	12,095
Raw land	241	114	1,484	1,484
Consumer	8,144	8,796	8,879	10,753

Total	$55,112	$74,842	$68,048	$87,106

The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level. For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors. Included in the table below, $52.4 million out of the total of $55.1 million of nonperforming loans and $22.4 million out of the total of $24.1 million of accruing troubled debt restructured loans were individually evaluated which required a specific allowance of $1.2 million and $526 thousand, respectively, for a total specific ALLL of $1.7 million. The impaired loans with smaller balances ($2.7 million in nonperforming loans and $1.7 million in accruing troubled debt restructured loans) were collectively evaluated for impairment.

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at June 30, 2012:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$15,983	$3,655	$25,093	$1,410	$6,254	$52,395

Accruing troubled debt restructured loans individually evaluated for impairment	17,154	1,583	1,168	-	2,542	22,447

Ending balance: total impaired loans individually evaluated for impairment	33,137	5,238	26,261	1,410	8,796	74,842

Ending balance: collectively evaluated for impairment	339,602	125,586	133,431	90,490	149,640	838,749

Ending Balance	$372,739	$130,824	$159,692	$91,900	$158,436	$913,591

Note 4 – Loans (continued)

The following is a summary of loans individually or collectively evaluated for impairment, by segment, at December 31, 2011:

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Ending balance: nonperforming loans individually evaluated for impairment	$24,822	$3,889	$27,238	$1,955	$7,209	$65,113

Accruing troubled debt restructured loans individually evaluated for impairment	14,475	1,014	2,960	-	3,544	21,993

Ending balance: total impaired loans individually evaluated for impairment	39,297	4,903	30,198	1,955	10,753	87,106

Ending balance: collectively evaluated for impairment	347,978	124,993	134,399	93,180	162,366	862,916

Ending Balance	$387,275	$129,896	$164,597	$95,135	$173,119	$950,022

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at June 30, 2012:

					Quarter	Quarter	Year to Date	Year to Date
	Unpaid	Partial			Average	Interest	Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(Amounts in thousands)
With no related allowance recorded:

Commercial real estate	$30,821	$(10,078)	$20,743	$-	$22,270	$66	$23,188	$204
Commercial
Commercial and industrial	4,034	(948)	3,086	-	2,860	4	2,449	26
Commercial line of credit	1,070	(131)	939	-	457	3	501	4
Residential real estate
Residential construction	17,466	(2,040)	15,426	-	13,567	24	13,039	42
Residential lots	15,075	(4,999)	10,076	-	7,376	12	7,680	12
Raw land	2,716	(2,602)	114	-	115	1	117	3
Home equity lines	435	(32)	403	-	918	-	878
Consumer	7,081	(567)	6,514	-	7,434	10	7,254	22
Subtotal	78,698	(21,397)	57,301	-	54,997	120	55,106	313

With an allowance recorded:

Commercial real estate	12,394	-	12,394	673	11,841	147	12,126	294
Commercial
Commercial and industrial	815	-	815	524	792	-	544
Commercial line of credit	397	-	397	167	695	-	571
Residential real estate
Residential construction	646	-	646	11	2,298	4	2,751	7
Residential lots	-	-	-	-	5,710	5	4,825	11
Raw land	-	-	-	-	-	-	272
Home equity lines	1,007		1,007	250	926	-	911
Consumer	2,509	(227)	2,282	74	2,130	38	2,479	75
Subtotal	17,768	(227)	17,541	1,699	24,392	194	24,479	387

Summary
Commercial real estate	43,215	(10,078)	33,137	673	34,111	213	35,314	498
Commercial	6,316	(1,079)	5,237	691	4,804	7	4,065	30
Residential real estate	35,903	(9,641)	26,262	11	29,066	46	28,684	75
Home equity lines	1,442	(32)	1,410	250	1,844	-	1,789	-
Consumer	9,590	(794)	8,796	74	9,564	48	9,733	97

Grand Totals	$96,466	$(21,624)	$74,842	$1,699	$79,389	$314	$79,585	$700

Note 4 – Loans (continued)

As shown in the above table, the Company has previously taken partial charge-offs of $21.6 million on the $74.8 million in loans individually evaluated for impairment. In addition, the Company has set aside $1.7 million in specific allowance for $17.5 million of these loans.

The recorded investment in loans that were considered and collectively evaluated for impairment at June 30, 2012 and December 31, 2011 totaled $838.7 million and $862.9 million, respectively. The recorded investment in loans that were considered individually impaired at June 30, 2012 and December 31, 2011 totaled $74.8 million and $87.1 million, respectively. At June 30, 2012 and December 31, 2011, the recorded investment in impaired loans requiring a valuation allowance based on individual analysis was $17.5 million and $23.0 million, respectively, with a corresponding valuation allowance of $1.7 million and $1.6 million. No valuation allowance for the other impaired loans was considered necessary as a result of previously recognized partial charge-offs or adequate collateral coverage. No loans with deteriorated credit quality have been acquired by the Company to date.

The average recorded investment in impaired loans for the quarter ended June 30, 2012 and year ended December 31, 2011 was approximately $79.4 million and $84.7 million, respectively. For the three months ended June 30, 2012, the interest income recorded on accruing troubled debt restructured loans that were individually evaluated for impairment was $314 thousand. The interest income foregone for loans in a non-accrual status at June 30, 2012 and 2011 was $700 thousand and $2.1 million, respectively.

The following is a breakdown of impaired loans individually evaluated for impairment, by class, with and without related specific allowance at December 31, 2011:

					Year to Date	Year to Date
	Unpaid	Partial			Average	Interest
	Principal	Charge Offs	Recorded	Related	Recorded	Income
	Balance	To Date	Investment	Allowance	Investment	Recognized
	(Amounts in thousands)
With no related allowance recorded:

Commercial real estate	$36,251	$(7,334)	$28,917	$-	$26,846	$358
Commercial
Commercial and industrial	4,742	(1,341)	3,401	-	2,998	76
Commercial line of credit	957	(52)	905	-	1,427	-
Residential real estate
Residential construction	17,874	(2,443)	15,431	-	15,241	190
Residential lots	6,853	(2,803)	4,050	-	10,387	17
Raw land	3,808	(2,324)	1,484	-	1,467	-
Home equity lines	954	(32)	922	-	655	-
Consumer	10,501	(1,501)	9,000	-	5,211	81
Subtotal	81,940	(17,830)	64,110	-	64,232	722

With an allowance recorded:

Commercial real estate	10,710	(330)	10,380	655	8,346	420
Commercial
Commercial and industrial	498	-	498	114	1,067	14
Commercial line of credit	99	-	99	99	482	-
Residential real estate
Residential construction	1,348	(160)	1,188	102	2,602	17
Residential lots	9,080	(1,035)	8,045	161	3,843	32
Raw land	-	-	-	-	144	-
Home equity lines	1,033	-	1,033	387	1,027	-
Consumer	1,839	(86)	1,753	90	2,921	80
Subtotal	24,607	(1,611)	22,996	1,608	20,432	563

Summary
Commercial real estate	46,961	(7,664)	39,297	655	35,192	778
Commercial	6,296	(1,393)	4,903	213	5,974	90
Residential real estate	38,963	(8,765)	30,198	263	33,684	256
Home equity lines	1,987	(32)	1,955	387	1,682	-
Consumer	12,340	(1,587)	10,753	90	8,132	161

Grand Totals	$106,547	$(19,441)	$87,106	$1,608	$84,664	$1,285

Note 4 – Loans (continued)

The following is an aging analysis of past due financing receivables by class at June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$902	$-	$17,429	$18,331	$354,408	$372,739	$-
Commercial and industrial	365	-	2,799	3,164	79,652	82,816	-
Commercial line of credit	232	50	1,429	1,711	46,297	48,008	-
Residential construction	-	-	12,921	12,921	92,006	104,927	-
Home equity lines	324	-	2,093	2,417	89,483	91,900	-
Residential lots	229	-	10,056	10,285	29,322	39,607	-
Raw land	-	2,881	241	3,122	12,036	15,158	-
Consumer	1,180	48	8,144	9,372	149,064	158,436	-
Total	$3,232	$2,979	$55,112	$61,323	$852,268	$913,591	$-
Percentage of total loans	0.35%	0.33%	6.03%	6.71%	93.29%

The following is an aging analysis of past due financing receivables by class at December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days (1)	Total Past Due	Current	Total Financing Receivables	Recorded Investment 90 Days or more and Accruing
	(Amounts in thousands)
Commercial real estate	$376	$265	$26,484	$27,125	$360,150	$387,275	$-
Commercial and industrial	308	7	3,548	3,863	81,458	85,321	-
Commercial line of credit	50	35	1,429	1,514	43,060	44,574	-
Residential construction	-	-	11,491	11,491	90,454	101,945	-
Home equity lines	248	171	2,637	3,056	92,080	95,136	-
Residential lots	-	-	12,096	12,096	33,068	45,164	-
Raw land	-	-	1,484	1,484	16,004	17,488	-
Consumer	2,839	932	8,879	12,650	160,469	173,119	-
Total	$3,821	$1,410	$68,048	$73,279	$876,743	$950,022	$-
Percentage of total loans	0.40%	0.15%	7.16%	7.71%	92.29%

(1)  As the Company has no loans past due 90 or more days and still accruing, this category only includes nonaccrual loans.

Note 5 – Allowance for Loan Losses

The following table shows, an analysis of the allowance for loan losses by loan segment, for the quarter ended June 30, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:

Beginning balance	$8,925	$3,092	$7,861	$1,266	$3,037	$24,181
Provision	1,410	574	76	34	206	2,300
Charge-offs	(1,802)	(356)	(1,597)	(139)	(586)	(4,480)
Recoveries	321	112	433	7	80	953
Ending balance	$8,854	$3,422	$6,773	$1,168	$2,737	$22,954

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the six months ended June 30, 2012.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:

Beginning balance	$9,076	$3,036	$7,258	$1,412	$3,383	$24,165
Provision	2,778	1,390	1,202	(103)	(67)	5,200
Charge-offs	(3,529)	(1,256)	(2,169)	(151)	(943)	(8,048)
Recoveries	529	252	482	10	364	1,637
Ending balance	$8,854	$3,422	$6,773	$1,168	$2,737	$22,954

For nonperforming loans requiring specific ALLL	201	691	9	272	-	$1,173

For accruing troubled debt restructured loans requiring specific ALLL	471	-	3	-	52	526

Ending balance: requiring specific ALLL	$672	$691	$12	$272	$52	$1,699

Ending balance: general ALLL	$8,182	$2,731	$6,761	$896	$2,685	$21,255

 The following table shows the breakdown of the allowance for loan losses by component loan segment, for the quarter ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:

Beginning balance	$6,262	$3,593	$13,097	$1,759	$2,953	$27,664
Provision	2,385	940	273	(320)	422	3,700
Charge-offs	(2,180)	(1,064)	(1,805)	(100)	(386)	(5,535)
Recoveries	416	199	752	132	183	1,682
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

Note 5 – Allowance for Loan Losses (continued)

The following table shows, an analysis of the allowance for loan losses by loan segment, for the six months ended June 30, 2011.

	Commercial		Residential
	Real		Real
	Estate	Commercial	Estate	HELOC	Consumer	Total
	(Amounts in thousands)
Allowance for credit losses:

Beginning balance	$6,703	$4,154	$13,534	$1,493	$3,696	$29,580
Provision	3,306	1,068	1,714	484	1,228	7,800
Charge-offs	(4,077)	(1,829)	(4,008)	(641)	(2,066)	(12,621)
Recoveries	951	275	1,077	135	314	2,752
Ending balance	$6,883	$3,668	$12,317	$1,471	$3,172	$27,511

For nonperforming loans requiring specific ALLL	299	348	754	315	438	2,154

For accruing troubled debt restructured loans requiring specific ALLL	118	2	-	-	42	162

Ending balance: requiring specific ALLL	$417	$350	$754	$315	$480	$2,316

Ending balance: general ALLL	$6,466	$3,318	$11,563	$1,156	$2,692	$25,195

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

Note 5 – Allowance for Loan Losses (continued)

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

Note 5 – Allowance for Loan Losses (continued)

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

Note 5 – Allowance for Loan Losses (continued)

The following is a summary of credit exposure segregated by credit risk profile by internally assigned grade by class at June 30, 2012 and December 31, 2011:

	Commercial Real Estate		Commercial and Industrial		Commercial Lines of Credit
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	(Amounts in thousands)
Acceptable Risk or Better	$273,013	$261,287	$58,673	$57,563	$39,426	$37,883
Special Mention	26,778	49,179	4,872	10,804	3,101	2,796
Substandard	64,840	76,701	19,214	16,526	5,481	3,765
Doubtful	8,108	108	57	428	-	130
Total	$372,739	$387,275	$82,816	$85,321	$48,008	$44,574

	Residential Construction		Home Equity Lines		Consumer
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	(Amounts in thousands)
Acceptable Risk or Better	$70,963	$62,382	$85,625	$87,325	$122,763	$139,491
Special Mention	8,106	11,212	1,251	2,362	13,698	13,147
Substandard	25,858	28,351	5,024	5,449	21,975	20,481
Total	$104,927	$101,945	$91,900	$95,136	$158,436	$173,119

	Residential Lots		Raw Land
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
		(Amounts in thousands)
Acceptable Risk or Better	$9,478	$10,451	$11,790	$11,807
Special Mention	3,655	5,612	200	976
Substandard	26,474	29,101	3,168	4,705
Total	$39,607	$45,164	$15,158	$17,488

Note 6 – Borrowings

The following is a summary of our borrowings at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Amounts in thousands)
Short-term borrowings
FHLB advances	$35,000	$5,000
Repurchase agreements	24,268	28,629
	$59,268	$33,629

Long-term borrowings
FHLB advances	$41,549	$71,637
Term repurchase agreements	60,000	60,000
Jr. subordinated debentures	45,877	45,877
	$147,426	$177,514

See Note 8 for discussion on deferral of interest payments on subordinated debentures.

Note 7 – Non-Interest Income and Other Non-Interest Expense

The major components of other non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Increase in cash surrender value of life insurance	$257	$276	$511	$542
Gain (loss) and net cash settlement on economic hedges	178	181	263	(424)
Other	256	238	519	475
	$691	$695	$1,293	$593

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Postage, printing and office supplies	$129	$178	$294	$349
Telephone and communication	206	215	422	463
Advertising and promotion	229	378	457	609
Data processing and other outsourced services	204	189	461	360
Professional services	508	962	950	1,795
Debit card expense	218	243	471	459
(Gain) loss on sales of foreclosed assets	(185)	(210)	(258)	(490)
Other	1,092	1,304	2,364	2,655
	$2,401	$3,259	$5,161	$6,200

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

Note 8 – Regulatory Matters (continued)

As previously reported, the Company suspended the payment of quarterly cash dividends on the preferred stock issued to the US Treasury and the Company elected to defer the payment of quarterly scheduled interest payments on both issues of junior subordinated debentures, relating to its outstanding trust preferred securities. The Company continues to account for the obligation for the preferred dividend to the US Treasury and the interest due on the subordinated debentures. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of June 30, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $3.9 million and $4.3 million, respectively.

The Bank has already undertaken the following actions, among others, to comply with the Consent Order:

•	The Bank has exceeded all minimum capital requirements of the Consent Order.
•	As of June 30, 2012, the Bank reduced its risk exposure to adversely classified assets identified in the Bank’s June 30, 2010 Report of Examination by an amount (60%) exceeding its scheduled reduction of 35% by February 2012 and meeting, in advance, its August 2012 scheduled reduction of 60%.

The process of responding to the provisions of the Consent Order is well underway. To date, management believes that the Company’s compliance efforts have been satisfactory and within the scheduled time frames. Compliance efforts remain ongoing.

The Consent Order, as set forth above, requires the Bank to achieve and maintain minimum capital requirements of 8% Tier 1 (leverage) capital and total risk-based capital of 11%. As shown in the table below, the Bank had regulatory capital in excess of the Consent Order requirements as of June 30, 2012.

The minimum capital requirements to be characterized as “well capitalized”, as defined by regulatory guidelines, the capital requirements pursuant to the Consent Order and the Bank’s actual capital ratios were as follows for June 30, 2012:

		Minimum Regulatory Requirement
		"Well	Pursuant to
Captial ratios	Bank	Capitalized"	Consent Order
Total risk-based	14.62%	10%	11%
Tier 1 risk-based	13.36%	6%	N/A
Tier 1 leverage	9.66%	5%	8%

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

Note 8 – Regulatory Matters (continued)

As a bank holding company subject to regulation by the Federal Reserve, the Company must comply with regulatory capital ratios. Under the June 23, 2011 Written Agreement, there were no minimum regulatory ratios imposed by the Federal Reserve. In the written capital plan submitted to the Federal Reserve in June 2011, the Company set the regulatory well capitalized minimum requirements as its capital targets. As of June 30, 2012, the Company’s capital exceeded the minimum requirements for a “well capitalized” bank holding company. Information regarding the Company’s capital at June 30, 2012 is set forth below:

			Minimum
	Actual		"Well Capitalized"
Captial ratios	Amount	Ratio	Requirements
Total risk-based	$157,815	14.87%	10%
Tier 1 risk-based	131,387	12.38%	6%
Tier 1 leverage	131,387	8.95%	5%

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

In February 2011, the Company suspended the payment of quarterly cash dividends to the US Treasury on this preferred stock. Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of June 30, 2012, the total amount of cumulative dividends and interest owed to the US Treasury was $3.9 million. The Company has now deferred six quarterly payments. If the Company defers more than six quarterly payments to the US Treasury, then the US Treasury will have the right to elect two new board members. Directors elected by the US Treasury may not have the same interests as other shareholders and may desire the Company to take certain actions not supported by other shareholders. There can be no assurances that directors elected to represent the US Treasury would be supportive of our management’s business plans or the interests of other shareholders. Therefore, the election of directors to represent the US Treasury could have a material adverse effect on our business or the direction of its future prospects. As a part of the merger with Capital Bank, it is expected that the Treasury’s investment in the Company’s preferred stock will be redeemed.

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

Note 10 – Derivatives (continued)

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

The fair value of the Company’s derivative assets and liabilities and their related notional amounts is summarized below.

	June 30, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair value hedges

Interest rate swaps associated with deposit activities: Certificate of Deposit contracts	$420	$40,000	$436	$65,000

Currency Exchange contracts	(344)	10,000	(457)	10,000

Trust Preferred contracts	(72)	10,000	(202)	10,000

Cash flow hedges

Interest rate swaps associated with borrowing activities: Loan contracts	(895)	35,000	-	-

Interest rate cap contracts	1	12,500	9	12,500
	$(890)	$107,500	$(214)	$97,500

See Note 11 for additional information on fair values of net derivatives.

Note 10 – Derivatives (continued)

The following table further breaks down the derivative positions of the Company:

	As of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$1
Interest rate swap contracts	Other Assets	420	Other Liabilities	$967

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	344
Total derivatives		$421		$1,311
Net Derivative Asset (Liability)				$(890)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(Amounts in thousands)
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$9
Interest rate swap contracts	Other Assets	436	Other Liabilities	$202

Derivatives not designated as hedging instruments
Interest rate swap contracts		-	Other Liabilities	457
Total derivatives		$445		$659
Net Derivative Asset (Liability)				$(214)

Note 10 – Derivatives (continued)

The tables below illustrate the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings.

For the Three Months Ended June 30, 2012

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(850)	Interest Expense	$-

For the Six Months Ended June 30, 2012

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(903)	Interest Expense	$-

For the Three Months Ended June 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(62)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$42		$(75)

For the Six Months Ended June 30, 2011

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI into
Cash Flow Hedging	Derivative (Effective	into Income	Income (Effective
Relationships	Portion)	(Effective Portion)	Portion)
(Amounts in thousands)

Interest rate contracts	$(150)	Interest Expense	$-

	Ineffective Portion		Ineffective Portion
	$104		$534

Note 10 – Derivatives (continued)

Prior to 2011, no gain or loss has been recognized in the income statement due to any ineffective portion of any cash flow hedging relationship. During the first quarter of 2011, the Company recorded a $384 thousand mark to market loss in the income statement on an interest rate swap relating to trust preferred securities. The Company recorded a $70 thousand gain on this swap into non-interest income during the three months ended June 30, 2012. The payment of interest on the trust preferred securities was suspended in February 2011 which resulted in the swap changing its status from effective to ineffective. The change to an ineffective status disqualified the instrument from hedge accounting and required mark to market adjustments to be included in the income statement instead of other comprehensive income as previously recorded.

The tables below show the location and amount of gains (losses) recognized in earnings for fair value hedges, the ineffective portion of cash flow hedges and other economic hedges.

For the Three Months Ended June 30, 2012

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$178

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$272

For the Six Months Ended June 30, 2012

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$263

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$598

For the Three Months Ended June 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$181

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$465

For the Six Months Ended June 30, 2011

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
Description	Income on Derivative	Derivative
		(Amounts in thousands)
Interest rate contracts - Not designated as hedging instruments	Other Income (Expense)	$(424)

Interest rate contracts - Fair value hedging relationships	Interest Income/(Expense)	$993

Note 10 – Derivatives (continued)

The interest rate swap with borrowing activities on trust preferred securities has a maturity date of September 6, 2012. The maturity date for the interest rate cap contract is February 18, 2014. The currency exchange contracts have maturity dates of November 29, 2013 and December 30, 2013. The interest rate swaps on certificates of deposit have maturity dates of September 30, 2030, October 12, 2040 and December 17, 2040. All of these swaps have the ability to be called by the counterparty prior to their maturity date. One interest rate swap on certificates of deposit has passed its call date (September 30, 2011) and is now callable quarterly. Two others have original call dates of October 14, 2014 and November 28, 2014. On April 28, 2012 and May 29, 2012, interest rate swaps on certificates of deposit with notional amounts totaling $25.0 million were called by the counterparty. The related certificates of deposit were also called.

Certain derivative liabilities were collateralized by securities, which are held by the counterparty or in safekeeping by third parties. The fair value of these securities was $2.4 million and $7.3 million at June 30, 2012 and December 31, 2011, respectively. Collateral calls can be required at any time that the market value exposure of the contracts is less than the collateral pledged. The degree of overcollateralization is dependent on the derivative contracts to which the Company is a party.

As part of our banking activities, the Company originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at June 30, 2012.

In January 2012, the Company entered into $35.0 million notional forward starting interest rate swaps. The purpose of these swaps is to lock in currently low fixed rate funding costs for intermediate term FHLB advances maturing from July 2012 through November 2013. The maturity dates for these three contracts are July 16, 2017, January 3, 2018, and January 11, 2018. The first of the three FHLB loans was not renewed in July 2012 as scheduled due to higher than anticipated liquidity levels and as part of merger strategy. The result of not renewing the advance is a free standing derivative that will be adjusted to market value through the income statement beginning in the third quarter. The valuation of the derivative at the most recent month end was a loss of $118 thousand. The valuation of the instrument will change at each subsequent reporting period based on several factors, most notably changes in interest rates.

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

Note 11 - Disclosures About Fair Values of Financial Instruments (continued)

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

Borrowings

As it relates to the Company’s subordinated debentures, a portion of this debt is publicly traded on NASDAQ under the ticker “SCMFO”. The remaining fair values on the subordinated debentures are calculated by reference to the market price of the publicly traded comparable trust preferred securities as an indication of the Company’s credit risk. The remaining fair values of the FHLB advances and repurchase agreements are based on discounting expected cash flows at the current interest rate for debt with the same or similar remaining maturities and collateral requirements.

Accrued interest

The carrying amounts of accrued interest receivable and payable approximate fair value.

Derivative financial instruments

Interest rate swaps and the interest rate option are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models run by a third-party on a monthly basis. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date using interest rates appropriate for the term structure of the financial instrument hedged and for the counterparty involved. The Company classifies interest rate swaps as Level 2 except for the foreign exchange contracts.

Note 11 - Disclosures About Fair Values of Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying	Estimated fair value
	amount	Level 1	Level 2	Level 3
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$25,144	$25,144	$-	$-
Federal funds sold and overnight deposits	101,784	101,784	-	-
Investment securities available for sale	261,944	-	261,944	-
Investment securities held to maturity	51,009	-	53,058	-

Loans held for sale and loans, net of allowance	894,669	-	-	875,980

Investment in life insurance	31,430	-	-	31,430
Accrued interest receivable	5,081	-	-	5,081

Financial liabilities:
Deposits	1,126,701	-	-	1,130,200
Short-term borrowings	59,268	-	-	61,319
Long-term borrowings	147,426	35,880	9,500	110,836
Accrued interest payable	6,125	-	-	6,125

On-balance sheet derivative financial instruments:
Interest rate swaps	(890)	-	(546)	(344)
Interest rate option	1	-	1	-

	December 31, 2011
	Carrying	Estimated fair value
	amount	Level 1	Level 2	Level 3
	(Amounts in thousands)

Financial assets:
Cash and due from banks	$23,356	$23,356	$-	$-
Federal funds sold and overnight deposits	23,198	23,198	-	-
Investment securities available for sale	362,298	-	362,298	-
Investment securities held to maturity	44,403	-	45,514	-

Loans held for sale and loans, net of allowance	930,316	-	-	867,438

Investment in life insurance	30,919	-	-	30,919
Accrued interest receivable	5,843	-	-	5,843

Financial liabilities:
Deposits	1,183,172	-	-	1,177,073
Short-term borrowings	33,629	-	-	35,334
Long-term borrowings	177,514	14,352	4,160	143,376
Accrued interest payable	5,219	-	-	5,219

On-balance sheet derivative financial instruments:
Interest rate swaps	(223)	-	234	(457)
Interest rate option	9	-	9	-

Note 12 – Fair Values of Assets and Liabilities

Accounting standards establish a framework for measuring fair value according to GAAP and expands disclosures about fair value measurements. Under these standards, there is a three level fair value hierarchy that is fully described below. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments. The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, impaired loans and foreclosed assets. At June 30, 2012 and December 31, 2011, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

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

There were no transfers between any of the levels during second quarter 2012. The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US Government agencies	$19,715	$-	$19,715	$-
Asset-backed securities	207,145	-	207,145	-
Municipals	27,786	-	27,786	-
Trust preferred securities	2,555	-	2,555	-
Common stocks and mutual funds	3,744	-	3,744	-
Other	999	-	999	-
Derivatives
Interest rate swaps	(890)	-	(546)	(344)

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale:
US government agencies	$34,729	$-	$34,729	$-
Asset-backed securities	291,368	-	291,368	-
Municipals	29,220	-	29,220	-
Trust preferred securities	2,321	-	2,321	-
Corporate bonds	3,659	-	3,659	-
Other	1,001	-	1,001	-
Derivatives
Interest rate swaps	(214)	-	243	(457)

Note 12 – Fair Values of Assets and Liabilities (continued)

Quantitative Information about Level 3 Fair Value Measurements

				Range
	Fair Value at	Valuation	Unobservable	(Weighted
	June 30, 2012	Technique	Input	Average)
	(Amounts in thousands)

Recurring measurements:
Interest rate swaps	(344)	Discounted cash flow	Discount rate	.5 - 3.75%

Nonrecurring measurements:
Impaired loans	15,857	Discounted appraisals	Appraisal Discounts	15 - 50%
Other real estate owned	19,873	Discounted appraisals	Appraisal Discounts	10% - 90%

The unobservable input used in the fair value measurement of the Company’s interest rate swap agreements is the discount rate. A significant change in the discount rate could result in a significantly different fair value measurement. The discount rate is determined by a third-party valuation provider by obtaining publicly available third party quotes. The only level three derivatives held by the Company are two foreign exchange contracts. The Company entered into the foreign exchange contract to convert foreign currency denominated certificates of deposit into long term dollar denominated time deposits. The interest rate on the underlying certificates of deposit with an original notional value/amount of $10.0 million is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency swap is also based on this proprietary index. The Company’s asset liability management team periodically reviews the discount rates utilized in determining the fair value of the interest rate swap agreements.

The table below presents a reconciliation for the second quarter of 2012, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs
(Amounts in thousands)
Net Derivatives
Beginning Balance April 1, 2012	$(458)
Total realized and unrealized gains or losses:
Included in earnings	114
Included in other comprehensive income	-
Purchases	-
Issuances	-
Settlements	-
Transfers in and/or out of Level 3	-
Ending Balance	$(344)

Note 12 – Fair Values of Assets and Liabilities (continued)

The table below presents a reconciliation for the six months ended 2012, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs
(Amounts in thousands)
Net Derivatives
Beginning Balance January 1, 2012	$(457)
Total realized and unrealized gains or losses:
Included in earnings	113
Included in other comprehensive income	-
Purchases	-
Issuances	-
Settlements	-
Transfers in and/or out of Level 3	-
Ending Balance	$(344)

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being US government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as level 2. No securities were transferred between level 1 and level 2 for the quarter ended June 30, 2012.

The table below presents a reconciliation for the second quarter of 2011, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Amounts in thousands)
	Securities
	Available for Sale	Net Derivatives
Beginning Balance April 1, 2011	$-	$(1,085)
Total realized and unrealized gains or losses:
Included in earnings	-	516
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$-	$(569)

The table below presents a reconciliation for the six months ended 2011, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

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

Note 12 – Fair Values of Assets and Liabilities (continued)

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

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the fair value of the collateral is less than the recorded investment in the loan. At June 30, 2012, loans with a book value of $74.8 million were evaluated for impairment. Of this total, $17.7 million required a specific allowance totaling $1.7 million for a net fair value of $15.8 million. The methods used to determine the fair value of these loans were considered level 3. At June 30, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

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

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$15,857	$-	$-	$15,857

Foreclosed assets	19,873	-	-	19,873

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Impaired loans	$21,388	$-	$-	$21,388

Foreclosed assets	19,812	-	-	19,812

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

In reviewing the needs of our Bank with regard to proper management of its asset/liability program, we estimate future needs, taking into consideration investment portfolio purchases, calls and maturities in addition to estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. We use a number of measures to monitor and manage interest rate risk, including net interest income simulations and gap analyses. A net interest income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The results of the most recent analysis indicated that the Company is relatively interest rate neutral. Given the current level of market interest rates, it is not meaningful to use an assumed decrease in interest rates of more than 1%. If interest rates decreased instantaneously by one percentage point, our net interest income over a one-year time frame could decrease by approximately 7.6%. If interest rates increased instantaneously by two percentage points, our net interest income over a one-year time frame could increase by approximately 10.6%.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level. However, the Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the six months ended June 30, 2012, the Company completed a number of measures to strengthen its credit risk management, including enhancements to credit underwriting and credit approval, more comprehensive procedures to identify and evaluate troubled debt restructurings and a strengthening of the staffing and Board oversight for the Bank’s internal loan review function. As a part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

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

While we intend and expect to meet all of the conditions required to consummate the transaction with Capital Bank Financial Corp., there are certain closing conditions which are beyond our control whose occurrence, or failure, could result in the transaction being terminated. These factors include the failure of Capital Bank Financial Corp. to obtain regulatory approval or the consideration by our Board of a competing offer. Under certain circumstances, the consideration of a competing offer could result in the Company paying significant termination fees and expenses as disclosed in Note 2 to the financial statements. If the transaction with Capital Bank Financial Corp. fails to be consummated, the Company could be obligated to pay additional expenses for the transaction (which could be material and have not yet been expensed). We could also experience material operational disruptions, including a loss of key employees and/or key customer relationships. Failure of the transaction to be consummated could have a material adverse effect on our business, future prospects, financial condition or results of operations and shareholders might not be able to realize a similar value for their shares for some time.

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

SOUTHERN COMMUNITY FINANCIAL CORPORATION

Date: August 8, 2012	By:	/s/ James Hastings
James Hastings
Interim President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2012	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 63 -